Form 10-K405
period 1995-03-31
FRIEDMAN INDUSTRIES INC
filed 1995-06-29
CIK 39092

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

 X     Annual report pursuant to Section 13 or 15(d) of the Securities
- - ---      Exchange Act of 1934 For the fiscal year ended March 31, 1995
                                                        --------------

- - ---        Transition report pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
       For the transition period from ______________ to _______________

Commission File No. 1-7521
                    ------

                       FRIEDMAN INDUSTRIES, INCORPORATED
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Texas                             74-1504405
          ------------------------               ---------------------
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)             Identification No.)

       4001 Homestead Road, Houston, Texas               77028
       -----------------------------------             ----------
       (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code   (713) 672-9433
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
   Title of each class                            on which registered
   -------------------                          -----------------------

Common Stock, $1 Par Value                      American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.

                             Yes   X       No
                                 -----        -----

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                             Yes   X       No
                                 -----        -----

               The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 6, 1995 (computed by reference to the closing price on the American Stock Exchange on such date), was approximately $13,833,000.

               The number of shares of the registrant's Common Stock outstanding at June 6, 1995 was 5,832,195 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

               Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 1995 - Part II.

               Proxy Statement for the 1995 Annual Meeting of Shareholders -
               Part III.

                                     PART I

Item 1.  Business

               Friedman Industries, Incorporated (the "Company"), a Texas corporation incorporated in 1965, is in the steel processing and distribution business. The Company has two product groups: coil processing (steel sheet and plate) and tubular products. In fiscal 1994, the Company discontinued the operations of its wholly owned subsidiary, Royal Fasteners Corporation, which was engaged in the marketing of fastener products.

               Significant financial information relating to the Company's product and service groups for the last three years is contained in Note 8 of the Company's Consolidated Financial Statements appearing on page 11 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1995, which is incorporated herein by reference elsewhere in this report.

Coil Processing

               The Company purchases domestic and foreign hot-rolled steel coils, processes the coils into steel sheet and plate and sells these products on a wholesale, rapid-delivery basis in competition with steel mills, importers and steel service centers. The Company also processes customer-owned coils on a fee basis. The Company has coil processing plants located at Lone Star, Texas, Houston, Texas and Hickman, Arkansas. At each plant the steel coils are processed through a cut-to-length line which levels the steel and cuts it to prescribed lengths. At the Houston facility, the steel is passed through a 2-Hi rolling mill which, in a cold process, improves surface quality and imparts a higher degree of flatness. The Company's Lone Star facility operates a coil-to-coil, 2-Hi rolling mill, which is designed to uncoil material, pass the material through the rolling mill and recoil the material so that it may be stored in coil form. The Company's processing machinery is heavy, mill-type equipment capable of processing steel coils weighing up to 25 tons. Coils are processed to the specifications required for a particular order. Shipments are made via unaffiliated truckers or by rail and, in times of normal supply and market conditions, can generally be made within 48 hours of receipt of the customer's order.

               At its Lone Star facility, the Company receives hot-rolled steel coils primarily from Lone Star Steel Company ("LSS"), which is located approximately four miles from the Company's plant. The Lone Star plant receives its supply of steel from LSS and other suppliers at competitive prices determined at the time of purchase. During fiscal 1995 and 1994, the Company received approximately 80% and 74%, respectively, of its tonnage for the Lone Star facility from LSS and was able to purchase sufficient tonnage at competitive prices from other suppliers to meet the requirements of this facility. Loss of LSS as a source of coil supply could have a material adverse effect on the Company's business.

               At its Houston facility, the Company warehouses and processes hot-rolled steel coils, which are generally purchased on the open market at competitive prices from importers, trading companies and domestic steel mills. The Houston facility has primarily relied on domestic steel mills as a significant source of steel coils in recent years.

               At the Company's Hickman facility, the Company warehouses and processes steel coils which are purchased primarily from Nucor Steel Company ("NSC"). NSC is located approximately one-half mile from the Hickman facility. Loss of NSC as a source of coil supply could have a material adverse effect on the Company's business.

               At the Lone Star facility, the Company maintains three cut-to-length lines and a coil-to-coil 2-Hi rolling mill. This equipment is capable of processing steel up to 84 inches wide and up to one-half inch thick. At the Houston facility, the Company has a cut-to-length line and a rolling mill that are capable of processing steel up to 90 inches wide and up to one-half inch thick. The Hickman facility operates a cut to length line which has 84 inch wide and one-half inch thick capacity.

Tubular Products

               Through its Texas Tubular operation in Lone Star, Texas, the Company purchases, markets, processes (e.g., sorting, end-beveling, threading, etc.) and manufactures tubular products.

               The Company processes its own tubular products and processes pipe on a fee basis for one major customer, LSS. Pipe processing equipment employed by this operation includes nine threading machines, six cutoff and beveling machines, pipe handling equipment and other related machinery. This machinery can process pipe up to 13-3/8 inches in outside diameter.

               In May 1990, the Company purchased a pipe mill and related equipment, which was installed at the Company's Texas Tubular operation, and, in April 1991, began manufacturing pipe. The pipe mill is capable of producing pipe from 2-3/8 inches to 8-5/8 inches in outside diameter. In March 1992, the pipe mill was API-licensed to manufacture line and oil country pipe. The pipe mill also manufactures pipe for structural and piling purposes that meets recognized industry standards. The Company currently manufactures and sells substantially all of its line and oil country pipe to LSS pursuant to orders received from LSS, and in exchange therefor LSS sells to the Company pipe for structural applications for some sizes of pipe that are beyond the capability of the pipe mill.

               In June 1990, the Company and LSS entered into an informal arrangement for the supply of pipe to the tubular operation. The Company can make no assurances, however, as to the amounts of pipe and steel coils that will be available from LSS in the future or amounts of tubular products that it will be able to process for LSS in the future. Loss of LSS as a source of supply or as a customer could have a material adverse effect on the Company's business. A summary of tubular operations is provided in Note 8 of the Company's Consolidated Financial Statements incorporated herein by reference.

Marketing

               The following table sets forth the approximate percentage of total sales contributed by each group of steel products during each of the Company's last three fiscal years:

Product Groups              1995            1994           1993
- - --------------              ----            ----           ----

Coil Processing              65%            61%             64%
Tubular Products             35%            39%             35%
Fastener Products             --              --             1%

         Coil Processing (Steel Sheet and Plate). The Company's products and processing services are sold to approximately 330 customers located primarily in the midwestern, southwestern and southeastern sections of the United States. The Company's coil processing products and services are sold principally to steel distributors and to customers fabricating steel products such as storage tanks, steel buildings, farm machinery and equipment, construction equipment, transportation equipment, conveyors and other similar products. During each of the fiscal years ended March 31, 1995, 1994 and 1993, four customers accounted for approximately 25% of the Company's sales of these products. No sheet and plate customer accounted for as much as 10% of the Company's total sales during those years. Sales by the Company to any one industry did not exceed 40% of total sales in fiscal 1995.

         The Company sells substantially all of its steel coil products through its own sales force. At March 31, 1995, the sales force consisted of a vice president of sales and five inside salesmen. The vice president of sales supervises the sales department and performs the duties of an inside salesman. The inside sales force handles mostly telephone orders from customers.
Salesmen are paid on a salary and
commission basis with the rate of commission depending upon the tonnage shipped to the salesman's customers in a particular month.

         Shipments of particular products are made from the facility offering the product desired. If the product is available at more than one facility, other factors such as location of the customer, productive capacity of the facility and activity of the facility enter into the decision regarding shipments. The Company regularly contracts on a quarterly basis with many of its larger customers to supply minimum quantities of steel.

         Tubular Products. Tubular products are sold nationally to approximately 240 customers. Sales of tubular products were made primarily to steel and pipe distributors, to piling contractors and to LSS. Sales of pipe to LSS accounted for approximately 11% of the Company's total sales in fiscal 1995.

         The Company sells its tubular products through its own sales force, which includes two inside salesmen and one manager. Salesmen are paid on a salary and commission basis.

         The Company processes its own tubular products and processes pipe for one major customer, LSS, on a fee basis.

Employees

         At March 31, 1995, the Company had approximately 106 full-time employees of whom eight were executive officers, seven were salespersons, nine were administrative and clerical workers, 14 were supervisors and approximately 68 were skilled and semi-skilled operators.

Competition

         The Company is normally engaged in a non-seasonal, highly competitive business. The Company competes with steel mills, importers and steel service centers. The steel industry, in general, is characterized by a small number of extremely large companies dominating the bulk of the market and a large number of relatively small companies, such as the Company, competing for a limited share of such market. The large companies and many of the small companies possess resources substantially greater than those of the Company.

         In the opinion of management, the competitive position of the Company in times of normal supply and market conditions is dependent upon its ability to offer steel products at prices competitive with or below those of other steel suppliers, as well as its ability to provide products to customer specifications on a rapid delivery basis.

Executive Officers of the Company

         The following table sets forth the name, age, officer positions and family relations, if any, of each executive officer of the Company and period during which each officer has served in such capacity:

                                                   Position, Offices with the Company
         Name                Age                      and Family Relations, if any
         ----                ---                      ----------------------------
Jack Friedman                74        Chairman of the Board of Directors and Chief Executive Officer since 1970,
                                       Director since 1965, brother of Harold Friedman

Harold Friedman              65        President and Chief Operating Officer since 1975, Executive Vice President from
                                       1973 to 1975, Director since 1965, brother of Jack Friedman

Ronald Burgerson             56        Vice President since 1974

Thomas Thompson              44        Vice President - Sales since 1990

Benny Harper                 49        Vice President since 1990, Treasurer since 1980 and Secretary since May 1992

William Crow                 48        Vice President since 1981, President of Texas Tubular Products Division since
                                       August, 1990.

Ted Henderson                67        Vice President since 1985

Dale Ray                     49        Vice President since 1994

         Thomas Thompson was elected a vice president in August 1990. Prior thereto, Mr. Thompson supervised the inside sales function of the Company for more than five years.

         Dale Ray was elected a vice president in March 1994. Prior thereto, Mr. Ray was a plant manager at the Company's Lone Star facility for more than five years.

Item 2.  Properties

         The principal properties of the Company are described in the following table:

                                                   Approximate                                     Type of
Location                                               Size                 Ownership            Construction
- - --------                                         --------------             ---------            ------------
LONE STAR, TEXAS
  Plant-Coil Processing                          42,260 sq. feet            Owned (1)            Steel frame/siding
  Plant-Texas Tubular Products                   76,000 sq. feet            Owned (1)            Steel frame/siding
  Offices-Coil Processing                         1,200 sq. feet            Owned (1)            Steel building
  Offices-Texas Tubular Products                  3,500 sq. feet            Owned (1)            Cinder block
  Land-Coil Processing                           13.93 acres                Owned (1)                 --
  Land-Texas Tubular Products                    67.77 acres               Leased (2)                --

LONGVIEW, TEXAS Offices                           2,100 sq. feet           Leased (3)            Office Building

HOUSTON, TEXAS
  Plant and Warehouse-Coil Processing            70,000 sq. feet            Owned (1)            Rigid steel frame
                                                                                                 and steel siding
  Offices-Coil Processing                         4,000 sq. feet            Owned (1)            Brick veneer;
                                                                                                 steel building
  Land-Coil Processing                             12 acres                 Owned (1)                 --

HICKMAN, ARKANSAS
  Plant and Warehouse-Coil Processing            25,000 sq. feet            Owned (1)            Steelframe/siding
  Offices-Coil Processing                         1,200 sq. feet            Owned (1)            Cinder block
  Land-Coil Processing                             20 acres                 Owned (1)                 --

______________________

(1) All of the Company's owned real estate, plants and offices are held in fee and are not subject to any mortgage or deed of trust.

(2) The real estate lease is with LSS and its affiliate, Texas & Northern Railway, Inc., and expires August 31, 2010. The lease provides for monthly payments of $1,667 adjusted each January 1 for changes in the Consumer Price Index. The Company has an exclusive option to purchase this property during a 60-day period beginning May 1, 1998 for $214,238.

(3) The office lease is with a nonaffiliated party, expires October 31, 1996, and provides for an annual rental of $19,869.

All of the Company's facilities are in good condition and adequate for the Company's present operations.

Item 3.  Legal Proceedings

         The Company is not a party to, nor is its property the subject of, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters

         The Company's Common Stock is traded principally on the American Stock Exchange (Symbol: FRD).

         Reference is hereby made to the sections of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1995, entitled "Description of Business--Range of High and Low Sales Prices of Common Stock" and "Description of Business--Dividends Declared Per Share of Common Stock", which sections are hereby incorporated herein by reference.

         The approximate number of shareholders of record of Common Stock of the Company as of May 19, 1995, was 800.

         The Company intends to continue the payment of cash dividends although future dividends will depend on the Company's earnings and financial needs and on other factors.

Item 6.  Selected Financial Data

         Information with respect to Item 6 is hereby incorporated herein by reference from the section of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1995, entitled "Selected Financial Data".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1995, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 8.  Financial Statements and Supplementary Data

         The following financial statements and notes thereto of the Company included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1995, are hereby incorporated herein by reference:

         Consolidated Balance Sheets--March 31, 1995 and 1994

         Consolidated Statements of Earnings--Years ended March 31, 1995, 1994 and 1993

         Consolidated Statements of Stockholders' Equity--Years ended March 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows--Years ended March 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements--March 31, 1995

         Report of Independent Auditors

         Information with respect to supplementary financial information relating to the Company appears in Note 9-- Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements incorporated herein by reference above in this Item 8 from the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1995.

         The following supplementary schedule for the Company for the year ended March 31, 1995, is included elsewhere in this report.

         Schedule VIII--Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant

         Information with respect to Item 10 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 1995 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 1995 fiscal year.

Item 11.         Executive Compensation

         Information with respect to Item 11 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 1995 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 1995 fiscal year.

Item 12.         Security Ownership of Certain Beneficial Owners and Management

         Information with respect to Item 12 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 1995 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 1995 fiscal year.

Item 13.         Certain Relationships and Related Transactions

         Information with respect to Item 13 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 1995 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 1995 fiscal year.

                                    PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K

       (a)     (1) and       (2) --      The response to this portion of Item
                                         14 appears elsewhere in this report as
                                         a separate section of this report.

                             (3) --      Exhibits

                             3(i)1       Articles of Incorporation of the
                                         Company, as amended, filed as an
                                         exhibit to the Company's Annual Report
                                         on Form 10-K for the year ended March
                                         31, 1982, and hereby incorporated
                                         herein by reference.

                             3(i)2 Articles of Amendment to the Articles of Incorporation of the Company, as filed with the Texas Secretary of State on September 22, 1987, filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1988, and hereby incorporated herein by reference.

                             3(ii) Bylaws of the Company, amended as of March 27, 1992, filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1992, and incorporated herein by reference.

                              4.1        Promissory Note of the Company to
                                         Texas Commerce Bank National
                                         Association, dated December 1, 1993,
                                         in the amount of $4,000,000, filed as
                                         an Exhibit to the Company's Quarterly
                                         Report on Form 10-Q for the quarterly
                                         period ended December 31, 1993, and
                                         hereby incorporated herein by
                                         reference.

                             4.2 Letter Agreement dated March 22, 1993, as amended by the First Amendment dated December 31, 1993, by and between the Company and Texas Commerce Bank National Association regarding a $5,000,000 revolving credit line, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1993, and hereby incorporated herein by reference.

                             4.3 Amended and Restated Letter Agreement dated April 1, 1995, between the Company and Texas Commerce Bank National Association regarding an $8,000,000 revolving line of credit.

                             10.1 Lease Agreement between NCNB Texas National Bank, as Trustee, and the Company dated September 10, 1990, and Addendum No. 1 thereto dated November 11, 1991, filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1992, and incorporated herein by reference.

                             *10.2 1974 Stock Option Plan, as amended through March 24, 1982, as further amended on January 21, 1987 and February 25, 1988, filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1988, and hereby incorporated herein by reference.

                             10.3 Lease, effective September 1, 1990, by and between Lone Star Steel Company, Texas & Northern Railway, Inc., a Texas corporation, and the Company, filed as an exhibit to the Company's Current Report on Form 8-K dated August 1, 1990, and hereby incorporated herein by reference.

                             *10.4 Friedman Industries, Incorporated 1989 Incentive Stock Option Plan, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991, and hereby incorporated herein by reference.

                             10.5 Promissory Note of the Company to Texas Commerce Bank National
                                         Association, dated December 1, 1993,
                                         in the amount of $4,000,000 (included
                                         as Exhibit 4.1 hereto).

                             10.6 Letter Agreement dated March 22, 1993, as amended by the First Amendment dated December 31, 1993, by and between the Company and Texas Commerce Bank National Association regarding a $5,000,000 revolving credit line (included as Exhibit 4.2 hereto).

                             10.7 Amended and Restated Letter Agreement dated April 1, 1995, between the Company and Texas Commerce Bank National Association regarding an $8,000,000 revolving line of credit (included as Exhibit 4.3 hereto).

                             13.1        The Company's Annual Report to
                                         Shareholders for the fiscal year ended
                                         March 31, 1995.

                             21.1        List of Subsidiaries.

                             23.1        Consent of Independent Auditors.

                             27.1        Financial Data Schedule
                             _______________
                             * Management contract or compensation plan.

                             Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Benny Harper, Vice President, Friedman Industries, Incorporated, P.
                             O. Box 21147, Houston, Texas  77226.

       (b)     Reports on Form 8-K filed in the fourth quarter of fiscal 1995:

                             None

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, and State of Texas, this 26th day of June, 1995.

                                        FRIEDMAN INDUSTRIES, INCORPORATED


                                        By:       /s/ Jack Friedman
                                           ----------------------------------
                                                      Jack Friedman
                                                Chairman of the Board and
                                                  Chief Executive Officer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of Friedman Industries, Incorporated in the City of Houston, and State of Texas.

              Signature                                 Title                               Date
              ---------                                 -----                               ----
       /s/   Jack Friedman            Chairman of the Board, Chief                     June 26, 1995
 ----------------------------------   Executive Officer and Director
             Jack Friedman            (Principal Executive Officer)

       /s/   Harold Friedman          President, Chief Operating                       June 26, 1995
 ----------------------------------   Officer and Director
             Harold Friedman          (Principal Financial Officer)

       /s/   Benny Harper             Treasurer (Principal Accounting                  June 26, 1995
 ----------------------------------   Officer)
             Benny Harper

       /s/   Henry Spira              Director                                         June 26, 1995
 ----------------------------------
             Henry Spira

       /s/   Charles W. Hall          Director                                         June 26, 1995
 ----------------------------------
            Charles W. Hall

       /s/   Kirk K. Weaver           Director                                         June 26, 1995
 ----------------------------------
             Kirk K. Weaver

       /s/   Alan M. Rauch            Director                                         June 26, 1995
 ----------------------------------
             Alan M. Rauch

       /s/   Hershel M. Rich          Director                                         June 26, 1995
 ----------------------------------
             Hershel M. Rich

                       FRIEDMAN INDUSTRIES, INCORPORATED

                                 HOUSTON, TEXAS



                            ANNUAL REPORT FORM 10-K

                           YEAR ENDED MARCH 31, 1995



                             ITEM 14(a)(1) AND (2)

                        LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

              SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                      FRIEDMAN INDUSTRIES, INCORPORATED


===============================================================================================================
               Column A                 Column B               Column C              Column D      Column E
- - ---------------------------------------------------------------------------------------------------------------
                                                              ADDITIONS
                                                    ------------------------------
                                       Balance at    Charged to      Charged to                     Balance
                                        Beginning     Costs and   Other Accounts    Deductions-     at End
             Description                of Period    Expenses(1)      Describe     Describe (A)    of Period
- - ---------------------------------------------------------------------------------------------------------------
Year ended March 31, 1995
   Allowance for doubtful
      accounts receivable (deducted
      from related asset account).....   $ 5,900       $13,715                        $13,645       $ 5,970
                                         =======       =======      ===========       =======       =======
Year ended March 31, 1994
   Allowance for doubtful
      accounts receivable (deducted
      from related asset account).....   $ 5,650       $   250                                      $ 5,900
                                         =======       =======      ===========     ===========     =======

Year ended March 31, 1993
   Allowance for doubtful
      accounts receivable (deducted
      from related asset account).....   $26,516       $38,903                        $59,769       $ 5,650
                                         =======       =======      ===========       =======       =======

- - ---------------
(A)  Accounts and notes receivable written off.

                                   FORM 10-K

                             ITEM 14(a)(1) and (2)

                       FRIEDMAN INDUSTRIES, INCORPORATED

                        LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


       The following financial statements of the Company are set forth herewith in response to Item 14(a)(1) and (2) of this report.

       Consolidated Balance Sheets--March 31, 1995 and 1994

 Consolidated Statements of Earnings--Years ended March 31, 1995, 1994 and 1993

       Consolidated Statements of Stockholders' Equity--Years end March 31, 1995, 1994 and 1993

       Consolidated Statements of Cash Flows--Years ended March 31, 1995, 1994 and 1993

       Notes to Consolidated Financial Statements--March 31, 1995

       Report of Independent Auditors

       The following financial statement schedule of the Company are included in this report.

       Schedule VIII--Valuation and Qualifying Accounts

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

                                 EXHIBIT INDEX



Exhibit No.                  Description
- - -----------                  -----------
3(i)1                  Articles of Incorporation of the Company, as amended, filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31,
                       1982, and hereby incorporated herein by reference.

3(i)2                  Articles of Amendment to the Articles of Incorporation of the Company, as
                       filed with the Texas Secretary of State on September 22, 1987, filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended
                       March 31, 1988, and hereby incorporated herein by reference.

3(ii)                  Bylaws of the Company, amended as of March 27, 1992, filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1992, and incorporated herein by reference.

4.1                    Promissory Note of the Company to Texas Commerce Bank National Association,
                       dated December 1, 1993, in the amount of $4,000,000, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
                       December 31, 1993, and hereby incorporated herein by reference.

4.2                    Letter Agreement dated March 22, 1993, as amended by the First Amendment dated December 31, 1993, by and between the Company and Texas Commerce Bank
                       National Association regarding a $5,000,000 revolving credit line, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1993, and hereby incorporated herein by reference.

4.3                    Amended and Restated Letter Agreement dated April 1, 1995, between the
                       Company and Texas Commerce Bank National Association regarding an
                       $8,000,000 revolving line of credit.

10.1                   Lease Agreement between NCNB Texas National Bank, as Trustee, and the
                       Company dated September 10, 1990, and Addendum No. 1 thereto dated November
                       11, 1991, filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1992, and incorporated herein by reference.

10.2                    1974 Stock Option Plan, as amended through March 24, 1982, as further amended on January 21, 1987 and February 25, 1988, filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1988, and hereby incorporated herein by reference.

10.3                    Lease, effective September 1, 1990, by and between Lone Star Steel Company,
                        Texas & Northern Railway, Inc., a Texas corporation, and the Company, filed as an exhibit to the Company's Current Report on Form 8-K dated August 1,
                        1990, and hereby incorporated herein by reference.

10.4                    Friedman Industries, Incorporated 1989 Incentive Stock Option Plan, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991, and hereby incorporated herein by reference.

10.5                    Promissory Note of the Company to Texas Commerce Bank National Association,
                        dated December 1, 1993, in the amount of $4,000,000 (included as Exhibit
                        4.1 hereto).

10.6                    Letter Agreement dated March 22, 1993, as amended by the First Amendment dated December 31, 1993, by and between the Company and Texas Commerce Bank
                        National Association regarding a $5,000,000 revolving credit line (included as Exhibit 4.2 hereto).

10.7                    Amended and Restated Letter Agreement dated April 1, 1995, between the
                        Company and Texas Commerce Bank National Association regarding an
                        $8,000,000 revolving line of credit (included as Exhibit 4.3 hereto).

13.1                    The Company's Annual Report to Shareholders for the fiscal year ended
                        March 31, 1995.

21.1                    List of Subsidiaries

23.1                    Consent of Independent Auditors.

27.1                    Financial Data Schedule
                       ---------------