Form 10-Q
period 1995-06-30
FRIEDMAN INDUSTRIES INC
filed 1995-08-14
CIK 39092

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended  June 30, 1995
                                                ---------------

                         commission file number  1-7521
                                                --------


                       FRIEDMAN INDUSTRIES, INCORPORATED
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              TEXAS                                    74-1504405
  -------------------------------           -------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification
   incorporation or organization)                      Number)


                 4001 Homestead Road, Houston, Texas 77028-5585
        ---------------------------------------------------------------
                (Address of principal executive office zip code)


Registrant's telephone number, including area code     (713) 672-9433
                                                   ----------------------


---------------------------------------------------------------------------
Former name, former address and former fiscal year, of changed since last report


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X        No
                                -------        -------

        At June 30, 1995, the number of shares outstanding of the issuer's only class of stock was 5,832,195 shares of Common Stock.

PART I -- FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS -- UNAUDITED

FRIEDMAN INDUSTRIES, INCORPORATED


ASSETS                              JUNE 30, 1995      MARCH 31, 1995
                                    -------------      --------------
CURRENT ASSETS
  Cash and cash equivalents          $ 1,506,773        $   664,527
  Accounts receivable, less
    allowance for doubtful
    accounts ($5,970 at June 30,
    1995 and March 31, 1995,
    respectively)                      9,149,605          8,670,636
  Inventories -- Note B               16,516,545         16,558,774
  Prepaid expenses and other
    current assets                        68,704             62,618
                                     -----------        -----------
      TOTAL CURRENT ASSETS            27,241,627         25,956,555

PROPERTY, PLANT AND EQUIPMENT
  Land                                   198,021            198,021
  Buildings and improvements           2,678,333          2,595,826
  Machinery and equipment             11,497,755         11,320,928
  Less allowance for
    depreciation                      (8,846,986)        (8,699,581)
                                     -----------        -----------
                                       5,527,123          5,415,194

OTHER ASSETS
  Cash value of officers'
    life insurance                       707,696            703,113
                                     -----------        -----------
                                     $33,476,446        $32,074,862
                                     ===========        ===========


CONSOLIDATED BALANCE SHEETS -- UNAUDITED

FRIEDMAN INDUSTRIES, INCORPORATED


LIABILITIES AND STOCKHOLDERS' EQUITY                   JUNE 30, 1995     MARCH 31, 1995
                                                       -------------     --------------
CURRENT LIABILITIES

  Trade accounts payable and accrued expenses           $ 4,069,009        $ 4,270,809
  Current portion of long-term debt                         800,000            800,000
  Dividends payable                                         291,609            277,742
  Contribution to profit-sharing plan                        50,000            200,000
  Federal income taxes payable                              430,635             14,658
  Employee compensation and related expenses                299,233            253,125
                                                        -----------        -----------
    TOTAL CURRENT LIABILITIES                             5,940,486          5,816,334
LONG-TERM DEBT, less current portion                      7,800,000          7,000,000
PROVISION FOR NONPENSION RETIREMENT
  BENEFITS                                                  113,000            113,000
DEFERRED INCOME TAXES                                       410,247            422,747
STOCKHOLDERS' EQUITY
  Common stock:
    Par value $1 per share:
    Authorized 10,000,000 shares
    Issued and outstanding
    shares -- 5,832,195
    at June 30, 1995 and
    5,554,858 at March 31, 1995                           5,832,195          5,554,858
  Additional paid-in capital                             21,437,735         20,571,057
  Retained earnings                                      (8,057,217)        (7,403,134)
                                                        -----------        -----------
    Total Stockholders' Equity                           19,212,713         18,722,781
                                                        -----------        -----------
                                                        $33,476,446        $32,074,862
                                                        ===========        ===========


CONSOLIDATED STATEMENT OF EARNINGS -- UNAUDITED

FRIEDMAN INDUSTRIES, INCORPORATED


                                                    THREE MONTHS ENDED JUNE 30
                                                    --------------------------
                                                       1995            1994
                                                       ----            ----
Net sales                                           $28,752,665    $22,998,712

Costs and expenses
  Costs of goods sold -- Note B                      26,486,198     21,483,943
  General, selling and
    administrative costs                                923,789        810,960
  Interest                                              166,692         69,193
                                                    -----------    -----------
                                                     27,576,679     22,364,096
Interest and other income                               (10,703)        (7,230)
                                                    -----------    -----------
Earnings before federal income
  taxes                                               1,186,689        641,846

Provision (benefit) for federal
  income taxes:
    Current                                             415,975        224,228
    Deferred                                            (12,500)        (6,000)
                                                    -----------    -----------
                                                        403,475        218,228
                                                    -----------    -----------
Net earnings                                        $   783,214    $   423,618
                                                    ===========    ===========
Net earnings per share -- Note C                    $      0.13    $      0.07
                                                    ===========    ===========
Dividends
Common Stock -- per share dividend
  declared during periods (shares
  outstanding at record dates:
  5,832,195 in 1995 and 5,553,642
  in 1994)                                          $      0.05    $      0.05
                                                    ===========    ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED

FRIEDMAN INDUSTRIES, INCORPORATED

                                                     THREE MONTHS ENDED JUNE 30
                                                     --------------------------
                                                         1995          1994
                                                     ------------  ------------
OPERATING ACTIVITIES
  Net earnings                                        $  783,214    $  423,618
  Adjustments to reconcile net
    income to cash provided by
    operating activities:
      Depreciation                                       147,405       147,870
      Provision for deferred taxes                       (12,500)       (6,000)
      Provision for nonpension
        retirement benefits                                              9,000
  Decrease (increase) in operating
    assets:
      Accounts receivable                               (478,969)     (455,732)
      Inventories                                         42,229       908,548
      Other current assets                                (6,086)       40,785
  Increase (decrease) in operating
    liabilities:
      Accounts payable and accrued
        expenses                                        (201,800)      (48,097)
      Contribution to profit-sharing
        plan payable                                    (150,000)       45,000
      Employee compensation and
        related expenses                                  46,108         9,920
      Federal income taxes payable                       415,977       182,419
      Deferred credit for LIFO
        replacement -- Note B                                          508,162
                                                      ----------    ----------

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                                   585,578     1,765,493

INVESTING ACTIVITIES
  Purchase of property, plant
    and equipment                                       (259,332)      (72,125)
  Increase in cash surrender value of
    officers' life insurance                              (4,583)      (21,007)
                                                      ----------    ----------
        NET CASH USED IN INVESTING ACTIVITIES           (263,915)      (93,132)

FINANCING ACTIVITIES
  Cash dividends paid                                   (279,417)     (213,491)
  Proceeds from borrowings
    of long-term debt                                  1,000,000
  Principal payments on
    long-term debt                                      (200,000)
                                                      ----------    ----------

         NET CASH PROVIDED (USED) IN
           FINANCING ACTIVITIES                          520,583      (213,491)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                            842,246     1,458,870

  Cash and cash equivalents at beginning
    of period                                            664,527       330,289
                                                      ----------    ----------
  CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                         $1,506,773    $1,789,159
                                                      ==========    ==========

NOTES TO QUARTERLY REPORT -- UNAUDITED
FRIEDMAN INDUSTRIES, INCORPORATED
Three Months Ended June 30, 1995

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended March 31, 1995.

NOTE B -- INVENTORIES

     Coil inventory consists primarily of raw materials. Tubular inventory is comprised of both raw materials and finished goods. Cost for the Company's coil inventory is determined under the last-in, first-out (LIFO) method. During the quarter ended June 30, 1994, LIFO inventories were liquidated. Cost of goods sold was charged and a deferred credit was recorded for the difference ($508,162) between the estimated replacement cost and the LIFO cost of these inventories.

NOTE C -- EARNINGS PER SHARE

     Earnings per common and common equivalent share for the periods ended June 30, 1995 and June 30, 1994 are based on the weighted average number of common and common equivalent (stock options) shares outstanding as follows:

                                                  1995            1994
                                                ---------       ---------
        Common Stock:
        Shares outstanding during
          the entire period                     5,554,858       5,289,598
        Retroactive effect of stock
          dividends declared                      277,337         541,726
                                                ---------       ---------
        Weighted average number of common
          and common equivalent shares          5,832,195       5,831,324
                                                =========       =========


     Earnings per share assuming full dilution for the quarters ended June 30, 1995 and 1994, are not presented because they are not materially dilutive. Stock options are not included in the above computations of common and common equivalent shares outstanding since their effect is not significant.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended June 30, 1995 Compared
        To Three Months Ended June 30, 1994


        During the quarter ended June 30, 1995, sales, costs of goods sold and gross profit increased $5,753,953, $5,002,255 and $751,698, respectively from the comparable amounts recorded during the quarter ended June 30, 1994. The sales increase resulted primarily from additional volume and an increase in average selling prices. The Company's tubular operations reflected a substantial increase in sales during the June 1995 quarter. These operations benefited from stronger market conditions for its products and services and resulted in improved sales for each of its product lines. The increase in costs of goods sold was related primarily to the sales increase noted above. Gross profit increased as a result of the increase in sales combined with an improved margin rate. Margin rates were 7.9% and 6.6% in June 1995 and June 1994, respectively. This improvement was primarily related to tubular operations. During the June 1995 quarter, the margin rate earned on the sales of tubular products increased primarily as a result of the efficiencies associated with increased production as well as the stronger market conditions noted above.

        General, selling and administrative costs increased $112,829 from the amount recorded during the June 1994 quarter. This increase was primarily related to incentive remuneration based primarily on earnings and volume.

        Interest expense increased $97,499 from the comparable amount recorded during the June 1994 quarter. This increase was primarily related to interest paid on borrowings under the Company's bank line of credit which were used to support working capital.

        Federal income taxes increased $185,247 as a result of an increase in earnings before taxes. Tax rates were the same for both periods.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        The Company remained in a strong, liquid position at June 30, 1995. Current ratios were 4.6 and 4.5 at June 30, 1995 and March 31, 1995, respectively. Working capital was $21,301,141 at June 30, 1995, and $20,140,221 at March 31, 1995. The Company has a line of credit arrangement with a bank whereby it may borrow up to $8,000,000. At June 30, 1995, borrowings of $5,000,000 had been made under this line of credit arrangement which expires April 1, 1998.

FRIEDMAN INDUSTRIES, INCORPORATED
QUARTER ENDED JUNE 30, 1995


Part II -- OTHER INFORMATION


     Item       1.  Legal Proceedings
                    None

     Item       2.  Changes in securities
               a).  Not applicable
               b).  Not applicable

     Item       3.  Defaults upon senior securities
               a).  None
               b).  Not applicable

     Item       4.  Submission of matters to a vote of security holders
                    Not applicable

     Item       5.  Other information
                    None

     Item       6.  Exhibits and reports on Form 8-K
               a).  None
               b).  None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                FRIEDMAN INDUSTRIES, INCORPORATED


                  Date August 14, 1995      By         /s/ BEN HARPER
                                               ------------------------------
                                               Ben Harper, Treasurer
                                               (Chief Accounting Officer)


                  Date August 14, 1995      By      /S/ HAROLD FRIEDMEN
                                               ------------------------------
                                               Harold Friedman, President

[ERNST & YOUNG LLP LETTERHEAD]


                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Friedman Industries, Incorporated

We have reviewed the accompanying condensed consolidated balance sheet of Friedman Industries, Incorporated as of June 30, 1995, and the related consolidated statements of earnings and cash flows for the three-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Friedman Industries, Incorporated, as of March 31, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated May 26, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

August 4, 1995

                              INDEX TO EXHIBITS

                      Exhibit 27    Financial Data Schedule