Form 10-Q
period 1995-09-30
FRIEDMAN INDUSTRIES INC
filed 1995-11-14
CIK 39092

                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


                                  FORM 10-Q


           Quarterly report pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1995

                        Commission file number 1-7521

                      FRIEDMAN INDUSTRIES, INCORPORATED
            (Exact name of registrant as specified in its charter)

               TEXAS                                 74-1504405
-----------------------------------        -----------------------------------
  (State or other jurisdiction of            (I.R.S. Employer Identification
   incorporation or organization)                       Number)

                4001 Homestead Road, Houston, Texas 77028-5585
              ---------------------------------------------------
               (Address of principal executive office zip code)

Registrant's telephone number, including area code  (713) 672-9433
                                                   ----------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X       No
                                    ------       ------

        At September 30, 1995, the number of shares outstanding of the issuer's only class of stock was 5,832,195 shares of Common Stock.

PART I -- FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS -- UNAUDITED
FRIEDMAN INDUSTRIES, INCORPORATED


ASSETS                                        SEPTEMBER 30,       MARCH 31,
                                                   1995             1995
                                              ------------      ------------
CURRENT ASSETS

    Cash and cash equivalents                  $   425,897      $    664,527
    Accounts receivable, less allowance
      for doubtful accounts ($5,970 at
      September 30, 1995 and March 31,
      1995)                                      8,380,271         8,670,636
    Inventories -- Note B                       17,886,602        16,558,774
    Prepaid expenses & other
       current assets                              243,018            62,618
                                               -----------        ----------
    TOTAL CURRENT ASSETS                        26,935,788        25,956,555

PROPERTY, PLANT & EQUIPMENT

    Land                                           198,021           198,021
    Buildings and improvements                   2,689,895         2,595,826
    Machinery & equipment                       11,625,650        11,320,928
                                               -----------       -----------
                                                14,513,566        14,114,775
    Less allowance for depreciation             (8,997,106)       (8,699,581)
                                               -----------       -----------
                                                 5,516,460         5,415,194
OTHER ASSETS
    Cash value of officers' life insurance
      Note C                                        13,793           703,113
                                               -----------       -----------
                                               $32,466,041       $32,074,862
                                               ===========       ===========

CONSOLIDATED BALANCE SHEETS - UNAUDITED
FRIEDMAN INDUSTRIES, INCORPORATED


                                            SEPTEMBER 30,        MARCH 31,
                                                1995               1995
                                            --------------     --------------
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Trade accounts payable and
        accrued expenses                      $ 5,221,497        $ 4,270,809
    Current portion of long-term debt             800,000            800,000
    Dividends payable                             291,609            277,742
    Contribution to profit-sharing plan           100,000            200,000
    Federal income taxes payable                     --               14,658
    Employee compensation and related
        expenses                                  267,066            253,125
                                              -----------        -----------
    TOTAL CURRENT LIABILITIES                   6,680,172          5,816,334

LONG-TERM DEBT, less current portion            5,800,000          7,000,000

PROVISION FOR NONPENSION RETIREMENT
    BENEFITS                                      113,000            113,000

DEFERRED INCOME TAXES                             397,747            422,747

STOCKHOLDERS' EQUITY

    Common stock:
        Par value $1 per share:
        Authorized 10,000,000 shares
        Issued and outstanding
        shares - 5,832,195 at
        September 30, 1995 and
        5,554,858 at March 31, 1995             5,832,195          5,554,858

    Additional paid-in capital                 21,437,734         20,571,057
    Retained earnings                          (7,794,807)        (7,403,134)
                                              -----------        -----------
                                               19,475,122         18,722,781
                                              -----------        -----------
                                              $32,466,041        $32,074,862
                                              ===========        ===========

CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
FRIEDMAN INDUSTRIES, INCORPORATED


                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                ----------------------------      ----------------------------
                                    1995             1994            1995             1994
                                -----------      -----------      -----------      -----------
Net sales                       $26,208,387      $24,651,141      $54,961,052      $47,649,853
Costs of goods sold              24,433,119       22,853,508       50,919,317       44,337,451
General, selling and
   administrative costs             789,582          811,432        1,713,371        1,622,392
Interest                            167,557           77,500          334,249          146,693
                                -----------      -----------      -----------      -----------
                                 25,390,258       23,742,440       52,966,937       46,106,536
Interest and
   other income                     (21,291)         (19,460)         (31,994)         (26,690)
                                -----------      -----------      -----------      -----------
Earnings before federal
   income taxes                     839,420          928,161        2,026,109        1,570,007

Provision (benefit) for
    federal income taxes:
        Current                     297,902          321,575          713,877          545,803
        Deferred                    (12,500)          (6,000)         (25,000)         (12,000)
                                -----------      -----------      -----------      -----------
                                    285,402          315,575          688,877          533,803
                                -----------      -----------      -----------      -----------
Net earnings                    $   554,018      $   612,586      $ 1,337,232      $ 1,036,204
                                ===========      ===========      ===========      ===========

Net earnings per share --
    Note D                            $0.09            $0.11            $0.23            $0.18
                                      =====            =====            =====            =====
Cash Dividends
    Common Stock -- per share
    dividend declared during
    periods (shares outstanding
    at record date:
        5,832,195 in 1995 and
        5,553,642 in 1994)            $0.05            $0.05            $0.10            $0.10
                                      =====            =====            =====            =====



CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
FRIEDMAN INDUSTRIES, INCORPORATED


                                                   SIX MONTHS ENDED
                                                     SEPTEMBER 30,
                                               --------------------------
                                                  1995           1994
                                               -----------    -----------
OPERATING ACTIVITIES
    Net earnings                               $ 1,337,232    $ 1,036,204
    Adjustments to reconcile net
        earnings to cash provided by
        operating activities:
            Depreciation                           297,526        288,333
            Provision for nonpension
                retirement benefits                   --           18,000
            Provision for deferred taxes
                (benefit)                          (25,000)       (12,000)
    Decrease (increase) in operating assets:
        Accounts receivable                        290,365       (386,246)
        Inventories                             (1,327,828)       221,494
        Other                                     (180,400)        51,838
    Increase (decrease) in operating
        liabilities:
        Accounts payable and accrued
            expenses                               950,688       (603,222)
        Contribution to profit sharing plan       (100,000)       (90,000)
        Employee compensation and
            related expenses                        13,941         69,313
        Federal income taxes payable               (14,658)        63,995
                                               -----------    -----------
        NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES                 1,241,866        657,709

INVESTING ACTIVIIES
    Purchase of property, plant and equipment     (398,791)      (278,456)
    (Increase) Decrease in cash value of
        officers' life insurance - Note C          689,320        (21,008)
                                               -----------    -----------
        NET CASH PROVIDED (USED) IN
            INVESTING ACTIVITIES                   290,529       (299,464)

FINANCING ACTIVITIES
    Cash dividends paid                           (571,025)      (491,175)
    Principal payments of long-term debt        (2,200,000)
    Proceeds from borrowings of
        long term debt                           1,000,000
                                               -----------    -----------
        NET CASH PROVIDED (USED) IN
            FINANCING ACTIVITIES                (1,771,025)      (491,175)
                                               -----------    -----------
        INCREASE (DECREASE) IN CASH AND
            CASH EQUIVALENTS                      (238,630)      (132,930)
    Cash and cash equivalents at beginning
        of period                                  664,527        330,289
                                               -----------    -----------
     Cash and cash equivalents at end
        of period                              $   425,897    $   197,359
                                               ===========    ===========

NOTES TO QUARTERLY REPORT - UNAUDITED
FRIEDMAN INDUSTRIES, INCORPORATED
September 30, 1995

NOTE A - BASIS OF PRESENTATION
    The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended March 31, 1995.
NOTE B - INVENTORIES
    Coil inventory consists primarily of raw materials. Tubular inventory is comprised of both raw materials and finished goods.
NOTE C- CASH VALUE OF OFFICERS' LIFE INSURANCE
    In July 1995, the Company borrowed $708,168 against the cash surrender value of officers' life insurance policies (the "borrowings"). The borrowings do not require specific repayment terms except that in case of a death, that portion of the borrowings related to the death will be deducted from the proceeds of the life insurance policy. The average interest rate paid on the borrowings is lower than the bank's prime rate charged on the Company's term loan and the proceeds of the borrowings were used to reduce the term note.
NOTE D - EARNINGS PER SHARE
    Earnings per common and common equivalent share for the periods ended September 30, 1995 and September 30, 1994, are based on the weighted average number of common and common equivalent (stock options) shares outstanding as follows:


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
                                                    =========       =========


    Earnings per share assuming full dilution for the quarters and six months ended September 30, 1995 and 1994, are not presented because they are not materially dilutive. Stock options are not included in the above computations of common and common equivalent shares outstanding since their effect is not significant.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FRIEDMAN INDUSTRIES, INCORPORATED

Six Months Ended September 30, 1995 Compared
    To Six Months Ended September 30, 1994

        During the six month period ended September 30, 1995, sales, costs of goods sold and gross profit increased $7,311,199, $6,581,866 and $729,333, respectively from the comparable amounts recorded during the six month period ended September 30, 1994. The sales increase was primarily related to the Company's tubular operations which reflected a substantial increase in tons sold. Tubular operations benefited from stronger market conditions for each of its product lines. The increases in costs of goods sold and gross profit were primarily related to the increase in tubular sales noted above. Gross profit rates were 7.4% and 7.0% during the 1995 and 1994 periods, respectively. This improvement was primarily related to improved margins on sales of structural tubular products and pipe piling.

        Interest expense during the 1995 period increased $187,556 from the amount recorded during the 1994 period. This increase was primarily related to interest paid on borrowings under the Company's bank line of credit which were used to support working capital.

        Federal income taxes increased $155,074 as a result of an increase in earnings before taxes. Tax rates were the same for both periods.


Three Months Ended September 30, 1995 Compared
    To Three Months Ended September 30, 1994

        During the quarter ended September 30, 1995, sales, costs of goods sold and gross profit were approximately even with the respective amounts recorded during the quarter ended September 30, 1994. An increase in sales of tubular products offset a decline in sales of coil products. Gross profit rates were 6.8% in 1995 and 7.3% in 1994. This decline was primarily related to the Company's coil operations. During the 1995 quarter, the cost of coil material declined, and the Company reduced selling prices to its customers to retain its market share. Since the Company did not immediately benefit from these cost reductions, the margins earned on coil sales declined.

        Interest expense during the 1995 quarter increased $90,057 from the amount recorded during the 1994 quarter. This increase was primarily related to interest paid on borrowings under the Company's bank line of credit which were used to support working capital.

        Federal income taxes during the 1995 quarter declined $30,173 due to the reduction in earnings before taxes. The effective tax rates were the same, quarter to quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        The Company remained in a strong, liquid position at September 30, 1995. Current ratios were 4.0 and 4.5 at September 30, 1995, and March 31, 1995, respectively. Working capital was $20,255,616 at September 30, 1995, and $20,140,221 at March 31, 1995. The Company has a line of credit arrangement with a bank whereby it may borrow up to $8,000,000. At
September 30, 1995, borrowings of $4,000,000 had been made under this line of credit arrangement which expires April 1, 1998.

        In July 1995, the Company borrowed $708,168 against the cash surrender value of officers' life insurance policies and used such proceeds to reduce outstanding indebtedness under the Company's term note. See also Note C appearing herein.

FRIEDMAN INDUSTRIES, INCORPORATED
QUARTER ENDED SEPTEMBER 30, 1995

Part II - OTHER INFORMATION

     Item   1.  Legal Proceedings
                None
     Item   2.  Changes in securities
           a).  Not applicable
           b).  Not applicable
     Item   3.  Defaults upon senior securities
           a).  None
           b).  Not applicable
     Item   4.  Submission of matters to a vote of security holders
                At the Annual Meeting of Shareholders held on August 25, 1995, the Company's shareholders elected seven directors to the Company's Board of Directors and approved the Friedman Industries, Incorporated 1995 Non-employee Director Plan. The number of shares voted for and withheld with respect to the election of each director was as follows:

                    Name                    Shares Voted For     Shares Withheld
                    ----                    ----------------     ---------------
                Jack Friedman                  5,217,638              74,226
                Harold Friedman                5,214,402              77,462
                Charles W. Hall                5,218,461              73,403
                Alan M. Rauch                  5,218,755              73,109
                Hershel M. Rich                5,215,504              76,360
                Henry Spira                    5,218,740              73,124
                Kirk K. Weaver                 5,221,489              70,375

                The number of shares voted for, against and abstain with respect to the 1995 Non-employee Director plan was as follows:

                             For                5,114,699
                                                ---------
                             Against              138,824
                                                ---------
                             Abstain               38,341
                                                ---------

     Item   5.  Other information
                None
     Item   6.  Exhibits and reports on Form 8-K
           a).  None
           b).  None


                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FRIEDMAN INDUSTRIES, INCORPORATED

      Date       11/14/95              By       /s/  BEN HARPER
            ------------------------      ------------------------------------
                                           Ben Harper, Senior Vice President -
                                           Finance (Chief Accounting Officer)

      Date       11/14/95              By       /s/  HAROLD FRIEDMAN
            ------------------------      ------------------------------------
                                             Harold Friedman, Vice Chairman

                      [LETTERHEAD OF ERNST & YOUNG LLP]



                     Independent Accountants' Review Report



Board of Directors
Friedman Industries, Incorporated

We have reviewed the accompanying condensed consolidated balance sheet of Friedman Industries, Incorporated as of September 30, 1995, the related consolidated statements of earnings for the three-month and six-month periods ended September 30, 1995 and 1994, and the consolidated statement of cash flows for the six-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Friedman Industries, Incorporated as of March 31, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated May 26, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                           ERNST & YOUNG LLP

November 9, 1995

                              Index to Exhibits

Exhibit 27      Financial Data Schedule Ended September 30, 1995.