Form 10-Q
period 1995-12-31
FRIEDMAN INDUSTRIES INC
filed 1996-02-14
CIK 39092

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                         COMMISSION FILE NUMBER 1-7521

                       FRIEDMAN INDUSTRIES, INCORPORATED
             (Exact name of registrant as specified in its charter)

                    TEXAS                                       74-1504405
         (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                    Identification No.)

                 4001 HOMESTEAD ROAD, HOUSTON, TEXAS 77028-5585
                (Address of principal executive office zip code)

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

                             Yes   X       No_____

     At December 31, 1995, the number of shares outstanding of the issuer's only class of stock was 5,834,195 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

                       FRIEDMAN INDUSTRIES, INCORPORATED
                    CONSOLIDATED BALANCE SHEETS -- UNAUDITED


                                                                    DECEMBER 31,     MARCH 31,
                                                                       1995            1995
                                                                    -----------     -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.......................................  $   891,433     $   664,527
  Accounts receivable, less allowance for doubtful accounts
     ($5,720 at December 31, 1995 and $5,970 at March 31, 1995)...    8,223,380       8,670,636
  Inventories -- Note B...........................................   17,186,521      16,558,774
  Prepaid expenses & other current assets.........................      160,581          62,618
                                                                    -----------     -----------
          TOTAL CURRENT ASSETS....................................   26,461,915      25,956,555
PROPERTY, PLANT & EQUIPMENT
  Land............................................................      198,021         198,021
  Buildings and improvements......................................    2,689,895       2,595,826
  Machinery & equipment...........................................   11,635,757      11,320,928
                                                                    -----------     -----------
                                                                     14,523,673      14,114,775
  Less allowance for depreciation.................................   (9,152,656)     (8,699,581)
                                                                    -----------     -----------
                                                                      5,371,017       5,415,194
OTHER ASSETS
  Cash value of officers' life insurance -- Note C................       15,577         703,113
                                                                    -----------     -----------
                                                                    $31,848,509     $32,074,862
                                                                    ===========     ===========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable and accrued expenses.....................  $ 4,367,169     $ 4,270,809
  Current portion of long-term debt...............................      800,000         800,000
  Dividends payable...............................................      262,538         277,742
  Contribution to profit-sharing plan.............................      150,003         200,000
  Federal income taxes payable....................................       28,434          14,658
  Employee compensation and related expenses......................      236,552         253,125
                                                                    -----------     -----------
          TOTAL CURRENT LIABILITIES...............................    5,844,696       5,816,334
LONG-TERM DEBT, less current portion..............................    5,600,000       7,000,000
PROVISION FOR NONPENSION RETIREMENT BENEFITS......................      113,000         113,000
DEFERRED INCOME TAXES.............................................      385,247         422,747
STOCKHOLDERS' EQUITY
  Common stock:
     Par value $1 per share; authorized 10,000,000 shares issued and outstanding shares -- 5,834,195 at December 31, 1995 and
      5,554,858 at March 31, 1995.................................    5,834,195       5,554,858
  Additional paid-in capital......................................   21,444,360      20,571,057
  Retained earnings...............................................   (7,372,989)     (7,403,134)
                                                                    -----------     -----------
                                                                     19,905,566      18,722,781
                                                                    -----------     -----------
                                                                    $31,848,509     $32,074,862
                                                                    ===========     ===========

                       FRIEDMAN INDUSTRIES, INCORPORATED

                CONSOLIDATED STATEMENTS OF EARNINGS -- UNAUDITED

                                              THREE MONTHS                   NINE MONTHS
                                            ENDED DECEMBER 31             ENDED DECEMBER 31
                                        -------------------------     -------------------------
                                           1995           1994           1995           1994
                                        ----------     ----------     ----------     ----------
Net sales............................. $25,559,420    $24,228,187    $80,520,472    $71,878,040
Costs and expenses:
  Costs of goods sold.................  23,526,339     22,286,794     74,445,656     66,624,245
  General, selling and administrative
     costs............................     869,800        754,056      2,583,171      2,376,448
  Interest............................     144,520        104,715        478,769        251,408
                                       -----------    -----------    -----------    -----------
                                        24,540,659     23,145,565     77,507,596     69,252,101
Interest and other income.............     (18,293)        (8,043)       (50,287)       (34,733)
                                       -----------    -----------    -----------    -----------
Earnings before federal income
  taxes...............................   1,037,054      1,090,665      3,063,163      2,660,672
Provision (benefit) for federal income
  taxes:
  Current.............................     365,098        376,825      1,078,975        922,628
  Deferred............................     (12,500)        (6,000)       (37,500)       (18,000)
                                       -----------    -----------    -----------    -----------
                                           352,598        370,825      1,041,475        904,628
                                       -----------    -----------    -----------    -----------
Net earnings.......................... $   684,456     $  719,840     $2,021,688     $1,756,044
                                       ===========    ===========    ===========    ===========
Net earnings per share -- Note D......       $0.12          $0.12          $0.35          $0.30
                                             =====          =====          =====          =====
Cash Dividends:
Common Stock -- per share dividend
  declared during periods (shares
  outstanding at record date:
  5,832,195 and 5,834,195 in 1995 and
  5,553,642 in 1994)..................      $0.045          $0.06         $0.145          $0.16
                                            ======          =====         ======          =====

                       FRIEDMAN INDUSTRIES, INCORPORATED

               CONSOLIDATED STATEMENTS OF CASH FLOW -- UNAUDITED

                                                                        NINE MONTHS ENDED
                                                                           DECEMBER 31
                                                                    -------------------------
                                                                       1995           1994
                                                                    ----------     ----------
OPERATING ACTIVITIES
  Net earnings....................................................  $2,021,688     $1,756,044
  Adjustments to reconcile net earnings to cash provided by
     operating activities:
     Depreciation.................................................     453,077        432,599
     Provision for nonpension retirement benefits.................          --         27,000
     Provision for deferred taxes.................................     (37,500)       (18,000)
  Decrease (increase) in operating assets:
     Accounts receivable..........................................     447,256        113,051
     Inventories..................................................    (627,747)    (4,502,701)
     Other........................................................     (97,963)        18,391
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses........................      96,360        945,107
     Contribution to profit sharing plan..........................     (49,997)       (45,000)
     Employee compensation and related expenses...................     (16,573)        79,452
     Federal income taxes.........................................      13,776        155,820
                                                                    -----------    -----------
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES................   2,202,377     (1,038,237)
INVESTING ACTIVITIES
  Purchase of property, plant, and equipment......................    (408,896)      (373,722)
  Decrease (increase) in cash value of officers' life
     insurance -- Note C..........................................     687,536        (27,118)
                                                                    -----------    -----------
  NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES................     278,640       (400,840)
FINANCING ACTIVITIES
  Cash dividends paid.............................................    (862,734)      (768,857)
  Proceeds from borrowings of long-term debt......................   1,000,000      2,000,000
  Principal payments of long-term debt............................  (2,400,000)
  Exercise of stock options.......................................       8,623
                                                                    -----------    -----------
  NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES................  (2,254,111)     1,231,143
  INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS..................................................     226,906       (207,934)
  Cash and cash equivalents at beginning of period................     664,527        330,289
                                                                    -----------    -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD......................  $  891,433     $  122,355
                                                                    ===========    ===========

                       FRIEDMAN INDUSTRIES, INCORPORATED

                     NOTES TO QUARTERLY REPORT -- UNAUDITED

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

NOTE C -- CASH VALUE OF OFFICERS' LIFE INSURANCE

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

NOTE D -- EARNINGS PER SHARE

     Earnings per common and common equivalent share for the periods ended December 31, 1995 and December 31, 1994, are based on the weighted average number of common and common equivalent (stock options) shares outstanding as follows:

                                                                       1995         1994
                                                                     ---------    ---------
    Common Stock:
    Shares outstanding during the entire period....................  5,554,858    5,289,598
    Retroactive effect of stock dividends declared.................    277,337      541,726
    Weighted effect of stock options exercised.....................        667           --
                                                                     ---------    ---------
    Weighted average number of common and common equivalent
      shares.......................................................  5,832,862    5,831,324
                                                                     =========    =========

     Earnings per share assuming full dilution for the quarters and nine months ended December 31, 1995 and 1994, are not presented because they are not materially dilutive. Stock options are not included in the above computations of common and common equivalent shares outstanding since their effect is not significant.

                       FRIEDMAN INDUSTRIES, INCORPORATED
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1994

     During the nine month period ended December 31, 1995, sales, costs of goods sold and gross profit increased $8,642,432, $7,821,411 and $821,021, respectively, from the comparable amounts recorded during the nine month period ended December 31, 1994. The sales increase was primarily related to the Company's tubular operations which benefited from stronger market conditions for its products, and accordingly, reflected a substantial increase in volume. The increases in costs of goods sold and gross profit were primarily related to the sales increase noted above. Gross profit rates were 7.5% in 1995 compared to 7.3% in 1994. This improvement was primarily related to improved margins on pipe piling and other structural tubular products.

     Interest expense increased $227,361 from the amount recorded in 1994. This increase was primarily related to interest paid on additional borrowings under the Company's bank line of credit which were used to support working capital.

     Federal income taxes increased $136,847 as a result of the increase in earnings before taxes. The effective tax rates were the same for both periods.

THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1994

     During the three months ended December 31, 1995, sales, costs of goods sold and gross profit did not significantly change from the respective amounts recorded during the three months ended December 31, 1994. In addition, gross profit rates for each quarter were approximately 8%.

     General, selling and administrative costs increased $115,744 from the amount recorded during the quarter ended December 31, 1994. This increase was primarily related to an increase in property rental expense, to increases in executive compensation relative to promotions, to an increase in ad valorem and franchise taxes and to an increase in selling expenses associated with tubular products.

     Interest expense in the 1995 quarter increased $39,805 from the 1994 amount. This increase was primarily associated with interest paid on additional borrowings under the Company's bank line of credit arrangement. These borrowings were used to support working capital.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company remained in a strong, liquid position at December 31, 1995. Current ratios were 4.53 and 4.46 at December 31, 1995, and March 31, 1995, respectively. Working capital was $20,617,219 at December 31, 1995, and $20,140,221 at March 31, 1995. The Company has a line of credit arrangement with a bank whereby it may borrow up to $8,000,000. At December 31, 1995, borrowings of $4,000,000 had been made under this line of credit arrangement which expires April 1, 1998.

     In July 1995, the Company borrowed $708,168 against the cash surrender value of officers' life insurance policies and used such proceeds to reduce outstanding indebtedness under the Company's term note. See also Note C appearing herein.

                       FRIEDMAN INDUSTRIES, INCORPORATED

                        QUARTER ENDED DECEMBER 31, 1995

                          PART II -- OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS
                None

ITEM 2.         CHANGES IN SECURITIES
          a).   Not applicable
          b).   Not applicable

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
          a).   None
          b).   Not applicable

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                None

ITEM 5.         OTHER INFORMATION
                None

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
          a).   EXHIBIT 23 Consent Ernst & Young LLP
          b).   None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FRIEDMAN INDUSTRIES, INCORPORATED

                  Date                    By       /s/  BEN HARPER
                       ---------------        --------------------------------
                                                   Ben Harper, Senior Vice
                                                   President -- Finance
                                                   (Chief Accounting Officer)

                 Date                    By       /s/  HAROLD FRIEDMAN
                       ---------------        ----------------------------------
                                               Harold Friedman, Vice Chairman

                        INDEX TO EXHIBITS

     EX-23      Consent of Independent Accountants
                (Ernst & Young LLP)

     EX-27      Financial Data Schedule