Form 10-K405
period 1996-03-31
FRIEDMAN INDUSTRIES INC
filed 1996-07-01
CIK 39092

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

  X    Annual report pursuant to Section 13 or 15(d) of the Securities
- -----        Exchange Act of 1934 For the fiscal year ended March 31, 1996

- ----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________to ______


Commission File No. 1-7521
                   -------

                       FRIEDMAN INDUSTRIES, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Texas                                      74-1504405
   ------------------------------                   -------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   4001 Homestead Road, Houston, Texas                  77028
 ----------------------------------------             ----------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   (713) 672-9433
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

                             Yes   X       No
                                 -----        -----

               The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 11, 1996 (computed by reference to the closing price on the American Stock Exchange on such date), was approximately $15,848,000.

               The number of shares of the registrant's Common Stock outstanding at June 11, 1996 was 6,125,512 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Shareholders of Friedman
      Industries, Incorporated for the fiscal year ended March 31, 1996 - Part II.

      Proxy Statement for the 1996 Annual Meeting of Shareholders - Part III.

                                     PART I

Item 1.  Business

               Friedman Industries, Incorporated (the "Company"), a Texas corporation incorporated in 1965, is in the steel processing and distribution business. The Company has two product groups: coil processing (steel sheet and plate) and tubular products.

               Significant financial information relating to the Company's product and service groups for the last three years is contained in Note 6 of the Company's Consolidated Financial Statements appearing on page 10 and 11 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1996, which is incorporated herein by reference elsewhere in this report.

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

               At its Lone Star facility, the Company receives hot-rolled steel coils primarily from Lone Star Steel Company ("LSS"), which is located approximately four miles from the Company's plant. The Lone Star plant receives its supply of steel from LSS and other suppliers at competitive prices determined at the time of purchase. During fiscal 1996 and 1995, the Company received approximately 90% and 80%, respectively, of its tonnage for the Lone Star facility from LSS and was able to purchase sufficient tonnage at competitive prices from other suppliers to meet the requirements of this facility. Loss of LSS as a source of coil supply could have a material adverse effect on the Company's business.

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

               In June 1990, the Company and LSS entered into an informal arrangement for the supply of pipe to the tubular operation. The Company can make no assurances, however, as to the amounts of pipe and steel coils that will be available from LSS in the future or amounts of tubular products that it will be able to process for LSS in the future. Loss of LSS as a source of supply or as a customer could have a material adverse effect on the Company's business. A summary of tubular operations is provided in Note 6 of the Company's Consolidated Financial Statements incorporated herein by reference.

Marketing

               The following table sets forth the approximate percentage of total sales contributed by each group of steel products during each of the Company's last three fiscal years:

Product Groups              1996           1995           1994
- --------------              ----           ----           ----
Coil Processing              60%           65%             61%
Tubular Products             40%           35%             39%

         Coil Processing (Steel Sheet and Plate). The Company's products and processing services are sold to approximately 370 customers located primarily in the midwestern, southwestern and southeastern sections of the United States. The Company's coil processing products and services are sold principally to steel distributors and to customers fabricating steel products such as storage tanks, steel buildings, farm machinery and equipment, construction equipment, transportation equipment, conveyors and other similar products. During each of the fiscal years ended March 31, 1996, 1995 and 1994, seven, four and four customers, respectively, accounted for approximately 25% of the Company's sales of these products. No sheet and plate customer accounted for as much as 10% of the Company's total sales during those years. Sales by the Company to any one industry did not exceed 40% of total sales in fiscal 1996.

         The Company sells substantially all of its steel coil products through its own sales force. At March 31, 1996, the sales force consisted of a senior vice president of sales and marketing and six inside salesmen. The senior vice president of sales and marketing supervises the sales department and performs the duties of an inside salesman. The inside sales force handles mostly telephone orders from customers. Salesmen are paid on a salary and commission basis with the rate of commission depending upon the tonnage shipped to the salesman's customers in a particular month.

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

         Tubular Products. Tubular products are sold nationally to approximately 280 customers. Sales of tubular products were made primarily to steel and pipe distributors, to piling contractors and to LSS. Sales of pipe to LSS accounted for approximately 14% of the Company's total sales in fiscal 1996.

         The Company sells its tubular products through its own sales force, which includes three inside salesmen and one manager. Salesmen are paid on a salary and commission basis.

         The Company processes its own tubular products and processes pipe for one major customer, LSS, on a fee basis.

Employees

         At March 31, 1996, the Company had approximately 127 full-time employees of whom eight were executive officers, nine were salespersons, nine were administrative and clerical workers, 12 were supervisors and approximately 89 were skilled and semi-skilled operators. None of the Company's employees are represented by a union.

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

Executive Officers of the Company

         The following table sets forth the name, age, officer positions and family relations, if any, of each executive officer of the Company and period during which each officer has served in such capacity:

                                   Position, Offices with the Company
         Name       Age              and Family Relations, if any
         ----       ---              ----------------------------
Jack Friedman       75     Chairman of the Board of Directors and Chief Executive Officer since 1970,
                           Director since 1965, brother of Harold Friedman

Harold Friedman     66     Vice Chairman since 1995, formerly President and Chief Operating Officer since
                           1975, Executive Vice President from 1973 to 1975, Director since 1965, brother of
                           Jack Friedman

William E. Crow     49     President and Chief Operating Officer since 1995, formerly Vice President since
                           1981 and formerly President of Texas Tubular Products Division since August 1990.

Benny Harper        50     Senior Vice President - Finance since 1995 (formerly Vice President since 1990),
                           Treasurer since 1980 and Secretary since May 1992

Thomas Thompson     45     Senior Vice President - Sales and Marketing since 1995, formerly Vice President - Sales since 1990

Ronald Burgerson    57     Vice President since 1974

Ted Henderson       68     Vice President since 1985

Dale Ray            50     Vice President since 1994

         Dale Ray was elected a vice president in March 1994. Prior thereto, Mr. Ray was a plant manager at the Company's Lone Star facility for more than five years.

Item 2.  Properties

         The principal properties of the Company are described in the following table:

                                          Approximate                       Type of
Location                                     Size           Ownership    Construction
- --------                                --------------      ---------    ------------
LONE STAR, TEXAS
  Plant-Coil Processing                 42,260 sq. feet     Owned (1)    Steel frame/siding
  Plant-Texas Tubular Products          76,000 sq. feet     Owned (1)    Steel frame/siding
  Offices-Coil Processing                 1,200 sq. feet    Owned (1)    Steel building
  Offices-Texas Tubular Products          5,000 sq. feet    Owned (1)    Cinder block
  Land-Coil Processing                  13.93 acres         Owned (1)         --
  Land-Texas Tubular Products           67.77 acres         Leased (2)        --

LONGVIEW, TEXAS Offices                   2,600 sq. feet    Leased (3)   Office Building

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

HICKMAN, ARKANSAS
  Plant and Warehouse-Coil Processing   25,500 sq. feet     Owned (1)      Steelframe/siding
  Offices-Coil Processing                 1,200 sq. feet    Owned (1)      Cinder block
  Land-Coil Processing                    20 acres          Owned (1)         --

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

(3) The office lease is with a nonaffiliated party, expires April 30, 2001, and provides for an annual rental of $24,672.

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

         None.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters

         The Company's Common Stock is traded principally on the American Stock Exchange (Symbol: FRD).

         Reference is hereby made to the sections of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1996, entitled "Description of Business--Range of High and Low Sales Prices of Common Stock" and "Description of Business--Dividends Declared Per Share of Common Stock", which sections are hereby incorporated herein by reference.

         The approximate number of shareholders of record of Common Stock of the Company as of May 24, 1996 was 800.

         The Company intends to continue the payment of cash dividends although future dividends will depend on the Company's earnings, financial needs and other factors.

Item 6.  Selected Financial Data

         Information with respect to Item 6 is hereby incorporated herein by reference from the section of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1996, entitled "Selected Financial Data".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1996, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 8.  Financial Statements and Supplementary Data

         The following financial statements and notes thereto of the Company included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1996, are hereby incorporated herein by reference:

         Consolidated Balance Sheets--March 31, 1996 and 1995

         Consolidated Statements of Earnings--Years ended March 31, 1996, 1995 and 1994

         Consolidated Statements of Stockholders' Equity--Years ended March 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows--Years ended March 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements--March 31, 1996

         Report of Independent Auditors

         Information with respect to supplementary financial information relating to the Company appears in Note 7-- Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements incorporated herein by reference above in this Item 8 from the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1996.

         The following supplementary schedule for the Company for the year ended March 31, 1996, is included elsewhere in this report.

         Schedule II--Valuation and Qualifying Accounts

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information with respect to Item 10 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 1996 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 1996 fiscal year.

Item 11. Executive Compensation

         Information with respect to Item 11 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 1996 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 1996 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information with respect to Item 12 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 1996 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 1996 fiscal year.

Item 13.         Certain Relationships and Related Transactions

         Information with respect to Item 13 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 1996 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 1996 fiscal year.

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

                             4.3 Amended and Restated Letter Agreement dated April 1, 1995, between the Company and Texas Commerce Bank National Association regarding an $8,000,000 revolving line of credit, filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1995, and hereby incorporated herein by reference.

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

                             10.8 Lease Agreement between Judson Plaza, Inc. and the Company dated March 16, 1996, regarding the lease of office space.

                             13.1        The Company's Annual Report to
                                         Shareholders for the fiscal year ended
                                         March 31, 1996.

                             21.1        List of Subsidiaries.

                             23.1        Consent of Independent Auditors.
                             _______________
                             * Management contract or compensation plan.

               Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Benny Harper, Senior Vice President - Finance, Friedman Industries, Incorporated, P. O. Box 21147, Houston, Texas 77226.

       (b)     Reports on Form 8-K filed in the fourth quarter of fiscal 1996:

                             None

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, and State of Texas, this 21st day of June, 1996.

                                         FRIEDMAN INDUSTRIES, INCORPORATED


                                         By:       /s/ Harold Friedman
                                            --------------------------------
                                                     Harold Friedman
                                               Vice Chairman of the Board


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of Friedman Industries, Incorporated in the City of Houston, and State of Texas.

         Signature                       Title                            Date
         ---------                       -----                            ----
                             Chairman of the Board, Chief           June 21, 1996
- -------------------------    Executive Officer and Director
        Jack Friedman

  /s/   Harold Friedman      Vice Chairman of the Board             June 21, 1996
- -------------------------    and Director (Acting Principal
        Harold Friedman      Executive Officer)


  /s/   Benny Harper         Senior Vice President - Finance and    June 21, 1996
- -------------------------    Treasurer (Principal Financial and
        Benny Harper         Principal Accounting Officer)


  /s/   Henry Spira          Director                               June 21, 1996
- -------------------------
        Henry Spira

  /s/   Charles W. Hall      Director                               June 21, 1996
- -------------------------
        Charles W. Hall

  /s/   Kirk K. Weaver       Director                               June 21, 1996
- -------------------------
        Kirk K. Weaver

  /s/   Alan M. Rauch        Director                               June 21, 1996
- -------------------------
        Alan M. Rauch

  /s/   Hershel M. Rich      Director                               June 21, 1996
- -------------------------
        Hershel M. Rich

                       FRIEDMAN INDUSTRIES, INCORPORATED

                                 HOUSTON, TEXAS



                            ANNUAL REPORT FORM 10-K

                           YEAR ENDED MARCH 31, 1996



                             ITEM 14(a)(1) AND (2)

                        LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

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

       Consolidated Balance Sheets--March 31, 1996 and 1995

       Consolidated Statements of Earnings--Years ended March 31, 1996, 1995 and 1994

       Consolidated Statements of Stockholders' Equity--Years end March 31, 1996, 1995 and 1994

       Consolidated Statements of Cash Flows--Years ended March 31, 1996, 1995 and 1994

       Notes to Consolidated Financial Statements--March 31, 1996

       Report of Independent Auditors

       The following financial statement schedule of the Company are included in this report.

       S-1-Schedule II--Valuation and Qualifying Accounts

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      FRIEDMAN INDUSTRIES, INCORPORATED

==================================================================================================================
       Column A                      Column B                  Column C                 Column D          Column E
- ------------------------------------------------------------------------------------------------------------------
                                                              ADDITIONS
                                                    -----------------------------
                                    Balance at      Charged to     Charged to                             Balance
                                    Beginning        Costs and   Other Accounts -      Deductions -       at End
      Description                   of Period       Expenses(1)     Describe           Describe(A)       of Period
- ------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1996
  Allowance for doubtful
    accounts receivable (deducted
    from related asset account)..... $ 5,970          $ 9,500                           $ 9,676           $ 5,794
                                     =======          =======       ========            =======           =======

Year ended March 31, 1995
  Allowance for doubtful
    accounts receivable (deducted
    from related asset account)..... $ 5,900          $13,715                           $13,645           $ 5,970
                                     =======          =======       ========            =======           =======

Year ended March 31, 1994
  Allowance for doubtful
    accounts receivable (deducted
    from related asset account)..... $ 5,650          $   250                                             $ 5,900
                                     =======          =======       ========            =======           =======

- ----------------
(A) Accounts and notes receivable written off.

                                 EXHIBIT INDEX



                                                                                            Sequentially
                                                                                            Numbered
Exhibit No.           Description                                                           Pages
- -----------           -----------                                                           ----------
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

4               The Company hereby agrees to furnish to the SEC, upon request, any instruments defining the rights of holders of long-term debt of the Company which are not being furnished herewith because the total amount of securities authorized under the respective instruments does not exceed 10%
                of the total assets of the Company.

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

4.3             Amended and Restated Letter Agreement dated April 1, 1995, between the
                Company and Texas Commerce Bank National Association regarding an
                $8,000,000 revolving line of credit filed as an exhibit to the Company's
                Annual Report on Form 10-K for the year ended March 31, 1995, and incorporated herein be reference.

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

10.7            Amended and Restated Letter Agreement dated April 1, 1995, between the
                Company and Texas Commerce Bank National Association regarding an
                $8,000,000 revolving line of credit, filed as an exhibit to the Company's
                Annual Report on Form 10-K for the year ended March 31, 1995, and hereby incorporated herein by reference.

10.8            Lease Agreement between Judson Plaza, Inc. and the Company dated March 16,
                1996, regarding the lease of office space.

13.1            The Company's Annual Report to Shareholders for the fiscal year ended
                March 31, 1996.

21.1            List of Subsidiaries

23.1            Consent of Independent Auditors.

                ---------------