Form 10-Q
period 1996-06-30
FRIEDMAN INDUSTRIES INC
filed 1996-08-14
CIK 39092

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                         COMMISSION FILE NUMBER 1-7521


                       FRIEDMAN INDUSTRIES, INCORPORATED
             (Exact name of registrant as specified in its charter)


                    TEXAS                                       74-1504405
       (State or other jurisdiction of                (I.R.S. Employer Identification
        incorporation or organization)                            Number)


                 4001 HOMESTEAD ROAD, HOUSTON, TEXAS 77028-5585
                (Address of principal executive office zip code)
       Registrant's telephone number, including area code (713) 672-9433


- --------------------------------------------------------------------------------

Former name, former address and former fiscal year, of changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---

     At June 30, 1996, the number of shares outstanding of the issuer's only class of stock was 6,125,512 shares of Common Stock.


===============================================================================

                        PART I -- FINANCIAL INFORMATION

                       FRIEDMAN INDUSTRIES, INCORPORATED
                    CONSOLIDATED BALANCE SHEETS -- UNAUDITED

                                     ASSETS

                                                                    JUNE 30,
                                                                      1996         MARCH 31, 1996
                                                                   -----------     --------------
CURRENT ASSETS
  Cash and cash equivalents......................................  $    26,025      $    595,216
  Accounts receivable, less allowance for doubtful accounts
     ($5,794 at June 30, 1996 and March 31, 1996,
     respectively)...............................................    9,824,112         9,423,204
  Inventories -- Note B..........................................   18,702,116        17,391,625
  Prepaid expenses and other current assets......................      195,694           114,625
                                                                   -----------      ------------
          Total Current Assets...................................   28,747,947        27,524,670
PROPERTY, PLANT AND EQUIPMENT
  Land...........................................................      198,021           198,021
  Buildings and improvements.....................................    2,687,730         2,687,730
  Machinery and equipment........................................   11,702,925        11,699,234
  Less allowance for depreciation................................   (9,474,582)       (9,316,572)
                                                                   -----------      ------------
                                                                     5,114,094         5,268,413
OTHER ASSETS
  Cash value of officers' life insurance.........................       43,731            19,903
                                                                   -----------      ------------
                                                                   $33,905,772      $ 32,812,986
                                                                   ===========      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable and accrued expenses....................  $ 5,470,147      $  4,739,206
  Current portion of long-term debt..............................      800,000           800,000
  Dividends payable..............................................      306,274           291,709
  Contribution to profit-sharing plan............................       54,000           216,000
  Federal income taxes payable...................................       95,056            53,047
  Employee compensation and related expenses.....................      367,392           310,565
                                                                   -----------      ------------
          Total Current Liabilities..............................    7,092,869         6,410,527
LONG-TERM DEBT, less current portion.............................    5,200,000         5,400,000
PROVISION FOR NONPENSION RETIREMENT BENEFITS.....................      113,000           113,000
DEFERRED INCOME TAXES............................................      448,023           460,523
STOCKHOLDERS' EQUITY
Common stock:
  Par value $1 per share:
     Authorized 10,000,000 shares; Issued and outstanding
       shares -- 6,125,512 at June 30, 1996 and 5,834,195 at
       March 31, 1996............................................    6,125,512         5,834,195
  Additional paid-in capital.....................................   22,336,518        21,444,360
  Retained earnings..............................................   (7,410,150)       (6,849,619)
                                                                   -----------      ------------
          Total Stockholders' Equity.............................   21,051,880        20,428,936
                                                                   -----------      ------------
                                                                   $33,905,772      $ 32,812,986
                                                                   ===========      ============

                       FRIEDMAN INDUSTRIES, INCORPORATED

                CONSOLIDATED STATEMENT OF EARNINGS -- UNAUDITED

                                                                    THREE MONTHS ENDED JUNE 30
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
Net sales.........................................................  $28,751,479     $28,752,665
Costs and expenses
  Costs of goods sold.............................................   26,128,966      26,486,198
  General, selling and administrative costs.......................    1,106,965         923,789
  Interest........................................................      134,223         166,692
                                                                    -----------     -----------
                                                                     27,370,154      27,576,679
Interest and other income.........................................      (28,996)        (10,703)
                                                                    -----------     -----------
Earnings before federal income taxes..............................    1,410,321       1,186,689
Provision (benefit) for federal income taxes:
  Current.........................................................      492,009         415,975
  Deferred........................................................      (12,500)        (12,500)
                                                                    -----------     -----------
                                                                        479,509         403,475
                                                                    -----------     -----------
Net earnings......................................................  $   930,812     $   783,214
                                                                    ===========     ===========
Net earnings per share -- Note C..................................  $      0.15     $      0.13
                                                                    ===========     ===========
Dividends
  Common Stock -- per share dividend declared during periods
     (shares outstanding at record dates: 6,125,512 in 1996 and
     5,832,195 in 1995)...........................................  $      0.05     $      0.05
                                                                    ===========     ===========

                       FRIEDMAN INDUSTRIES, INCORPORATED

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED

                                                                     THREE MONTHS ENDED JUNE 30
                                                                     --------------------------
                                                                        1996            1995
                                                                     -----------     ----------
OPERATING ACTIVITIES
  Net earnings.....................................................  $   930,812     $  783,214
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation..................................................      158,010        147,405
     Provision for deferred taxes..................................      (12,500)       (12,500)
  Decrease (increase) in operating assets:
     Accounts receivable...........................................     (400,908)      (478,969)
     Inventories...................................................   (1,310,491)        42,229
     Other current assets..........................................      (81,069)        (6,086)
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses.........................      730,941       (201,800)
     Contribution to profit-sharing plan payable...................     (162,000)      (150,000)
     Employee compensation and related expenses....................       56,827         46,108
     Federal income taxes payable..................................       42,009        415,977
                                                                     -----------     ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES...................      (48,369)       585,578
INVESTING ACTIVITIES
  Purchase of property, plant and equipment........................       (3,691)      (259,332)
  Increase in cash surrender value of officers' life insurance.....      (23,828)        (4,583)
                                                                     -----------     ----------
          NET CASH USED IN INVESTING ACTIVITIES....................      (27,519)      (263,915)
FINANCING ACTIVITIES
  Cash dividends paid..............................................     (293,303)      (279,417)
  Proceeds from borrowings of long-term debt.......................                   1,000,000
  Principal payments on long-term debt.............................     (200,000)      (200,000)
                                                                     -----------     ----------
          NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES.........     (493,303)       520,583
                                                                     -----------     ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................     (569,191)       842,246
  Cash and cash equivalents at beginning of period.................      595,216        664,527
                                                                     -----------     ----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................  $    26,025     $1,506,773
                                                                     ===========     ==========

                       FRIEDMAN INDUSTRIES, INCORPORATED

                     NOTES TO QUARTERLY REPORT -- UNAUDITED
                        THREE MONTHS ENDED JUNE 30, 1996

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended March 31, 1996.

NOTE B -- INVENTORIES

     Coil inventory consists primarily of raw materials. Tubular inventory is comprised of both raw materials and finished goods.

NOTE C -- EARNINGS PER SHARE

     Earnings per common and common equivalent share for the periods ended June 30, 1996 and June 30, 1995 are based on the weighted average number of common and common equivalent (stock options) shares outstanding as follows:

                                                                      1996          1995
                                                                    ---------     ---------
    Common Stock:
      Shares outstanding during the entire period.................  5,834,195     5,554,858
      Retroactive effect of stock dividends declared..............    291,317       568,947
                                                                    ---------     ---------
              Weighted average number of common and common
                equivalent shares.................................  6,125,512     6,123,805
                                                                    =========     =========

     Earnings per share assuming full dilution for the quarters ended June 30, 1996 and 1995, are not presented because they are not materially dilutive. Stock options are not included in the above computations of common and common equivalent shares outstanding since their effect is not significant.

                       FRIEDMAN INDUSTRIES, INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     During the quarter ended June 30, 1996, sales were approximately even with sales recorded during the quarter ended June 30, 1995. During the 1996 quarter, costs of goods sold declined 1.3% and generated an increase in gross profit of $356,046. This increase was primarily related to the Company's coil product operations. Market conditions for these products were somewhat stronger during the 1996 quarter when compared to the 1995 quarter and supported improved margins as well as increased volume.

     General, selling and administrative costs increased $183,176 from the amount recorded during the 1995 quarter. This increase was primarily related to expenses associated with increased volume and/or earnings. In addition, increases in rental expense and executive compensation were recorded in the 1996 quarter.

     Interest expense declined $32,469 from the amount recorded during the 1995 quarter. This decrease was primarily generated by a decrease in term debt and by lower interest rates incurred on a year to year basis.

     Interest income increased $18,293. This increase was primarily related to an increase in the average invested cash positions during the 1996 quarter.

     Federal income taxes increased $76,034 as a result of the increase in earnings before taxes. Tax rates were the same for both periods.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company remained in a strong, liquid position at June 30, 1996. Current ratios were 4.1 and 4.3 at June 30, 1996 and March 31, 1996, respectively. Working capital was $21,655,078 at June 30, 1996, and $21,114,143 at March 31, 1996. The Company has a line of credit arrangement with a bank whereby it may borrow up to $8,000,000. At June 30, 1996, borrowings of $4,000,000 had been made under this line of credit arrangement which expires April 1, 1998.

                       FRIEDMAN INDUSTRIES, INCORPORATED

                          QUARTER ENDED JUNE 30, 1996

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     a). Not applicable

     b). Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     a). None

     b). Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a). Financial Data Schedule

     b). None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FRIEDMAN INDUSTRIES, INCORPORATED

Date August 13, 1996                        By

                                            ------------------------------------
                                                  Ben Harper, Senior Vice
                                                     President-Finance
                                                 (Chief Accounting Officer)

Date August 13, 1996                        By

                                            ------------------------------------
                                              Harold Friedman, Vice Chairman of
                                                         the Board

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
Friedman Industries, Incorporated


We have reviewed the accompanying condensed consolidated balance sheet of Friedman Industries, Incorporated, as of June 30, 1996, and the related consolidated statements of earnings and cash flows for the three-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Friedman Industries, Incorporated, as of March 31, 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated May 28, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                             Ernst & Young LLP


August 7, 1996

                              INDEX TO EXHIBITS



        27 --   Financial Data Schedule