Form 10-Q
period 1996-09-30
FRIEDMAN INDUSTRIES INC
filed 1996-11-14
CIK 39092

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                               Yes  X     No

     At September 30, 1996, the number of shares outstanding of the issuer's only class of stock was 6,125,512 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

                       FRIEDMAN INDUSTRIES, INCORPORATED
                    CONSOLIDATED BALANCE SHEETS -- UNAUDITED

                                     ASSETS

                                                                    SEPTEMBER 30,    MARCH 31,
                                                                        1996           1996
                                                                    ------------    -----------
CURRENT ASSETS
  Cash and cash equivalents.......................................       $20,105    $   595,216
  Accounts receivable, less allowance for doubtful accounts
     ($5,794 at September 30, 1996 and March 31, 1996,
     respectively)................................................     8,986,876      9,423,204
  Inventories -- Note B...........................................    20,350,792     17,391,625
  Prepaid expenses and other current assets.......................       291,290        114,625
                                                                    ------------    -----------
          Total Current Assets....................................    29,649,063     27,524,670
PROPERTY, PLANT AND EQUIPMENT
  Land............................................................       198,021        198,021
  Buildings and improvements......................................     2,695,912      2,687,730
  Machinery and equipment.........................................    11,706,794     11,699,234
  Less allowance for depreciation.................................   (9,579,873)     (9,316,572)
                                                                    ------------    -----------
                                                                       5,020,854      5,268,413
OTHER ASSETS
  Cash value of officers' life insurance..........................        43,731         19,903
                                                                    ------------    -----------
                                                                     $34,713,648    $32,812,986
                                                                      ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable and accrued expenses.....................    $5,720,874    $ 4,739,206
  Current portion of long-term debt...............................       800,000        800,000
  Dividends payable...............................................       306,959        291,709
  Contribution to profit-sharing plan.............................       108,000        216,000
  Federal income taxes payable....................................       101,066         53,047
  Employee compensation and related expenses......................       425,314        310,565
                                                                    ------------    -----------
          Total Current Liabilities...............................     7,462,213      6,410,527
LONG-TERM DEBT, less current portion..............................     5,000,000      5,400,000
PROVISION FOR NONPENSION RETIREMENT BENEFITS......................       113,000        113,000
DEFERRED INCOME TAXES.............................................       435,523        460,523
STOCKHOLDERS' EQUITY
Common stock:
  Par value $1 per share:
     Authorized 10,000,000 shares; Issued and outstanding
      shares -- 6,125,512 at September 30, 1996 and 5,834,195 at
      March 31, 1996..............................................     6,125,512      5,834,195
  Additional paid-in capital......................................    22,336,517     21,444,360
  Retained earnings...............................................   (6,759,117)     (6,849,619)
                                                                    ------------    -----------
          Total Stockholders' Equity..............................    21,702,912     20,428,936
                                                                    ------------    -----------
                                                                     $34,713,648    $32,812,986
                                                                      ==========     ==========

                       FRIEDMAN INDUSTRIES, INCORPORATED

                CONSOLIDATED STATEMENT OF EARNINGS -- UNAUDITED

                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                            --------------------------    --------------------------
                                               1996           1995           1996           1995
                                            -----------    -----------    -----------    -----------
Net sales.................................  $29,486,754    $26,208,387    $58,238,233    $54,961,052
Costs and expenses
  Costs of goods sold.....................   26,956,145     24,433,119     53,085,111     50,919,317
  General, selling and administrative
     costs................................      978,013        789,582      2,084,978      1,713,371
  Interest................................      129,605        167,557        263,828        334,249
                                            -----------    -----------    -----------    -----------
                                             28,063,763     25,390,258     55,433,917     52,966,937
Interest and other income.................      (28,511)       (21,291)       (57,507)       (31,994)
                                            -----------    -----------    -----------    -----------
Earnings before federal income taxes......    1,451,502        839,420      2,861,823      2,026,109
Provision (benefit) for federal income
  taxes:
  Current.................................      506,010        297,902        998,019        713,877
  Deferred................................      (12,500)       (12,500)       (25,000)       (25,000)
                                            -----------    -----------    -----------    -----------
                                                493,510        285,402        973,019        688,877
                                            -----------    -----------    -----------    -----------
Net earnings..............................  $   957,992    $   554,018    $ 1,888,804    $ 1,337,232
                                             ==========     ==========     ==========     ==========
Net earnings per share -- Note D..........        $0.16          $0.09          $0.31          $0.22
                                             ==========     ==========     ==========     ==========
Cash Dividends
  Common Stock -- per share dividend
     declared during periods (shares
     outstanding at record date:
6,125,512 in 1996 and 5,832,195 in 1995)..        $0.05          $0.05          $0.10          $0.10
                                             ==========     ==========     ==========     ==========

                       FRIEDMAN INDUSTRIES, INCORPORATED

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED

                                                                            SIX MONTHS
                                                                        ENDED SEPTEMBER 30,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
OPERATING ACTIVITIES
  Net earnings....................................................  $ 1,888,804     $ 1,337,232
  Adjustments to reconcile net earnings to cash provided by
     operating activities:
     Depreciation.................................................      316,020         297,526
     Provision for deferred taxes.................................      (25,000)        (25,000)
  Decrease (increase) in operating assets:
     Accounts receivable..........................................      436,328         290,365
     Inventories..................................................   (2,959,167)     (1,327,828)
     Other........................................................     (176,665)       (180,400)
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses........................      981,665         950,688
     Contribution to profit-sharing plan..........................     (108,000)       (100,000)
     Employee compensation and related expenses...................      114,749          13,941
     Federal income taxes payable.................................       48,019         (14,658)
                                                                    -----------     -----------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES........      516,753       1,241,866
INVESTING ACTIVITIES
  Purchase of property, plant and equipment.......................      (68,461)       (398,791)
  (Increase) decrease in cash value of officers' life
     insurance -- Note C..........................................      (23,828)        689,320
                                                                    -----------     -----------
          NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES........      (92,289)        290,529
FINANCING ACTIVITIES
  Cash dividends paid.............................................     (599,575)       (571,025)
  Principal payments on long-term debt............................     (400,000)     (2,200,000)
  Proceeds from borrowings of long term debt......................                    1,000,000
                                                                    -----------     -----------
          NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES........     (999,575)     (1,771,025)
                                                                    -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................     (575,111)       (238,630)
  Cash and cash equivalents at beginning of period................      595,216         664,527
                                                                    -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................  $    20,105     $   425,897
                                                                     ==========      ==========

                       FRIEDMAN INDUSTRIES, INCORPORATED

                     NOTES TO QUARTERLY REPORT -- UNAUDITED
                     THREE MONTHS ENDED SEPTEMBER 30, 1996

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

NOTE C -- CASH VALUE OF OFFICERS' LIFE INSURANCE

     In July 1995, the Company borrowed $708,168 against the cash surrender value of officers' life insurance policies (the "borrowings"). The borrowings do not require specific repayment terms except that in case of a death, the borrowings will be deducted from the proceeds of the life insurance policy. The proceeds of the borrowings were used to reduce the term note.

NOTE D -- EARNINGS PER SHARE

     Earnings per common and common equivalent share for the periods ended September 30, 1996 and September 30, 1995 are based on the weighted average number of common and common equivalent (stock options) shares outstanding as follows:

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
                                                                    =========     =========

     Earnings per share assuming full dilution for the quarters ended September 30, 1996 and 1995, are not presented because they are not materially dilutive. Stock options are not included in the above computations of common and common equivalent shares outstanding since their effect is not significant.

                       FRIEDMAN INDUSTRIES, INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS
                           ENDED SEPTEMBER 30, 1995

     During the six months ended September 30, 1996, net sales, costs of goods sold and gross profit increased $3,277,181, $2,165,794 and $1,111,387, respectively, from the comparable amounts recorded during the six months ended September 30, 1995. The increase in sales was primarily related to volume increases associated with coil and tubular operations. Both operations benefited from improved market conditions during the 1996 period. The increase in costs of goods sold primarily resulted from the increase in sales noted above. The increase in gross profit was principally related to improved margins and increased sales. Margin rates were 8.85% and 7.35% in the 1996 and 1995 periods, respectively. Management believes that stronger demand for the Company's products was the primary factor associated with the increase in margins.

     General, selling and administrative costs increased $371,607 from the amount recorded during the 1995 period. This increase was primarily related to increases in expenses associated with volume and/or earnings such as employee incentive bonuses and commissions, franchise taxes, contribution to profit sharing plan and other variable expenses. In addition, increases in rental costs and officer compensation relative to executive promotions contributed to the overall increase.

     Interest expense declined $70,421 from the amount recorded during the 1995 period. This decrease primarily resulted from a reduction in term debt and lower interest rates on a period-to-period basis.

     Interest and other income increased $25,513. This increase was primarily related to a gain on the sale of machinery and equipment.

     Federal income taxes increased $284,142 as a result of the increase in earnings before federal income taxes. Tax rates were the same during each period.

        THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS
                           ENDED SEPTEMBER 30, 1995

     During the three months ended September 30, 1996, net sales, costs of goods sold and gross profit increased $3,278,367, $2,523,026 and $755,341 from the respective amounts recorded during the three months ended September 30, 1995. The sales and costs of goods sold increases were primarily related to volume increases associated with coil and tubular operations. The gross profit increase was principally related to improved margins (8.58% in the 1996 quarter and 6.77% in the 1995 quarter) and the above noted sales increase. Demand for coil and tubular products was stronger in the 1996 quarter when compared to the 1995 quarter and supported improved sales and margins.

     General, selling and administrative costs increased $188,431 from the comparable amount recorded in the 1995 quarter. This increase was primarily related to variable expenses associated with volume and/or earnings. Additionally, officer compensation relative to executive promotions increased during the 1996 quarter.

     Interest expense declined $37,952 from the amount recorded in the 1995 quarter. This decrease was principally related to a reduction in term debt and lower interest rates paid on borrowed funds in the 1996 quarter.

     Federal income taxes increased $208,108 as a result of the increase in earnings before federal income taxes. Effective tax rates were the same for each quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company remained in a strong, liquid position at September 30, 1996. Current ratios were 4.0 and 4.3 at September 30, 1996, and March 31, 1996, respectively. Working capital was $22,186,850 at September 30, 1996, and $21,114,143 at March 31, 1996. The Company has a line of credit arrangement with a bank whereby it may borrow up to $8,000,000. At September 30, 1996, borrowings of $4,000,000 had been made under this line of credit arrangement which expires April 1, 1998.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     a). None

     b). Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on August 30, 1996, the Company's shareholders elected seven directors to the Company's Board of Directors and approved the Friedman Industries, Incorporated 1996 Employee Stock Option Plan. The number of shares voted for and withheld with respect to the election of each director was as follows:

                             NAME                           SHARES VOTED FOR     SHARES WITHHELD
    ------------------------------------------------------- ----------------     ---------------
    Jack Friedman..........................................     5,235,463             35,350
    Harold Friedman........................................     5,235,770             35,043
    Charles W. Hall........................................     4,994,793            276,020
    Alan M. Rauch..........................................     5,235,770             35,043
    Hershel M. Rich........................................     5,232,050             38,763
    Henry Spira............................................     5,231,510             39,303
    Kirk K. Weaver.........................................     5,235,770             35,043

     The number of shares voted for, against and abstain with respect to the 1996 Employee Stock Option Plan was as follows:

                    For.......................................  5,204,733
                                                                ---------
                    Against...................................     78,431
                                                                ---------
                    Abstain...................................     21,525
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

                                            FRIEDMAN INDUSTRIES, INCORPORATED

Date November 13, 1996                      By        /s/  BEN HARPER
                                            ------------------------------------
                                                  Ben Harper, Senior Vice
                                                     President-Finance
                                                 (Chief Accounting Officer)

Date November 13, 1996                      By      /s/  HAROLD FRIEDMAN
                                            ------------------------------------
                                              Harold Friedman, Vice Chairman of
                                                         the Board

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Friedman Industries, Incorporated

     We have reviewed the accompanying condensed consolidated balance sheet of Friedman Industries, Incorporated as of September 30, 1996, the related consolidated statements of earnings for the three-month and six-month periods ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the six-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Friedman Industries, Incorporated as of March 31, 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated May 28, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          ERNST & YOUNG LLP

November 9, 1996

                            INDEX TO EXHIBITS


          Exhibit
            No.                      Description
          -------                    -----------
            27                 Financial Data Schedule