Form 10-Q
period 1996-12-31
FRIEDMAN INDUSTRIES INC
filed 1997-02-14
CIK 39092

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

                            Yes   X       No  _____

     At December 31, 1996, the number of shares outstanding of the issuer's only class of stock was 6,145,712 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

                       FRIEDMAN INDUSTRIES, INCORPORATED
                    CONSOLIDATED BALANCE SHEETS -- UNAUDITED

                                                              DECEMBER 31,     MARCH 31,
                                                                  1996           1996
                                                              ------------    -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................   $ 1,232,054    $   595,216
  Accounts receivable, less allowance for doubtful accounts
     ($5,794 at December 31, 1996 and March 31, 1996).......     8,127,131      9,423,204
  Inventories -- Note B.....................................    20,637,789     17,391,625
  Prepaid expenses & other current assets...................       158,680        114,625
                                                               -----------    -----------
          Total Current Assets..............................    30,155,654     27,524,670
PROPERTY, PLANT AND EQUIPMENT
  Land......................................................       198,021        198,021
  Buildings and improvements................................     2,695,912      2,687,730
  Machinery & equipment.....................................    11,722,799     11,699,234
  Less allowance for depreciation...........................    (9,738,883)    (9,316,572)
                                                               -----------    -----------
                                                                 4,877,849      5,268,413
OTHER ASSETS
  Cash value of officers' life insurance -- Note C..........        46,241         19,903
                                                               -----------    -----------
                                                               $35,079,744    $32,812,986
                                                               ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable and accrued expenses...............   $ 5,911,993    $ 4,739,206
  Current portion of long-term debt.........................       800,000        800,000
  Dividends payable.........................................       369,718        291,709
  Contribution to profit-sharing plan.......................       169,000        216,000
  Federal income taxes payable..............................        18,598         53,047
  Employee compensation and related expenses................       304,611        310,565
                                                               -----------    -----------
          Total Current Liabilities.........................     7,573,920      6,410,527
LONG-TERM DEBT, less current portion........................     4,800,000      5,400,000
PROVISION FOR NONPENSION RETIREMENT BENEFITS................       113,000        113,000
DEFERRED INCOME TAXES.......................................       423,023        460,523
STOCKHOLDERS' EQUITY
  Common stock:
     Par value $1 per share; Authorized 10,000,000 shares;
      Issued and outstanding shares -- 6,145,712 at December
      31, 1996 and 5,834,195 at March 31, 1996..............     6,145,712      5,834,195
  Additional paid-in capital................................    22,361,615     21,444,360
  Retained earnings.........................................    (6,337,526)    (6,849,619)
                                                               -----------    -----------
          Total Stockholders' Equity........................    22,169,801     20,428,936
                                                               -----------    -----------
                                                               $35,079,744    $32,812,986
                                                               ===========    ===========

                       FRIEDMAN INDUSTRIES, INCORPORATED

                CONSOLIDATED STATEMENTS OF EARNINGS -- UNAUDITED

                                                 THREE MONTHS               NINE MONTHS
                                               ENDED DECEMBER 31         ENDED DECEMBER 31
                                            -----------------------   -----------------------
                                               1996         1995         1996         1995
                                            ----------   ----------   ----------   ----------
Net sales.................................  $28,468,809  $25,559,420  $86,707,042  $80,520,472
Costs and expenses:
  Costs of goods sold.....................  26,169,987   23,526,339   79,255,098   74,445,656
  General, selling and administrative
     costs................................     986,574      869,800    3,071,552    2,583,171
  Interest................................     125,588      144,520      389,416      478,769
                                            ----------   ----------   ----------   ----------
                                            27,282,149   24,540,659   82,716,066   77,507,596
Interest and other income.................     (12,293)     (18,293)     (69,800)     (50,287)
                                            ----------   ----------   ----------   ----------
Earnings before federal income taxes......   1,198,953    1,037,054    4,060,776    3,063,163
Provision (benefit) for federal income
  taxes:
  Current.................................     420,144      365,098    1,418,163    1,078,975
  Deferred................................     (12,500)     (12,500)     (37,500)     (37,500)
                                            ----------   ----------   ----------   ----------
                                               407,644      352,598    1,380,663    1,041,475
                                            ----------   ----------   ----------   ----------
Net earnings..............................  $  791,309   $  684,456   $2,680,113   $2,021,688
                                            ==========   ==========   ==========   ==========
Average number of common shares
  outstanding.............................   6,130,079    6,124,505    6,130,079    6,124,505
                                            ==========   ==========   ==========   ==========

Net earnings per share -- Note D..........       $0.13        $0.11        $0.44        $0.33
Cash dividends per common share...........       $0.06       $0.045        $0.16       $0.145

                       FRIEDMAN INDUSTRIES, INCORPORATED

               CONSOLIDATED STATEMENTS OF CASH FLOW -- UNAUDITED

                                                              NINE MONTHS ENDED DECEMBER 31
                                                              ------------------------------
                                                                  1996             1995
                                                              -------------    -------------
OPERATING ACTIVITIES
  Net earnings..............................................     $2,680,113       $2,021,688
  Adjustments to reconcile net earnings to cash provided by
     operating activities:
     Depreciation...........................................        475,028          453,077
     Provision for deferred taxes...........................        (37,500)         (37,500)
  Decrease (increase) in operating assets:
     Accounts receivable....................................      1,296,073          447,256
     Inventories............................................     (3,246,164)        (627,747)
     Other..................................................        (44,055)         (97,963)
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses..................      1,172,787           96,360
     Contribution to profit sharing plan....................        (47,000)         (49,997)
     Employee compensation and related expenses.............         (5,954)         (16,573)
     Federal income taxes...................................        (34,449)          13,776
                                                                 ----------       ----------
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES..........      2,208,879        2,202,377
INVESTING ACTIVITIES
  Purchase of property, plant, and equipment................        (84,466)        (408,896)
  Decrease (increase) in cash value of officers' life
     insurance -- Note C....................................        (26,338)         687,536
                                                                 ----------       ----------
  NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES..........       (110,804)         278,640
FINANCING ACTIVITIES
  Cash dividends paid.......................................       (906,534)        (862,734)
  Proceeds from borrowings of long-term debt................             --        1,000,000
  Principal payments of long-term debt......................       (600,000)      (2,400,000)
  Exercise of stock options.................................         45,297            8,623
                                                                 ----------       ----------
  NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES..........     (1,461,237)      (2,254,111)
  INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS............................................        636,838          226,906
  Cash and cash equivalents at beginning of period..........        595,216          664,527
                                                                 ----------       ----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................     $1,232,054       $  891,433
                                                                 ==========       ==========

                       FRIEDMAN INDUSTRIES, INCORPORATED

                     NOTES TO QUARTERLY REPORT -- UNAUDITED

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended March 31, 1996.

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

NOTE D -- EARNINGS PER SHARE

     Earnings per share are based on the weighted average number of common shares outstanding. Stock options are not included in the computation of the weighted average number of common shares outstanding since their effect is not significant. Fully diluted earnings per share are not presented because they are not materially dilutive. Applicable per share amounts have been adjusted to give effect to stock dividends.

                       FRIEDMAN INDUSTRIES, INCORPORATED
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995

     During the nine month period ended December 31, 1996, net sales, costs of goods sold and gross profit increased $6,186,570, $4,809,442 and $1,377,128 from the respective amounts recorded during the nine months ended December 31, 1995. The increase in net sales and costs of goods sold were primarily associated with an increase in tons sold during the 1996 period. Both coil and tubular operations benefited from stronger market conditions in the 1996 period. Gross profit increased as a result of the above noted increase in sales and improved margins (7.5% in the 1995 period and 8.6% in the 1996 period). Demand for coil and tubular products was stronger during the 1996 period and supported improved sales and margins.

     General, selling and administrative costs increased $488,381 from the comparable amount recorded during the 1995 period. This increase was primarily related to expenses associated with increased volume and/or earnings such as employee incentive bonuses and commissions, contribution to the profit sharing plan, and other variable expenses.

     Interest expense for the 1996 period declined $89,353 from the amount recorded in the 1995 period. This decrease was primarily related to a decrease in term debt and a decline in interest rates charged on borrowed funds.

     Interest and other income increased $19,513. This increase was primarily related to a gain on the sale of machinery and equipment.

     Federal income taxes increased $339,188 as a result of the increase in earnings before taxes. Effective tax rates were the same for both periods.

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

     During the three months ended December 31, 1996, net sales, costs of goods sold and gross profit increased $2,909,389, $2,643,648 and $265,741, respectively, from the comparable amounts recorded during the three months ended December 31, 1995. The increases in sales and costs of goods sold were primarily related to the Company's tubular operations. These operations benefited from stronger demand for its products during the 1996 quarter, and accordingly, increased its production. A decline in gross profit associated with coil products was more than offset by an increase in gross profit related to tubular products. The net increase in gross profit was primarily related to the sales increase noted above. Margin rates were approximately the same, quarter to quarter.

     General, selling and administrative costs increased $116,774 from the amount recorded during the 1995 quarter. This increase was primarily related to expenses associated with increased volume and/or earnings such as employee remuneration and expense and other variable expenses.

     Interest expense declined $18,932. This decrease was primarily related to a decline in term debt.

     Federal income taxes increased $55,046 from the amount recorded during the 1995 quarter. This increase was related to the increase in earnings before taxes. Effective tax rates were the same for both quarters.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company remained in a strong, liquid position at December 31, 1996. Current ratios were 4.0 and 4.3 at December 31, 1996, and March 31, 1996, respectively. Working capital was $22,581,734 at December 31, 1996, and $21,114,143 at March 31, 1996. The Company has a line of credit arrangement with a bank whereby it may borrow up to $8,000,000. At December 31, 1996, borrowings of $4,000,000 had been made under this line of credit arrangement which expires April 1, 1998.

     In July 1995, the Company borrowed $708,168 against the cash surrender value of officers' life insurance policies and used such proceeds to reduce outstanding indebtedness under the Company's term note. See also Note C appearing herein.

                       FRIEDMAN INDUSTRIES, INCORPORATED

                        QUARTER ENDED DECEMBER 31, 1996

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

                                            FRIEDMAN INDUSTRIES, INCORPORATED

                               Date     11/14/97        By /s/ BEN HARPER
                                                           --------------------------------------------------
                                                           Ben Harper, Senior Vice
                                                           President -- Finance
                                                           (Chief Accounting Officer)

                               Date     11/14/97        By /s/ HAROLD FRIEDMAN
                                                           --------------------------------------------------
                                                           Harold Friedman, Vice Chairman

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Friedman Industries, Incorporated

     We have reviewed the accompanying condensed consolidated balance sheet of Friedman Industries, Incorporated, as of December 31, 1996, and the related consolidated statements of earnings for the three-month and nine-month periods ended December 31, 1996 and 1995 and the consolidated statements of cash flows for the nine-month periods ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Friedman Industries, Incorporated, as of March 31, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 28, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          ERNST & YOUNG, LLP

February 10, 1997