Form 10-K405
period 1997-03-31
FRIEDMAN INDUSTRIES INC
filed 1997-07-01
CIK 39092

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

  X    Annual report pursuant to Section 13 or 15(d) of the Securities
-----        Exchange Act of 1934 for the fiscal year ended March 31, 1997

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

                             Yes   X       No
                                 -----        -----

               The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 18, 1997 (computed by reference to the closing price on the American Stock Exchange on such date), was approximately $22,664,000.

               The number of shares of the registrant's Common Stock outstanding at June 18, 1997 was 6,469,731 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Shareholders of Friedman
      Industries, Incorporated for the fiscal year ended March 31, 1997 - Part II.

      Proxy Statement for the 1997 Annual Meeting of Shareholders - Part III.

                                     PART I

Item 1.  Business

               Friedman Industries, Incorporated (the "Company"), a Texas corporation incorporated in 1965, is in the steel processing and distribution business. The Company has two product groups: coil processing (steel sheet and plate) and tubular products.

               Significant financial information relating to the Company's product and service groups for the last three years is contained in Note 6 of the Company's Consolidated Financial Statements appearing on page 10 and 11 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1997, which is incorporated herein by reference elsewhere in this report.

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

               At its Lone Star facility, the Company receives hot-rolled steel coils primarily from Lone Star Steel Company ("LSS"), which is located approximately four miles from the Company's plant. The Lone Star plant receives its supply of steel from LSS and other suppliers at competitive prices determined at the time of purchase. During fiscal 1997 and 1996, the Company received approximately 86% and 90%, respectively, of its tonnage for the Lone Star facility from LSS and was able to purchase sufficient tonnage at competitive prices from other suppliers to meet the requirements of this facility. Loss of LSS as a source of coil supply could have a material adverse effect on the Company's business.

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

               At the Lone Star facility, the Company maintains three cut-to-length lines and a coil-to-coil 2-Hi rolling mill. This equipment is capable of processing steel up to 84 inches wide and up to one-half inch thick. At the Houston facility, the Company has a cut-to-length line and a rolling mill that are capable of processing steel up to 90 inches wide and up to one-half inch thick. The Hickman facility operates a cut to length line which has 84 inch wide and one-half inch thick capacity. The Company intends to install a 2-Hi rolling mill at the Hickman facility in fiscal 1998. This rolling mill will be capable of processing steel up to 74 inches wide and one-half inch thick in a coil-to-coil mode or directly from coil to cut-to-length processing. The Company believes this process will improve surface quality, impart a higher degree of flatness, reduce scrap loss and increase sales capacity.

Tubular Products

               Through its Texas Tubular operation in Lone Star, Texas, the Company purchases, markets, processes (e.g., sorting, end-beveling, threading, etc.) and manufactures tubular products.

               The Company processes its own tubular products and processes pipe on a fee basis for one major customer, LSS. Pipe processing equipment employed by this operation includes eight threading machines, six cutoff and beveling machines, pipe handling equipment and other related machinery. This machinery can process pipe up to 13-3/8 inches in outside diameter.

               The Company's Texas Tubular operation includes a pipe mill that is capable of producing pipe from 2-3/8 inches to 8-5/8 inches in outside diameter. The pipe mill is API-licensed to manufacture line and oil country pipe and also manufactures pipe for structural and piling purposes that meets recognized industry standards. The Company currently manufactures and sells substantially all of its line and oil country pipe to LSS pursuant to orders received from LSS, and in exchange therefor, LSS sells to the Company pipe for structural applications for some sizes of pipe that are beyond the capability of the pipe mill.

               The Company purchases a substantial portion of its annual supply of pipe and coil material used in pipe production from LSS. The Company can make no assurances as to the amounts of pipe and coil material that will be available from LSS in the future or amounts of tubular products that it will be able to process for LSS in the future. Loss of LSS as a source of supply or as a customer could have a material adverse effect on the Company's business. A summary of tubular operations is provided in Note 6 of the Company's Consolidated Financial Statements incorporated herein by reference.

Marketing

               The following table sets forth the approximate percentage of total sales contributed by each group of steel products during each of the Company's last three fiscal years:

Product Groups              1997           1996           1995
--------------              ----           ----           ----
Coil Processing              56%           60%             65%
Tubular Products             44%           40%             35%

         Coil Processing (Steel Sheet and Plate). The Company's products and processing services are sold to approximately 420 customers located primarily in the midwestern, southwestern and southeastern sections of the United States. The Company's coil processing products and services are sold principally to steel distributors and to customers fabricating steel products such as storage tanks, steel buildings, farm machinery and equipment, construction equipment, transportation equipment, conveyors and other similar products. During each of the fiscal years ended March 31, 1997, 1996 and 1995, seven, seven and four customers, respectively, accounted for approximately 25% of the Company's sales of coil processing products. No sheet and plate customer accounted for as much as 10% of the Company's total sales during those years.

         The Company sells substantially all of its coil processing products through its own sales force. At March 31, 1997, the sales force consisted of a senior vice president of sales and marketing, five inside and two outside salesmen. The senior vice president of sales and marketing supervises the sales department and performs the duties of an inside salesman. The inside sales force handles mostly telephone orders from customers. Outside salesmen take telephone orders and call on customers and potential customers in the field. Inside salesmen are paid on a salary and commission basis with the rate of commission depending upon the tonnage shipped to the salesman's customers in a particular month. Outside salesmen are paid on a salary basis.

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

         Tubular Products. Tubular products are sold nationally to approximately 330 customers. Sales of tubular products were made primarily to steel and pipe distributors, to piling contractors and to LSS. Sales of pipe to LSS accounted for approximately 15% of the Company's total sales in fiscal 1997.

         The Company sells its tubular products through its own sales force, which includes three inside salesmen and one manager. Salesmen are paid on a salary and commission basis.

         The Company processes its own tubular products and processes pipe for one major customer, LSS, on a fee basis.

Employees

         At March 31, 1997, the Company had approximately 150 full-time employees.

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

Executive Officers of the Company

         The following table sets forth the name, age, officer positions and family relations, if any, of each executive officer of the Company and period during which each officer has served in such capacity:

                                   Position, Offices with the Company
         Name       Age              and Family Relations, if any
         ----       ---              ----------------------------
Jack Friedman       76     Chairman of the Board of Directors and Chief Executive Officer since 1970,
                           Director since 1965, brother of Harold Friedman

Harold Friedman     67     Vice Chairman since 1995, formerly President and Chief Operating Officer since
                           1975, Executive Vice President from 1973 to 1975, Director since 1965, brother of
                           Jack Friedman

William E. Crow     50     President and Chief Operating Officer since 1995, formerly Vice President since
                           1981 and formerly President of Texas Tubular Products Division since August 1990.

Benny Harper        51     Senior Vice President - Finance since 1995 (formerly Vice President since 1990),
                           Treasurer since 1980 and Secretary since May 1992

Thomas Thompson     46     Senior Vice President - Sales and Marketing since 1995, formerly Vice President - Sales since 1990

Ronald Burgerson    58     Vice President since 1974

Ted Henderson       69     Vice President since 1985

Dale Ray            51     Vice President since 1994

         Dale Ray was elected a vice president in March 1994. Prior thereto, Mr. Ray was a plant manager at the Company's Lone Star facility for more than five years.

Item 2.  Properties

         The principal properties of the Company are described in the following table:

                                          Approximate                       Type of
Location                                     Size           Ownership    Construction
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

         None.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters

         The Company's Common Stock is traded principally on the American Stock Exchange (Symbol: FRD).

         Reference is hereby made to the sections of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1997, entitled "Description of Business--Range of High and Low Sales Prices of Common Stock" and "Description of Business--Dividends Declared Per Share of Common Stock", which sections are hereby incorporated herein by reference.

         The approximate number of shareholders of record of Common Stock of the Company as of May 23, 1997 was 730.

         The Company intends to continue the payment of cash dividends although future dividends will depend on the Company's earnings, financial needs and other factors.

Item 6.  Selected Financial Data

         Information with respect to Item 6 is hereby incorporated herein by reference from the section of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1997, entitled "Selected Financial Data".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1997, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 8.  Financial Statements and Supplementary Data

         The following financial statements and notes thereto of the Company included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1997, are hereby incorporated herein by reference:

         Consolidated Balance Sheets--March 31, 1997 and 1996

         Consolidated Statements of Earnings--Years ended March 31, 1997, 1996 and 1995

         Consolidated Statements of Stockholders' Equity--Years ended March 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows--Years ended March 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements--March 31, 1997

         Report of Independent Auditors

         Information with respect to supplementary financial information relating to the Company appears in Note 7-- Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements incorporated herein by reference above in this Item 8 from the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1997.

         The following supplementary schedule for the Company for the year ended March 31, 1997, is included elsewhere in this report.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information with respect to Item 10 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 1997 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 1997 fiscal year.

Item 11. Executive Compensation

         Information with respect to Item 11 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 1997 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 1997 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information with respect to Item 12 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 1997 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 1997 fiscal year.

Item 13.         Certain Relationships and Related Transactions

         Information with respect to Item 13 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 1997 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 1997 fiscal year.

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

                             10.8 Lease Agreement between Judson Plaza, Inc. and the Company dated March 16, 1996, regarding the lease of office space. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1996)

                             10.9 Friedman Industries, Incorporated 1996 Stock Option Plan.

                             10.10 $8,000,000 Revolving Promissory Note dated April 1, 1997.

                             10.11       First Amendment to Amended and
                                         Restated Letter Agreement between the
                                         Company and Texas Commerce Bank
                                         National Association dated April 1,
                                         1997.

                             13.1        The Company's Annual Report to
                                         Shareholders for the fiscal year ended
                                         March 31, 1997.

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

       (b)     Reports on Form 8-K filed in the fourth quarter of fiscal 1997:

                             None

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, and State of Texas, this 27th day of June, 1997.

                                         FRIEDMAN INDUSTRIES, INCORPORATED


                                         By:       /s/ Jack Friedman
                                            --------------------------------
                                                       Jack Friedman
                                                   Chairman of the Board
                                                and Chief Financial Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of Friedman Industries, Incorporated in the City of Houston, and State of Texas.

         Signature                       Title                            Date
         ---------                       -----                            ----
  /s/   Jack Friedman        Chairman of the Board, Chief           June 27, 1997
-------------------------    Executive Officer and Director
        Jack Friedman        (Principal Executive Officer)

  /s/   Harold Friedman      Vice Chairman of the Board             June 27, 1997
-------------------------    and Director
        Harold Friedman


  /s/   Benny Harper         Senior Vice President - Finance and    June 27, 1997
-------------------------    Treasurer (Principal Financial and
        Benny Harper         Accounting Officer)


  /s/   Henry Spira          Director                               June 27, 1997
-------------------------
        Henry Spira

  /s/   Charles W. Hall      Director                               June 27, 1997
-------------------------
        Charles W. Hall

  /s/   Kirk K. Weaver       Director                               June 27, 1997
-------------------------
        Kirk K. Weaver

  /s/   Alan M. Rauch        Director                               June 27, 1997
-------------------------
        Alan M. Rauch

  /s/   Hershel M. Rich      Director                               June 27, 1997
-------------------------
        Hershel M. Rich

                       FRIEDMAN INDUSTRIES, INCORPORATED

                                 HOUSTON, TEXAS



                            ANNUAL REPORT FORM 10-K

                           YEAR ENDED MARCH 31, 1997



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

       Consolidated Balance Sheets--March 31, 1997 and 1996

       Consolidated Statements of Earnings--Years ended March 31, 1997, 1996 and 1995

       Consolidated Statements of Stockholders' Equity--Years end March 31, 1997, 1996 and 1995

       Consolidated Statements of Cash Flows--Years ended March 31, 1997, 1996 and 1995

       Notes to Consolidated Financial Statements--March 31, 1997

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

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      FRIEDMAN INDUSTRIES, INCORPORATED

==================================================================================================================
       Column A                      Column B                  Column C                 Column D          Column E
------------------------------------------------------------------------------------------------------------------
                                                              ADDITIONS
                                                    -----------------------------
                                    Balance at      Charged to     Charged to                             Balance
                                    Beginning        Costs and   Other Accounts -      Deductions -       at End
      Description                   of Period       Expenses(1)     Describe           Describe(A)       of Period
------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1997
  Allowance for doubtful
    accounts receivable (deducted
    from related asset account)..... $ 5,794          $ 5,000                           $ 3,518           $ 7,276
                                     =======          =======       ========            =======           =======

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
                                     =======          =======       ========            =======           =======

----------------
(A) Accounts and notes receivable written off.

                                EXHIBIT INDEX


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

                             10.8 Lease Agreement between Judson Plaza, Inc. and the Company dated March 16, 1996, regarding the lease of office space. (incorporated by reference to the Company's Annual Report on Form 10K for the year ended March 31, 1997)

                             10.9 Friedman Industries, Incorporated 1996 Stock Option Plan.

                             10.10 $8,000,000 Revolving Promissory Note dated April 1, 1997.

                             10.11       First Amendment to Amended and
                                         Restated Letter Agreement between the
                                         Company and Texas Commerce Bank
                                         National Association dated April 1,
                                         1997.

                             13.1        The Company's Annual Report to
                                         Shareholders for the fiscal year ended
                                         March 31, 1997.

                             21.1        List of Subsidiaries.

                             23.1        Consent of Independent Auditors.
                             _______________
                             * Management contract or compensation plan.