Form 10-Q
period 1997-09-30
FRIEDMAN INDUSTRIES INC
filed 1997-11-14
CIK 39092

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
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

                               Yes  X     No

     At September 30, 1997, the number of shares outstanding of the issuer's only class of stock was 6,477,138 shares of Common Stock.
================================================================================

                        PART I -- FINANCIAL INFORMATION

                       FRIEDMAN INDUSTRIES, INCORPORATED
                    CONSOLIDATED BALANCE SHEETS -- UNAUDITED

                                     ASSETS

                                                              SEPTEMBER 30,     MARCH 31,
                                                                  1997            1997
                                                              -------------    -----------
CURRENT ASSETS
  Cash and cash equivalents.................................   $     74,073    $   168,245
  Accounts receivable, less allowance for doubtful accounts
     ($7,276 at September 30, 1997 and March 31, 1997,
     respectively)..........................................     13,001,857     11,902,925
  Inventories -- Note B.....................................     20,952,075     21,203,665
  Prepaid expenses and other current assets.................        396,024         82,325
                                                               ------------    -----------
          Total Current Assets..............................     34,424,029     33,357,160
PROPERTY, PLANT AND EQUIPMENT
  Land......................................................        198,021        198,021
  Buildings and improvements................................      2,727,450      2,695,913
  Machinery and equipment...................................     13,096,038     11,724,974
  Less allowance for depreciation...........................    (10,137,153)    (9,909,444)
                                                               ------------    -----------
                                                                  5,884,356      4,709,464
OTHER ASSETS
  Cash value of officers' life insurance....................         74,395         50,567
                                                               ------------    -----------
                                                               $ 40,382,780    $38,117,191
                                                               ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable and accrued expenses...............   $  7,804,827    $ 8,112,096
  Current portion of long-term debt.........................        800,000        800,000
  Dividends payable.........................................        485,780        369,715
  Contribution to profit-sharing plan.......................        124,998        242,000
  Federal income taxes payable..............................             --        256,434
  Employee compensation and related expenses................        485,248        392,427
                                                               ------------    -----------
          Total Current Liabilities.........................      9,700,853     10,172,672
LONG-TERM DEBT, less current portion........................      6,100,000      4,600,000
PROVISION FOR NONPENSION RETIREMENT BENEFITS................        113,000        113,000
DEFERRED INCOME TAXES.......................................        419,560        449,560
STOCKHOLDERS' EQUITY
Common stock:
  Par value $1 per share:
     Authorized 10,000,000 shares; Issued and outstanding
       shares -- 6,477,138 at September 30, 1997 and
       6,161,994 at
       March 31, 1997.......................................      6,477,138      6,161,994
  Additional paid-in capital................................     23,653,105     22,377,246
  Retained earnings.........................................     (6,080,876)    (5,757,281)
                                                               ------------    -----------
          Total Stockholders' Equity........................     24,049,367     22,781,959
                                                               ------------    -----------
                                                               $ 40,382,780    $38,117,191
                                                               ============    ===========

                       FRIEDMAN INDUSTRIES, INCORPORATED

                CONSOLIDATED STATEMENT OF EARNINGS -- UNAUDITED

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               1997          1996          1997          1996
                                            -----------   -----------   -----------   -----------
Net sales.................................  $36,961,370   $29,486,754   $75,261,802   $58,238,233
Costs and expenses
  Costs of goods sold.....................   34,065,469    26,956,145    69,131,090    53,085,111
  General, selling and administrative
     costs................................    1,251,526       978,013     2,605,254     2,084,978
  Interest................................      112,146       129,605       227,734       263,828
                                            -----------   -----------   -----------   -----------
                                             35,429,141    28,063,763    71,964,078    55,433,917
Interest and other income.................      (10,091)      (28,511)      (27,270)      (57,507)
                                            -----------   -----------   -----------   -----------
Earnings before federal income taxes......    1,542,320     1,451,502     3,324,994     2,861,823
Provision (benefit) for federal income
  taxes:
  Current.................................      539,389       506,010     1,160,499       998,019
  Deferred................................      (15,000)      (12,500)      (30,000)      (25,000)
                                            -----------   -----------   -----------   -----------
                                                524,389       493,510     1,130,499       973,019
                                            -----------   -----------   -----------   -----------
Net earnings..............................  $ 1,017,931   $   957,992   $ 2,194,495   $ 1,888,804
                                            ===========   ===========   ===========   ===========

Average number of common shares
  outstanding -- Note C...................    6,477,138     6,431,788     6,477,138     6,431,788
                                            ===========   ===========   ===========   ===========
Net earnings per share -- Note C..........        $0.16         $0.15         $0.34         $0.29
                                            ===========   ===========   ===========   ===========
Cash Dividends
  Common Stock -- per share dividend
     declared during periods..............       $0.075         $0.05        $0.145         $0.10
                                            ===========   ===========   ===========   ===========

                       FRIEDMAN INDUSTRIES, INCORPORATED

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED

                                                                      SIX MONTHS
                                                                 ENDED SEPTEMBER 30,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
OPERATING ACTIVITIES
  Net earnings..............................................  $ 2,194,495    $ 1,888,804
  Adjustments to reconcile net earnings to cash provided by
     operating activities:
     Depreciation...........................................      334,202        316,020
     Provision for deferred taxes...........................      (30,000)       (25,000)
  Decrease (increase) in operating assets:
     Accounts receivable....................................   (1,098,932)       436,328
     Inventories............................................      251,590     (2,959,167)
     Other..................................................     (313,699)      (176,665)
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses..................     (307,269)       981,665
     Contribution to profit-sharing plan....................     (117,002)      (108,000)
     Employee compensation and related expenses.............       92,821        114,749
     Federal income taxes payable...........................     (256,434)        48,019
                                                              -----------    -----------
          NET CASH PROVIDED (USED) BY OPERATING
             ACTIVITIES.....................................      749,772        516,753
INVESTING ACTIVITIES
  Purchase of property, plant and equipment.................   (1,509,095)       (68,461)
  (Increase) decrease in cash value of officers' life
     insurance..............................................      (23,828)       (23,828)
                                                              -----------    -----------
          NET CASH PROVIDED (USED) IN INVESTING
             ACTIVITIES.....................................   (1,532,923)       (92,289)
FINANCING ACTIVITIES
  Cash dividends paid.......................................     (824,871)      (599,575)
  Principal payments on long-term debt......................     (400,000)      (400,000)
  Proceeds from borrowings of long term debt................    1,900,000
  Exercise of stock options.................................       13,850
                                                              -----------    -----------
          NET CASH PROVIDED (USED) IN FINANCING
             ACTIVITIES.....................................      688,979       (999,575)
                                                              -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............      (94,172)      (575,111)
  Cash and cash equivalents at beginning of period..........      168,245        595,216
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $    74,073    $    20,105
                                                              ===========    ===========

                       FRIEDMAN INDUSTRIES, INCORPORATED

                     NOTES TO QUARTERLY REPORT -- UNAUDITED
                     THREE MONTHS ENDED SEPTEMBER 30, 1997

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

                       FRIEDMAN INDUSTRIES, INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30,
                                      1996

     During the six months ended September 30, 1997, net sales, costs of goods sold and gross profit increased $17,023,569, $16,045,979 and $977,590, respectively, from the comparable amounts recorded during the six months ended September 30, 1996. The increases in net sales and costs of goods sold were related to coil and tubular operations which reflected a combined increase in tonnage sold of approximately 29%. Gross profit on coil products declined and increased on tubular products, the net effect of which resulted in the increase in gross profit noted above. Gross profit as a percent of sales was 8.8% and 8.1% in the 1996 and 1997 periods, respectively. The decline in margins was primarily related to coil operations which were adversely affected by stiff competition within the industry. The Company increased sales of coil products at the expense of margins. Market conditions for tubular products remained strong in the 1997 period.

     General, selling and administrative costs increased $520,276 from the amount recorded during the 1996 period. This increase was primarily related to variable expenses associated with volume and/or earnings, to costs associated with additional sales employees and to an increase in bad debt expense.

     Interest expense and interest and other income declined $36,094 and $30,237, respectively, from comparable amounts recorded during the 1996 period. The decline in interest expense was primarily related to a reduction in term debt. In September 1996, the Company recorded a gain on sale of assets. This factor combined with reduced average invested cash positions during the 1997 period produced the decline in interest and other income noted above.

     Federal income taxes increased $157,480 due to an increase in earnings before taxes. Effective tax rates were the same for each period.

 THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER
                                    30, 1996

     During the three months ended September 30, 1997, net sales, costs of goods sold and gross profit increased $7,474,616, $7,109,324 and $365,292, respectively, from the comparable amounts recorded during the three months ended September 30, 1996. The increases in net sales and costs of goods sold were produced by coil and tubular operations which reflected a combined increase in tonnage sold of approximately 25%. Gross profit earned on sales of coil products and on sales of tubular products declined and increased, respectively, the net effect of which produced the gross profit increase noted above. Gross profit as a percentage of sales declined from 8.6% in the 1996 quarter to 7.8% in the 1997 quarter. This decline in margin rates was primarily related to coil operations which were adversely affected by stiff competition within the industry. The Company increased sales of coil products at the expense of margins. Market conditions for tubular products remained strong during the 1997 quarter.

     General, selling and administrative costs increased $273,513 from the amount recorded during the 1996 quarter. This increase was primarily related to an increase in variable expenses associated with volume and/or earnings, to costs related to additional sales employees, to an increase in bad debt expense and to other miscellaneous expenses.

     Interest expense declined $17,459 primarily as a result of a decline in term debt.

     Interest and other income declined $18,420. This decline was primarily related to a gain on the sale of assets recorded during the September 1996 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company remained in a strong, liquid position at September 30, 1997. Current ratios were 3.5 and 3.3 at September 30, 1997 and March 31, 1997, respectively. Working capital was $24,723,176 at September 30, 1997 and $23,184,448 at March 31, 1997.

     The Company has a credit arrangement with a bank pursuant to which the bank provides a revolving line of credit facility and a term credit facility. Pursuant to the revolving line of credit facility, the Company may borrow up to $8 million. The facility expires April 1, 2000. At September 30, 1997, the Company had borrowings outstanding under the line of credit facility of $5 million. Pursuant to the term credit facility, the Company may borrow up to $4.7 million. Advances made pursuant to the term facility convert to a term loan on December 1, 1998. The amount outstanding under the term credit facility bear interest at a stated rate of LIBOR plus 1.25% and requires quarterly principal payments of $200,000 plus accrued interest, through March 1, 2003. In July 1997, the Company entered into a swap transaction with the bank pursuant to which it exchanged the LIBOR-based interest rate obligation for a fixed interest rate obligation of 8% to remain in effect for the entire term of the term credit facility. As of September 30, 1997, the principal amount of indebtedness outstanding under the term credit facility was $1.9 million.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     a). Not applicable

     b). Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     a). None

     b). Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on August 22, 1997, the Company's shareholders elected seven directors to the Company's Board of Directors. The number of shares voted for and withheld with respect to the election of each director was as follows:

                         NAME                            SHARES VOTED FOR    SHARES WITHHELD
                         ----                            ----------------    ---------------
Jack Friedman..........................................     6,070,067            28,681
Harold Friedman........................................     6,090,357             8,391
Charles W. Hall........................................     6,040,136            58,612
Alan M. Rauch..........................................     6,040,136            58,612
Hershel M. Rich........................................     6,090,357             8,391
Henry Spira............................................     6,089,256             9,492
Kirk K. Weaver.........................................     6,090,357             8,391

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a). 10.1  -- First Amendment to Friedman Industries, Incorporated 1989
                  Incentive Stock Option Plan

          10.2 -- First Amendment to Friedman Industries, Incorporated 1995 Non-Employee Director Stock Plan

          27   -- Financial Data Schedule

     b). None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FRIEDMAN INDUSTRIES, INCORPORATED

Date November 14, 1997                      By        /s/ BEN HARPER

                                             -----------------------------------
                                                   Ben Harper, Senior Vice
                                                       President-Finance
                                                 (Chief Accounting Officer)

Date November 14, 1997                      By     /s/ HAROLD FRIEDMAN

                                             -----------------------------------
                                              Harold Friedman, Vice Chairman of
                                                           the Board

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Friedman Industries, Incorporated

We have reviewed the accompanying condensed consolidated balance sheet of Friedman Industries, Incorporated, as of September 30, 1997, the related consolidated statements of earnings for the three and six month periods ended September 30, 1997 and 1996 and the consolidated statements of cash flows for the six month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


                                           /s/ Ernst & Young LLP

Houston, Texas
November 14, 1997

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
          10.1           -- First Amendment to Friedman Industries, Incorporated 1989
                            Incentive Stock Option Plan
          10.2           -- First Amendment to Friedman Industries, Incorporated 1995
                            Non-Employee Director Stock Plan
          27             -- Financial Data Schedule