Form 10-K405
period 1998-03-31
FRIEDMAN INDUSTRIES INC
filed 1998-06-29
CIK 39092

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from  _______ to  _______

                           Commission File No. 1-7521

                       FRIEDMAN INDUSTRIES, INCORPORATED
             (Exact name of registrant as specified in its charter)

                    TEXAS                                        74-1504405
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

     4001 HOMESTEAD ROAD, HOUSTON, TEXAS                           77028
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (713) 672-9433

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
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

                            Yes   X       No  _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                            Yes   X       No  _____

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 18, 1998 (computed by reference to the closing price on the American Stock Exchange on such date), was approximately $29,000,000.

     The number of shares of the registrant's Common Stock outstanding at June 18, 1998 was 6,818,999 shares.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 1998 -- Part II.

     Proxy Statement for the 1998 Annual Meeting of Shareholders -- Part III.

                                     PART I

ITEM 1. BUSINESS

     Friedman Industries, Incorporated (the "Company"), a Texas corporation incorporated in 1965, is in the steel processing and distribution business. The Company has two product groups: coil processing (steel sheet and plate) and tubular products.

     Significant financial information relating to the Company's product and service groups for the last three years is contained in Note 6 of the Company's Consolidated Financial Statements appearing on page 11 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1998, which is incorporated herein by reference elsewhere in this report.

  Coil Processing

     The Company purchases domestic and foreign hot-rolled steel coils, processes the coils into steel sheet and plate and sells these products on a wholesale, rapid-delivery basis in competition with steel mills, importers and steel service centers. The Company also processes customer-owned coils on a fee basis. The Company has coil processing plants located at Lone Star, Texas, Houston, Texas and Hickman, Arkansas. At each plant, the steel coils are processed through a cut-to-length line which levels the steel and cuts it to prescribed lengths. The Company's processing machinery is heavy, mill-type equipment capable of processing steel coils weighing up to 25 tons. Coils are processed to the specifications required for a particular order. Shipments are made via unaffiliated truckers or by rail and, in times of normal supply and market conditions, can generally be made within 48 hours of receipt of the customer's order.

     At its Lone Star facility, the Company purchases hot-rolled steel coils primarily from Lone Star Steel Company ("LSS"), which is located approximately four miles from the Company's plant. The Lone Star plant purchases its supply of steel from LSS and other suppliers at competitive prices determined at the time of purchase. During fiscal 1998 and 1997, the Company purchased approximately 77% and 86%, respectively, of its tonnage for the Lone Star facility from LSS and was able to purchase sufficient tonnage at competitive prices from other suppliers to meet the requirements of this facility. Loss of LSS as a source of coil supply could have a material adverse effect on the Company's business.

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

     At the Lone Star facility, the Company maintains three cut-to-length lines and a coil-to-coil 2-Hi rolling mill. This equipment is capable of processing steel up to 84 inches wide and up to one-half inch thick. At the Houston facility, the Company has a cut-to-length line and a rolling mill that are capable of processing steel up to 90 inches wide and up to one-half inch thick. The Hickman facility operates a cut to length line which has 84 inch wide and one-half inch thick capacity. The Company intends to install a 2-Hi rolling mill at the Hickman facility in fiscal 1999 that will be capable of processing steel up to 74 inches wide and one-half inch thick in a coil-to-coil mode or directly from coil to cut-to-length processing. The Company believes this process will improve surface quality, impart a higher degree of flatness, reduce scrap loss and increase sales capacity.

  Tubular Products

     Through its Texas Tubular Products ("TTP") operation in Lone Star, Texas, the Company purchases, markets, processes (e.g., sorting, end-beveling, threading, etc.) and manufactures tubular products.

     TTP employs various pipe processing equipment including threading and beveling machines, pipe handling equipment and other related machinery. This machinery can process pipe up to 13 3/8 inches in outside diameter.

     The TTP operation includes a pipe mill that is capable of producing pipe from 2 3/8 inches to 8 5/8 inches in outside diameter. The pipe mill is API-licensed to manufacture line and oil country pipe and also manufactures pipe for structural and piling purposes that meets recognized industry standards. The Company currently manufactures and sells substantially all of its line and oil country pipe to LSS pursuant to orders received from LSS. In addition, LSS sells pipe to the Company for structural applications for some sizes of pipe that are beyond the capability of the pipe mill.

     The Company purchases a substantial portion of its annual supply of pipe and coil material used in pipe production from LSS. The Company can make no assurances as to the amounts of pipe and coil material that will be available from LSS in the future. Loss of LSS as a source of supply or as a customer could have a material adverse effect on the Company's business. A summary of tubular operations is provided in Note 6 of the Company's Consolidated Financial Statements incorporated herein by reference.

  Marketing

     The following table sets forth the approximate percentage of total sales contributed by each group of steel products during each of the Company's last three fiscal years:

                       PRODUCT GROUPS                         1998    1997    1996
                       --------------                         ----    ----    ----
Coil Processing.............................................   59%     56%     60%
Tubular Products............................................   41%     44%     40%

     Coil Processing (Steel Sheet and Plate). The Company's coil processing products and services are sold to approximately 440 customers located primarily in the midwestern, southwestern and southeastern sections of the United States. The Company's principal customers for these products and services are steel distributors and customers fabricating steel products such as storage tanks, steel buildings, farm machinery and equipment, construction equipment, transportation equipment, conveyors and other similar products. During each of the fiscal years ended March 31, 1998, 1997 and 1996, nine, seven and seven customers, respectively, accounted for approximately 25% of the Company's sales of coil processing products. No coil processing customer accounted for as much as 10% of the Company's total sales during those years.

     The Company sells substantially all of its coil processing products through its own sales force. At March 31, 1998, the sales force consisted of a senior vice president of sales and marketing, six inside and one outside salesmen. The senior vice president of sales and marketing supervises the sales department and performs the duties of an inside salesman. The inside sales force handles mostly telephone orders from customers. Outside salesmen take telephone orders and call on customers and potential customers in the field. Salesmen are paid on a salary and commission basis with the rate of commission depending upon the tonnage shipped to the salesman's customers in a particular month.

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

     Tubular Products. Tubular products are sold nationally to approximately 340 customers. The Company's principal customers of these products are steel and pipe distributors, piling contractors and LSS. Sales of pipe to LSS accounted for approximately 15% of the Company's total sales in fiscal 1998.

     The Company sells its tubular products through its own sales force, which includes three inside salesmen and one manager. Salesmen are paid on a salary and commission basis.

  Competition

     The Company is engaged in a non-seasonal, highly competitive business. The Company competes with steel mills, importers and steel service centers. The steel industry, in general, is characterized by a small number of extremely large companies dominating the bulk of the market and a large number of relatively small companies, such as the Company, competing for a limited share of such market. The large companies and many of the small companies possess resources substantially greater than those of the Company.

     In the opinion of management, the competitive position of the Company in times of normal supply and market conditions is dependent upon its ability to offer steel products at prices competitive with or below those of other steel suppliers, as well as its ability to provide products meeting customer specifications on a rapid delivery basis.

  Employees

     At March 31, 1998, the Company had approximately 170 full-time employees.

  Executive Officers of the Company

     The following table sets forth the name, age, officer positions and family relationships, if any, of each executive officer of the Company and period during which each officer has served in such capacity:

                                    POSITION, OFFICES WITH THE COMPANY
        NAME          AGE            AND FAMILY RELATIONSHIPS, IF ANY
        ----          ---           ----------------------------------
  Jack Friedman....   77    Chairman of the Board of Directors and Chief
                              Executive Officer since 1970, Director since
                              1965, brother of Harold Friedman
  Harold              68    Vice Chairman since 1995, formerly President and
    Friedman.......           Chief Operating Officer since 1975, Executive
                              Vice President from 1973 to 1975, Director since
                              1965, brother of Jack Friedman
  William E.          51    President and Chief Operating Officer since 1995,
    Crow...........           formerly Vice President since 1981 and formerly
                              President of Texas Tubular Products Division
                              since August 1990
  Benny Harper.....   52    Senior Vice President -- Finance since 1995
                            (formerly Vice President since 1990), Treasurer
                              since 1980 and Secretary since May 1992
  Thomas              47    Senior Vice President -- Sales and Marketing since
    Thompson.......           1995, formerly Vice President -- Sales since 1990
  Ronald              59    Vice President since 1974
    Burgerson......
  Ted Henderson....   70    Vice President since 1985
  Dale Ray.........   52    Vice President since 1994

     Dale Ray was elected a vice president in March 1994. Prior thereto, Mr. Ray was a plant manager at the Company's Lone Star facility for more than five years.

ITEM 2. PROPERTIES

     The principal properties of the Company are described in the following table:

                                    APPROXIMATE                        TYPE OF
            LOCATION                   SIZE          OWNERSHIP       CONSTRUCTION
            --------                -----------      ---------       ------------
Lone Star, Texas
  Plant -- Coil Processing......  42,260 sq. feet    Owned(1)     Steel frame/siding
  Plant -- Texas Tubular
     Products...................  76,000 sq. feet    Owned(1)     Steel frame/siding
  Offices -- Coil Processing....  1,200 sq. feet     Owned(1)     Steel building
  Offices -- Texas Tubular
     Products...................  5,000 sq. feet     Owned(1)     Cinder block
  Land -- Coil Processing.......    13.93 acres      Owned(1)             --
  Land -- Texas Tubular
     Products...................    67.77 acres      Leased(2)            --
Longview, Texas Offices.........  2,600 sq. feet     Leased(3)    Office Building
Houston, Texas
  Plant and Warehouse -- Coil
     Processing.................  70,000 sq. feet    Owned(1)     Rigid steel frame
                                                                  and steel siding
  Offices -- Coil Processing....  4,000 sq. feet     Owned(1)     Brick veneer;
                                                                  steel
                                                                  building
  Land -- Coil Processing.......     12 acres        Owned(1)             --
Hickman, Arkansas
  Plant and Warehouse -- Coil
     Processing.................  25,500 sq. feet    Owned(1)     Steelframe/siding
  Offices -- Coil Processing....  1,200 sq. feet     Owned(1)     Cinder block
  Land -- Coil Processing.......     20 acres        Owned(1)             --

---------------

(1) All of the Company's owned real estate, plants and offices are held in fee and are not subject to any mortgage or deed of trust.

(2) The real estate lease is with LSS and its affiliate, Texas & Northern Railway, Inc., and expires August 31, 2010. The lease provides for monthly payments of $1,667 adjusted each January 1 for changes in the Consumer Price Index. The Company has an exclusive option to purchase this property during a 240-day period ending December 30, 1998.

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

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded principally on the American Stock Exchange (Symbol: FRD).

     Reference is hereby made to the sections of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1998, entitled "Description of Business -- Range of High and Low Sales Prices of Common Stock" and "Description of Business -- Dividends Declared Per Share of Common Stock", which sections are hereby incorporated herein by reference.

     The approximate number of shareholders of record of Common Stock of the Company as of May 29, 1998 was 700.

ITEM 6. SELECTED FINANCIAL DATA

     Information with respect to Item 6 is hereby incorporated herein by reference from the section of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1998, entitled "Selected Financial Data".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1998, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and notes thereto of the Company included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1998, are hereby incorporated herein by reference:

        Consolidated Balance Sheets -- March 31, 1998 and 1997

        Consolidated Statements of Earnings -- Years ended March 31, 1998, 1997 and 1996

        Consolidated Statements of Stockholders' Equity -- Years ended March 31, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows -- Years ended March 31, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements -- March 31, 1998

        Report of Independent Auditors

     Information with respect to supplementary financial information relating to the Company appears in Note 7 -- Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements incorporated herein by reference above in this Item 8 from the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1998.

     The following supplementary schedule for the Company for the year ended March 31, 1998, is included elsewhere in this report.

     Schedule II -- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Item 10 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 1998 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 1998 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to Item 11 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 1998 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 1998 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to Item 12 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 1998 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 1998 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to Item 13 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 1998 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 1998 fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents included in this report

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
       1 and 2           -- The responses to this section of Item 14 appears in this report as a separate section of this report.
             3           -- Exhibits
             3.1         -- Articles of Incorporation of the Company, as amended,
                            filed as an exhibit to the Company's Annual Report on
                            Form 10-K for the year ended March 31, 1982, and
                            incorporated herein by reference.
             3.2         -- Articles of Amendment to the Articles of Incorporation of
                            the Company, as filed with the Texas Secretary of State
                            on September 22, 1987, filed as an exhibit to the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1988, and incorporated herein by reference.
             3.3         -- Bylaws of the Company, amended as of March 27, 1992,
                            filed as an exhibit to the Company's Annual Report on
                            Form 10-K for the year ended March 31, 1992, and
                            incorporated herein by reference.
             4.1         -- Promissory Note of the Company to Texas Commerce Bank
                            National Association, dated December 1, 1993, in the
                            amount of $4,000,000, filed as an exhibit to the
                            Company's Quarterly Report on Form 10-Q for the quarterly
                            period ended December 31, 1993, and incorporated herein
                            by reference.
             4.2         -- Letter Agreement dated March 22, 1993, as amended by the
                            First Amendment dated December 31, 1993, by and between
                            the Company and Texas Commerce Bank National Association
                            regarding a $5,000,000 revolving credit line, filed as an
                            exhibit to the Company's Quarterly Report on Form 10-Q
                            for the quarterly period ended December 31, 1993, and
                            incorporated herein by reference.
             4.3         -- Amended and Restated Letter Agreement dated April 1,
                            1995, between the Company and Texas Commerce Bank
                            National Association regarding an $8,000,000 revolving
                            line of credit, filed as an exhibit to the Company's
                            Annual Report on Form 10-K for the year ended March 31,
                            1995, and incorporated herein by reference.
            10.1         -- Lease Agreement between NCNB Texas National Bank, as
                            Trustee, and the Company dated September 10, 1990, and
                            Addendum No. 1 thereto dated November 11, 1991, filed as
                            an exhibit to the Company's Annual Report on Form 10-K
                            for the year ended March 31, 1992, and incorporated
                            herein by reference.
            10.2         -- Lease, effective September 1, 1990, by and between Lone
                            Star Steel Company, Texas & Northern Railway, Inc., a
                            Texas corporation, and the Company, filed as an exhibit
                            to the Company's Current Report on Form 8-K dated August
                            1, 1990, and incorporated herein by reference.
           *10.3         -- Friedman Industries, Incorporated 1989 Incentive Stock
                            Option Plan, filed as an exhibit to the Company's Annual
                            Report on Form 10-K for the fiscal year ended March 31,
                            1991, and incorporated herein by reference.
            10.4         -- Promissory Note of the Company to Texas Commerce Bank
                            National Association, dated December 1, 1993, in the
                            amount of $4,000,000 (included as Exhibit 4.1 hereto).
            10.5         -- Letter Agreement dated March 22, 1993, as amended by the
                            First Amendment dated December 31, 1993, by and between
                            the Company and Texas Commerce Bank National Association
                            regarding a $5,000,000 revolving credit line (included as
                            Exhibit 4.2 hereto).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
            10.6         -- Amended and Restated Letter Agreement dated April 1,
                            1995, between the Company and Texas Commerce Bank
                            National Association regarding an $8,000,000 revolving
                            line of credit (included as Exhibit 4.3 hereto).
            10.7         -- Lease Agreement between Judson Plaza, Inc. and the
                            Company dated March 16, 1996, regarding the lease of
                            office space (incorporated by reference to the Company's
                            Annual Report on Form 10-K for the year ended March 31,
                            1996).
           *10.8         -- Friedman Industries, Incorporated 1996 Stock Option Plan
                            (incorporated by reference to the Company's Annual Report
                            on Form 10-K for the year ended March 31, 1997).
            10.9         -- $8,000,000 Revolving Promissory Note dated April 1, 1997
                            (incorporated by reference to the Company's Annual Report
                            on Form 10-K for the year ended March 31, 1997).
            10.10        -- First Amendment to Amended and Restated Letter Agreement
                            between the Company and Texas Commerce Bank National
                            Association dated April 1, 1997 (incorporated by
                            reference to the Company's Annual Report on Form 10-K for
                            the year ended March 31, 1997).
            10.11        -- ISDA Master Agreement between the Company and Texas
                            Commerce Bank National Association ("TCB") dated July 21,
                            1997 (incorporated by reference to the Company's Report
                            on Form 10-Q for the three months ended June 30, 1997).
            10.12        -- Advancing Promissory Note of the Company to TCB dated
                            July 21, 1997 (incorporated by reference to the Company's
                            Report on Form 10-Q for the three months ended June 30,
                            1997).
            10.13        -- Second Amendment to Amended and Restated Letter Agreement
                            between the Company and TCB dated July 21, 1997
                            (incorporated by reference to the Company's Report on
                            Form 10-Q for the three months ended June 30, 1997).
           *10.14        -- First Amendment to the Friedman Industries, Incorporated
                            1989 Incentive Stock Option Plan (incorporated by
                            reference to the Company's Report on Form 10-Q for the
                            three months ended September 30, 1997).
           *10.15        -- Friedman Industries, Incorporated 1995 Non-Employee
                            Director Stock Plan and First Amendment thereto dated
                            effective August 22, 1997.
            13.1         -- The Company's Annual Report to Shareholders for the
                            fiscal year ended March 31, 1998.
            21.1         -- List of Subsidiaries.
            23.1         -- Consent of Independent Auditors.

---------------

* Management contract or compensation plan.

     Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Benny Harper, Senior Vice President -- Finance, Friedman Industries, Incorporated, P. O. Box 21147, Houston, Texas 77226.

     (b) Reports on Form 8-K filed in the fourth quarter of fiscal 1998:

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, and State of Texas, this 29th day of June, 1998.

                                            FRIEDMAN INDUSTRIES, INCORPORATED

                                            By:     /s/ JACK FRIEDMAN
                                              ----------------------------------
                                                        Jack Friedman
                                                    Chairman of the Board
                                                 and Chief Financial Officer

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

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                  /s/ JACK FRIEDMAN                     Chairman of the Board, Chief      June 29, 1998
-----------------------------------------------------     Executive Officer and
                    Jack Friedman                         Director (Principal Executive
                                                          Officer)

                 /s/ HAROLD FRIEDMAN                    Vice Chairman of the Board and    June 29, 1998
-----------------------------------------------------     Director
                   Harold Friedman

                 /s/ BENNY B. HARPER                    Senior Vice President --          June 29, 1998
-----------------------------------------------------     Finance and Treasurer
                   Benny B. Harper                        (Principal Financial and
                                                          Accounting Officer)

                   /s/ HENRY SPIRA                      Director                          June 29, 1998
-----------------------------------------------------
                     Henry Spira

                 /s/ CHARLES W. HALL                    Director                          June 29, 1998
-----------------------------------------------------
                   Charles W. Hall

                                                        Director                          June   , 1998
-----------------------------------------------------
                   Kirk K. Weaver

                  /s/ ALAN M. RAUCH                     Director                          June 29, 1998
-----------------------------------------------------
                    Alan M. Rauch

                 /s/ HERSHEL M. RICH                    Director                          June 29, 1998
-----------------------------------------------------
                   Hershel M. Rich

                       FRIEDMAN INDUSTRIES, INCORPORATED
                                 HOUSTON, TEXAS

                           ANNUAL REPORT ON FORM 10-K
                           YEAR ENDED MARCH 31, 1998

                               ITEM 14(A)1 AND 2

                        LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                   FORM 10-K

                               ITEM 14(A)1 AND 2

                       FRIEDMAN INDUSTRIES, INCORPORATED
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following financial statements of the Company are set forth herewith in response to Item 14(a)1 and 2 of this report.

        Consolidated Balance Sheets -- March 31, 1998 and 1997

        Consolidated Statements of Earnings -- Years ended March 31, 1998, 1997 and 1996

        Consolidated Statements of Stockholders' Equity -- Years end March 31, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows -- Years ended March 31, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements -- March 31, 1998

        Report of Independent Auditors

        The following financial statement schedule of the Company is included in this report.

        S-1-Schedule II -- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                       FRIEDMAN INDUSTRIES, INCORPORATED

          COLUMN A             COLUMN B               COLUMN C                 COLUMN D        COLUMN E
          --------            ----------   -------------------------------   -------------   -------------
                                                      ADDITIONS
                                           -------------------------------
                              BALANCE AT   CHARGED TO       CHARGED TO
                              BEGINNING     COSTS AND    OTHER ACCOUNTS --   DEDUCTIONS --    BALANCE AT
        DESCRIPTION           OF PERIOD    EXPENSES(1)       DESCRIBE         DESCRIBE(A)    END OF PERIOD
        -----------           ----------   -----------   -----------------   -------------   -------------
Year ended March 31, 1998
  Allowance for doubtful
     accounts receivable
     (deducted from related
     asset account).........    $7,276      $200,000                           $200,000         $7,276
                                ======      ========          ======           ========         ======
Year ended March 31, 1997
  Allowance for doubtful
     accounts receivable
     (deducted from related
     asset account).........    $5,794      $  5,000                           $  3,518         $7,276
                                ======      ========          ======           ========         ======
Year ended March 31, 1996
  Allowance for doubtful
     accounts receivable
     (deducted from related
     asset account).........    $5,970      $  9,500                           $  9,676         $5,794
                                ======      ========          ======           ========         ======

---------------

(A) Accounts and notes receivable written off.

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
       1 and 2           -- The responses to this section of Item 14 appears in this report as a separate section of this report.
             3           -- Exhibits
             3.1         -- Articles of Incorporation of the Company, as amended,
                            filed as an exhibit to the Company's Annual Report on
                            Form 10-K for the year ended March 31, 1982, and
                            incorporated herein by reference.
             3.2         -- Articles of Amendment to the Articles of Incorporation of
                            the Company, as filed with the Texas Secretary of State
                            on September 22, 1987, filed as an exhibit to the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1988, and incorporated herein by reference.
             3.3         -- Bylaws of the Company, amended as of March 27, 1992,
                            filed as an exhibit to the Company's Annual Report on
                            Form 10-K for the year ended March 31, 1992, and
                            incorporated herein by reference.
             4.1         -- Promissory Note of the Company to Texas Commerce Bank
                            National Association, dated December 1, 1993, in the
                            amount of $4,000,000, filed as an exhibit to the
                            Company's Quarterly Report on Form 10-Q for the quarterly
                            period ended December 31, 1993, and incorporated herein
                            by reference.
             4.2         -- Letter Agreement dated March 22, 1993, as amended by the
                            First Amendment dated December 31, 1993, by and between
                            the Company and Texas Commerce Bank National Association
                            regarding a $5,000,000 revolving credit line, filed as an
                            exhibit to the Company's Quarterly Report on Form 10-Q
                            for the quarterly period ended December 31, 1993, and
                            incorporated herein by reference.
             4.3         -- Amended and Restated Letter Agreement dated April 1,
                            1995, between the Company and Texas Commerce Bank
                            National Association regarding an $8,000,000 revolving
                            line of credit, filed as an exhibit to the Company's
                            Annual Report on Form 10-K for the year ended March 31,
                            1995, and incorporated herein by reference.
            10.1         -- Lease Agreement between NCNB Texas National Bank, as
                            Trustee, and the Company dated September 10, 1990, and
                            Addendum No. 1 thereto dated November 11, 1991, filed as
                            an exhibit to the Company's Annual Report on Form 10-K
                            for the year ended March 31, 1992, and incorporated
                            herein by reference.
            10.2         -- Lease, effective September 1, 1990, by and between Lone
                            Star Steel Company, Texas & Northern Railway, Inc., a
                            Texas corporation, and the Company, filed as an exhibit
                            to the Company's Current Report on Form 8-K dated August
                            1, 1990, and incorporated herein by reference.
           *10.3         -- Friedman Industries, Incorporated 1989 Incentive Stock
                            Option Plan, filed as an exhibit to the Company's Annual
                            Report on Form 10-K for the fiscal year ended March 31,
                            1991, and incorporated herein by reference.
            10.4         -- Promissory Note of the Company to Texas Commerce Bank
                            National Association, dated December 1, 1993, in the
                            amount of $4,000,000 (included as Exhibit 4.1 hereto).
            10.5         -- Letter Agreement dated March 22, 1993, as amended by the
                            First Amendment dated December 31, 1993, by and between
                            the Company and Texas Commerce Bank National Association
                            regarding a $5,000,000 revolving credit line (included as
                            Exhibit 4.2 hereto).
            10.6         -- Amended and Restated Letter Agreement dated April 1,
                            1995, between the Company and Texas Commerce Bank
                            National Association regarding an $8,000,000 revolving
                            line of credit (included as Exhibit 4.3 hereto).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
            10.7         -- Lease Agreement between Judson Plaza, Inc. and the
                            Company dated March 16, 1996, regarding the lease of
                            office space (incorporated by reference to the Company's
                            Annual Report on Form 10-K for the year ended March 31,
                            1996).
           *10.8         -- Friedman Industries, Incorporated 1996 Stock Option Plan
                            (incorporated by reference to the Company's Annual Report
                            on Form 10-K for the year ended March 31, 1997).
            10.9         -- $8,000,000 Revolving Promissory Note dated April 1, 1997
                            (incorporated by reference to the Company's Annual Report
                            on Form 10-K for the year ended March 31, 1997).
            10.10        -- First Amendment to Amended and Restated Letter Agreement
                            between the Company and Texas Commerce Bank National
                            Association dated April 1, 1997 (incorporated by
                            reference to the Company's Annual Report on Form 10-K for
                            the year ended March 31, 1997).
            10.11        -- ISDA Master Agreement between the Company and Texas
                            Commerce Bank National Association ("TCB") dated July 21,
                            1997 (incorporated by reference to the Company's Report
                            on Form 10-Q for the three months ended June 30, 1997).
            10.12        -- Advancing Promissory Note of the Company to TCB dated
                            July 21, 1997 (incorporated by reference to the Company's
                            Report on Form 10-Q for the three months ended June 30,
                            1997).
            10.13        -- Second Amendment to Amended and Restated Letter Agreement
                            between the Company and TCB dated July 21, 1997
                            (incorporated by reference to the Company's Report on
                            Form 10-Q for the three months ended June 30, 1997).
           *10.14        -- First Amendment to the Friedman Industries, Incorporated
                            1989 Incentive Stock Option Plan (incorporated by
                            reference to the Company's Report on Form 10-Q for the
                            three months ended September 30, 1997).
           *10.15        -- Friedman Industries, Incorporated 1995 Non-Employee
                            Director Stock Plan and First Amendment thereto dated
                            effective August 22, 1997.
            13.1         -- The Company's Annual Report to Shareholders for the
                            fiscal year ended March 31, 1998.
            21.1         -- List of Subsidiaries.
            23.1         -- Consent of Independent Auditors.

---------------

* Management contract or compensation plan.

     Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Benny Harper, Senior Vice President -- Finance, Friedman Industries, Incorporated, P. O. Box 21147, Houston, Texas 77226.

     (b) Reports on Form 8-K filed in the fourth quarter of fiscal 1998:

          None