Form 10-Q
period 1998-12-31
FRIEDMAN INDUSTRIES INC
filed 1999-02-12
CIK 39092

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

                               Yes  X     No

     At December 31, 1998, the number of shares outstanding of the issuer's only class of stock was 6,826,387 shares of Common Stock.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

                       FRIEDMAN INDUSTRIES, INCORPORATED

ITEM 1. FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS -- UNAUDITED

                                     ASSETS

                                                              DECEMBER 31, 1998   MARCH 31, 1998
                                                              -----------------   --------------
CURRENT ASSETS
  Cash and cash equivalents.................................    $     57,336       $  1,361,693
  Accounts receivable, less allowance for doubtful accounts
     ($7,276 at December 31, 1998 and March 31, 1998,
     respectively)..........................................       8,237,292         13,205,113
  Inventories -- Note B.....................................      23,570,040         24,586,863
  Prepaid expenses and other current assets.................         590,919            193,879
                                                                ------------       ------------
          Total Current Assets..............................      32,455,587         39,347,548
PROPERTY, PLANT AND EQUIPMENT
  Land......................................................         198,021            198,021
  Buildings and improvements................................       3,233,091          2,882,358
  Machinery and equipment...................................      15,406,919         13,999,439
  Less allowance for depreciation...........................     (10,986,287)       (10,468,859)
                                                                ------------       ------------
                                                                   7,851,744          6,610,959
OTHER ASSETS
  Cash value of officers' life insurance....................         193,666             80,854
                                                                ------------       ------------
                                                                $ 40,500,997       $ 46,039,361
                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable and accrued expenses...............    $  4,729,756       $ 10,925,023
  Current portion of long-term debt.........................         800,000            800,000
  Dividends payable.........................................         477,837            486,886
  Contribution to profit-sharing plan.......................         210,600            280,000
  Income taxes payable......................................              --            344,465
  Employee compensation and related expenses................         223,967            600,804
                                                                ------------       ------------
          Total Current Liabilities.........................       6,442,160         13,437,178
LONG-TERM DEBT, less current portion........................       6,600,000          6,366,666
PROVISION FOR NONPENSION RETIREMENT BENEFITS................         113,000            113,000
DEFERRED INCOME TAXES.......................................         344,560            389,560
STOCKHOLDERS' EQUITY
Common stock:
  Par value $1 per share:
     Authorized 10,000,000 shares; Issued and outstanding
       shares -- 6,826,387 at December 31, 1998 and
       6,491,808 at
       March 31, 1998.......................................       6,826,387          6,491,808
  Additional paid-in capital................................      25,715,528         23,680,628
  Retained earnings.........................................      (5,540,638)        (4,439,479)
                                                                ------------       ------------
          Total Stockholders' Equity........................      27,001,277         25,732,957
                                                                ------------       ------------
                                                                $ 40,500,997       $ 46,039,361
                                                                ============       ============

                       FRIEDMAN INDUSTRIES, INCORPORATED

                CONSOLIDATED STATEMENTS OF EARNINGS -- UNAUDITED

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                DECEMBER 31,                 DECEMBER 31,
                                          -------------------------   --------------------------
                                             1998          1997          1998           1997
                                          -----------   -----------   -----------   ------------
Net sales...............................  $26,938,495   $34,300,676   $98,039,953   $109,562,478
Costs and expenses:
  Costs of goods sold...................   24,806,991    31,533,234    90,119,844    100,664,324
  General, selling and administrative
     costs..............................    1,035,859     1,151,863     3,567,453      3,757,117
  Interest..............................      112,042       116,799       367,755        344,533
                                          -----------   -----------   -----------   ------------
                                           25,954,892    32,801,896    94,055,052    104,765,974
Interest and other income...............      (49,277)      (30,233)     (135,603)       (57,503)
                                          -----------   -----------   -----------   ------------
Earnings before federal income taxes....    1,032,880     1,529,013     4,120,504      4,854,007
Provision (benefit) for federal income
  taxes:
  Current...............................      366,180       534,865     1,445,972      1,695,364
  Deferred..............................      (15,000)      (15,000)      (45,000)       (45,000)
                                          -----------   -----------   -----------   ------------
                                              351,180       519,865     1,400,972      1,650,364
                                          -----------   -----------   -----------   ------------
Net earnings............................  $   681,700   $ 1,009,148   $ 2,719,532   $  3,203,643
                                          ===========   ===========   ===========   ============
Average number of common shares
  outstanding:
  Basic.................................    6,826,387     6,807,527     6,826,387      6,799,920
  Diluted...............................    6,863,948     6,956,754     6,863,948      6,940,162
Net earnings per share:
  Basic.................................  $      0.10   $      0.15   $      0.40   $       0.47
  Diluted...............................  $      0.10   $      0.15   $      0.40   $       0.46

Cash dividends declared per common
  share.................................  $      0.07   $     0.075   $     0.215   $       0.22

                       FRIEDMAN INDUSTRIES, INCORPORATED

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED

                                                                  NINE MONTHS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
OPERATING ACTIVITIES
  Net earnings..............................................  $ 2,719,532    $ 3,203,643
  Adjustments to reconcile net earnings to cash provided by
     operating activities:
     Depreciation...........................................      517,428        506,678
     Provision for deferred taxes...........................      (45,000)       (45,000)
  Decrease (increase) in operating assets:
     Accounts receivable....................................    4,967,821       (122,286)
     Inventories............................................    1,016,823       (351,901)
     Other..................................................     (397,040)      (214,025)
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses..................   (6,195,267)     2,387,514
     Contribution to profit-sharing plan....................      (69,400)       (54,503)
     Employee compensation and related expenses.............     (376,837)       (19,239)
     Federal income taxes...................................     (344,465)      (256,434)
                                                              -----------    -----------
          NET CASH PROVIDED (USED) BY OPERATING
             ACTIVITIES.....................................    1,793,595      5,034,447
INVESTING ACTIVITIES
  Purchase of property, plant and equipment.................   (1,758,212)    (1,858,205)
  Decrease (increase) in cash value of officers' life
     insurance..............................................     (112,812)       (24,177)
                                                              -----------    -----------
          NET CASH PROVIDED (USED) IN INVESTING
             ACTIVITIES.....................................   (1,871,024)    (1,882,382)
FINANCING ACTIVITIES
  Cash dividends paid.......................................   (1,478,674)    (1,310,801)
  Principal payments on long-term debt......................   (3,600,000)    (1,600,000)
  Proceeds from borrowings of long term debt................    3,833,333      2,733,333
  Exercise of stock options.................................       18,413         50,767
                                                              -----------    -----------
          NET CASH PROVIDED (USED) IN FINANCING
             ACTIVITIES.....................................   (1,226,928)      (126,701)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............   (1,304,357)     3,025,364
  Cash and cash equivalents at beginning of period..........    1,361,693        168,245
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $    57,336    $ 3,193,609
                                                              ===========    ===========

                       FRIEDMAN INDUSTRIES, INCORPORATED

                     NOTES TO QUARTERLY REPORT -- UNAUDITED
                      THREE MONTHS ENDED DECEMBER 31, 1998

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS ENDED DECEMBER 31,
                                      1997

     During the nine month period ended December 31, 1998, sales, costs of goods sold and gross profit declined $11,522,525, $10,544,480 and $978,045, respectively, from the comparable amounts recorded during the nine month period ended December 31, 1997. During the 1998 period, increases in sales, costs of goods sold and gross profit attributable to coil operations were more than offset by substantial declines in the comparable financial categories associated with tubular operations. Tubular operations were adversely affected by a significant downturn of the energy sector of the U.S. economy which had the effect of reducing demand for tubular products and generating intense competition for available sales.

     Interest and other income during the 1998 period increased $78,100 from the amount recorded during the 1997 period. This increase was primarily associated with other income related to an increase in the cash surrender value of officers' life insurance.

     Federal income tax declined $249,392 from the comparable amount recorded in the 1997 period. This decline was related to the decrease in income before taxes as the effective tax rates were the same for both periods.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31,
                                      1997

     During the quarter ended December 31, 1998, sales, costs of goods sold and gross profit declined $7,362,181, $6,726,243 and $635,938, respectively, from comparable amounts recorded during the quarter ended December 31, 1997. The declines in sales and costs of goods sold were primarily related to a decline in tubular operations. An increase in gross profit attributable to coil operations was more than offset by a substantial decrease in gross profit associated with tubular operations. Tubular operations were adversely affected by a significant downturn in the energy sector of the U.S. economy which had the effect of reducing demand for tubular products and generating intense competition for available sales.

     General, selling and administrative costs declined $116,004 from the comparable amount recorded during the 1997 quarter. This decline was primarily related to a decline in incentive bonuses based on net earnings.

     Interest and other income increased $19,044 from the amount recorded during the 1997 quarter. This increase was primarily associated with other income related to an increase in the cash value of officers' life insurance.

     Federal income taxes declined $168,685 from the comparable amount recorded in the 1997 quarter. This decline was related to the decrease in income before taxes during the 1998 quarter as the effective tax rates were the same for both quarters.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company remained in a strong, liquid position at December 31, 1998. Current ratios were 5.0 and 2.9 at December 31, 1998 and March 31, 1998, respectively. Working capital was $26,013,427 at December 31, 1998 and $25,910,370 at March 31, 1998.

     The Company has a credit arrangement with a bank that provides for a revolving line of credit facility (the "revolving facility") and a term credit facility (the "term facility"). Pursuant to the revolving facility which expires April 1, 2000, the Company may borrow up to $8 million at an interest rate no greater than the bank's prime rate. At December 31, 1998, the Company had borrowings outstanding under the revolving facility of $4 million. The term facility includes borrowings of $1.2 million from a previous term note and prior to December 31, 1998, also provided for additional advances up to $3.5 million, all of which converted to a term loan on December 31, 1998. The amount outstanding under the term facility bears interest at a stated rate of LIBOR plus 1.25% and requires quarterly principal payments of $200,000 plus accrued interest through March 1, 2003. In July 1997, the Company entered into a swap transaction with the bank pursuant to which it exchanged the term facility's LIBOR-based interest rate obligation for a fixed interest rate obligation of 8% to remain in effect for the entire term of the term facility. As of December 31, 1998, the principal amount of indebtedness outstanding under the term facility was $3.4 million.

EFFECT OF YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programming being written using two digits rather than four to define the applicable year. Any of the Company's systems, as well as those of suppliers, third party payors and customers, having date sensitive logic may interpret a date using "00" as the year 1900 rather than 2000. This may cause inaccurate processing or possible system failure and may potentially disrupt operations. This disruption may result in, among other things, a temporary inability to process transactions, send bills for services or engage in similar normal business activities.

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

                                            FRIEDMAN INDUSTRIES, INCORPORATED

Date February 12, 1999                      By        /s/  BEN HARPER

                                            ------------------------------------
                                                  Ben Harper, Senior Vice
                                                     President-Finance
                                                 (Chief Accounting Officer)

Date February 12, 1999                      By      /s/  HAROLD FRIEDMAN

                                            ------------------------------------
                                                Harold Friedman, Vice Chairman

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         27.1            -- Financial Data Schedule.