Form 10-Q
period 1999-09-30
FRIEDMAN INDUSTRIES INC
filed 1999-11-15
CIK 39092

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                               Yes  X     No
                                  -----     -----

     At September 30, 1999, the number of shares outstanding of the issuer's only class of stock was 7,188,213 shares of Common Stock.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

                       FRIEDMAN INDUSTRIES, INCORPORATED

ITEM 1. FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS -- UNAUDITED


                                                ASSETS

                                                              SEPTEMBER 30, 1999   MARCH 31, 1999
                                                              ------------------   --------------
CURRENT ASSETS
  Cash and cash equivalents.................................     $    711,215       $  3,798,935
  Accounts receivable, less allowance for doubtful accounts
     ($7,276 at September 30, 1999 and March 31, 1999,
     respectively)..........................................       10,172,113          8,709,728
  Inventories -- Note B.....................................       24,904,371         19,906,170
  Prepaid expenses and other current assets.................          274,199            119,207
                                                                 ------------       ------------
          Total Current Assets..............................       36,061,898         32,534,040
PROPERTY, PLANT AND EQUIPMENT
  Land......................................................          221,543            221,543
  Buildings and improvements................................        3,346,912          3,317,088
  Machinery and equipment...................................       15,999,367         15,879,803
  Less allowance for depreciation...........................      (11,646,488)       (11,127,089)
                                                                 ------------       ------------
                                                                    7,921,334          8,291,345
OTHER ASSETS
  Cash value of officers' life insurance....................          586,414            197,992
                                                                 ------------       ------------
                                                                 $ 44,569,646       $ 41,023,377
                                                                 ============       ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable and accrued expenses...............     $ 10,196,813       $  4,839,560
  Current portion of long-term debt.........................          800,000            800,000
  Dividends payable.........................................          359,403            410,563
  Contribution to profit-sharing plan.......................          126,000            252,000
  Income taxes payable......................................           62,548             68,522
  Employee compensation and related expenses................          447,710            387,393
                                                                 ------------       ------------
          Total Current Liabilities.........................       11,992,474          6,758,038
LONG-TERM DEBT, less current portion........................        4,000,000          6,400,000
PROVISION FOR NONPENSION RETIREMENT BENEFITS................          113,000            113,000
DEFERRED INCOME TAXES.......................................          361,560            329,560
STOCKHOLDERS' EQUITY
Common stock:
  Par value $1 per share:
     Authorized 10,000,000 shares; Issued and outstanding
       shares -- 7,188,213 at September 30, 1999 and
       6,828,387 at March 31, 1999..........................        7,188,213          6,828,387
  Additional paid-in capital................................       26,878,477         25,725,195
  Retained earnings.........................................       (5,964,078)        (5,130,803)
                                                                 ------------       ------------
          Total Stockholders' Equity........................       28,102,612         27,422,779
                                                                 ------------       ------------
                                                                 $ 44,569,646       $ 41,023,377
                                                                 ============       ============

                       FRIEDMAN INDUSTRIES, INCORPORATED

                CONSOLIDATED STATEMENTS OF EARNINGS -- UNAUDITED

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------   -------------------------
                                              1999          1998          1999          1998
                                           -----------   -----------   -----------   -----------
Net sales................................  $29,397,118   $32,178,289   $56,061,380   $71,101,458
Costs and expenses
  Costs of goods sold....................   27,117,844    29,311,077    51,628,785    65,312,853
  General, selling and administrative
     costs...............................    1,095,197     1,223,360     2,246,167     2,531,594
  Interest...............................       97,345       152,991       235,056       255,713
                                           -----------   -----------   -----------   -----------
                                            28,310,386    30,687,428    54,110,008    68,100,160
Interest and other income................      (33,433)      (47,145)      (78,113)      (86,326)
                                           -----------   -----------   -----------   -----------
Earnings before federal income taxes.....    1,120,165     1,538,006     2,029,485     3,087,624
Provision (benefit) for federal income
  taxes:
  Current................................      364,857       537,922       658,026     1,079,792
  Deferred...............................       16,000       (15,000)       32,000       (30,000)
                                           -----------   -----------   -----------   -----------
                                               380,857       522,922       690,026     1,049,792
                                           -----------   -----------   -----------   -----------
Net earnings.............................  $   739,308   $ 1,015,084   $ 1,339,459   $ 2,037,832
                                           ===========   ===========   ===========   ===========
Average number of common shares
  outstanding:
  Basic..................................    7,188,213     7,159,949     7,188,213     7,159,949
  Diluted................................    7,188,213     7,225,536     7,188,213     7,225,536
Net earnings per share:
  Basic..................................  $      0.10   $      0.14   $      0.19   $      0.28
  Diluted................................  $      0.10   $      0.14   $      0.19   $      0.28

Cash dividends declared per common
  share..................................  $      0.05   $      0.07   $       .10   $     0.145

                       FRIEDMAN INDUSTRIES, INCORPORATED

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED

                                                                   SIX MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
OPERATING ACTIVITIES
  Net earnings..............................................  $ 1,339,459    $ 2,037,832
  Adjustments to reconcile net earnings to cash provided by
     operating activities:
     Depreciation...........................................      519,400        344,952
     Provision for deferred taxes...........................       32,000        (30,000)
  Decrease (increase) in operating assets:
     Accounts receivable....................................   (1,462,385)     3,180,980
     Inventories............................................   (4,998,201)      (563,942)
     Other..................................................     (154,992)       (74,384)
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses..................    5,357,253     (6,605,809)
     Contribution to profit-sharing plan....................     (126,000)      (139,600)
     Employee compensation and related expenses.............       60,317       (124,617)
     Federal income taxes payable...........................       (5,974)      (290,208)
                                                              -----------    -----------
          NET CASH PROVIDED (USED) BY OPERATING
             ACTIVITIES.....................................      560,877     (2,264,796)
INVESTING ACTIVITIES
  Purchase of property, plant and equipment.................     (149,388)    (1,372,016)
  (Increase) decrease in cash value of officers' life
     insurance..............................................     (388,422)       (81,828)
                                                              -----------    -----------
          NET CASH PROVIDED (USED) IN INVESTING
             ACTIVITIES.....................................     (537,810)    (1,453,844)
FINANCING ACTIVITIES
  Cash dividends paid.......................................     (771,225)    (1,001,354)
  Principal payments on long-term debt......................   (2,400,000)      (400,000)
  Proceeds from borrowings of long term debt................                   3,833,333
  Exercise of stock options.................................       60,438          5,262
                                                              -----------    -----------
          NET CASH PROVIDED (USED) IN FINANCING
             ACTIVITIES.....................................   (3,110,787)     2,437,241
                                                              -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............   (3,087,720)    (1,281,399)
  Cash and cash equivalents at beginning of period..........    3,798,935      1,361,693
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   711,215    $    80,294
                                                              ===========    ===========

                       FRIEDMAN INDUSTRIES, INCORPORATED

                     NOTES TO QUARTERLY REPORT -- UNAUDITED
                      SIX MONTHS ENDED SEPTEMBER 30, 1999

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

NOTE C -- CASH VALUE OF OFFICERS' LIFE INSURANCE

     During the six months ended September 30, 1999, the Company repaid borrowings against the cash surrender value of officers' life insurance ("CSV"). A total of $364,619 was repaid which had the effect of increasing CSV by such amount.

NOTE D -- SEGMENT INFORMATION

                                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                        ------------------   ------------------
                                                         1999       1998      1999       1998
                                                        -------    -------   -------    -------
                                                          (IN THOUSANDS)       (IN THOUSANDS)
Net sales
  Coil processing.....................................  $19,927    $21,694   $38,728    $46,946
  Tubular.............................................    9,470     10,484    17,333     24,155
                                                        -------    -------   -------    -------
          Total net sales.............................  $29,397    $32,178   $56,061    $71,101
                                                        =======    =======   =======    =======
Operating profit
  Coil processing.....................................  $ 1,007    $ 1,428   $ 2,112    $ 2,569
  Tubular.............................................      707        827     1,248      1,994
                                                        -------    -------   -------    -------
          Total operating profit......................    1,714      2,255     3,360      4,563
  Corporate expenses..................................      530        611     1,174      1,305
  Interest expense....................................       97        153       235        256
  Interest & other income.............................      (33)       (47)      (78)       (86)
                                                        -------    -------   -------    -------
          Total earnings before taxes.................  $ 1,120    $ 1,538   $ 2,029    $ 3,088
                                                        =======    =======   =======    =======

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
Segment assets
  Coil processing...........................................  $28,159    $28,256
  Tubular...................................................   15,013     14,775
                                                              -------    -------
                                                               43,172     43,031
  Corporate assets..........................................    1,398        293
                                                              -------    -------
          Total assets......................................  $44,570    $43,324
                                                              =======    =======

                       FRIEDMAN INDUSTRIES, INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30,
                                      1998

     During the six months ended September 30, 1999, sales, costs of goods sold and gross profit declined $15,040,078, $13,684,068 and $1,356,010, respectively, from the comparable amounts recorded during the six months ended September 30, 1998. The Company recorded decreased sales in both coil and tubular product lines. These decreases were primarily related to decreased volume and to the decline in the average selling price per ton. A decline of approximately 8% in tons shipped during the 1999 period reflected softer market conditions for the Company's products. A decline of approximately 14% in the average selling price per ton was primarily associated with reduced costs of coil and tubular products. The decreases in costs of goods sold and gross profit were primarily related to reduced sales as described above. Gross profit as a percentage of sales was approximately the same, period to period.

     General, selling and administrative costs during the 1999 period declined $285,427 from the amount recorded during the 1998 period. This decrease was primarily related to variable expenses, principally remuneration, associated with reduced earnings or volume.

     Federal income taxes declined $359,766 from the amount recorded during the 1998 period. This decrease was attributable to the decline in earnings before taxes. Effective tax rates were the same for both periods.

 THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER
                                    30, 1998

     During the quarter ended September 30, 1999, sales, costs of goods sold and gross profit declined $2,781,171, $2,193,233 and $587,938, respectively, from the comparable amounts recorded during the quarter ended September 30, 1998. Sales declined primarily as a result of a decrease in the average selling price per ton. The average selling price per ton decreased approximately 13% from the comparable amount recorded in the 1998 quarter and was principally associated with reduced costs of products. The decrease in costs of goods sold was primarily related to the sales decline experienced during the quarter. Gross profit declined due to the decline in sales and to a reduction in margins earned on sales. Gross profit as a percentage of sales declined from 8.9% in the 1998 quarter to 7.8% in the 1999 quarter. This decline was primarily related to the Company's coil operations, which incurred increased costs on steel coils, and, due to market conditions, these increased costs could not be immediately passed along to customers.

     General, selling and administrative costs decreased $128,163 from the amount recorded in the 1998 quarter. This decrease was primarily related to variable expenses, principally remuneration, associated with reduced earnings or volume.

     Interest expense declined $55,646 from the amount recorded in the 1998 quarter. This reduction in interest was primarily related to the payment of long-term debt during the quarter ended June 30, 1999.

     Federal income taxes declined $142,065 from the amount recorded during the 1998 quarter. This decrease was attributable to the decline in earnings before taxes. Effective tax rates were the same for both quarters.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company remained in a strong, liquid position at September 30, 1999. Current ratios were 3.0 and 4.8 at September 30, 1999 and March 31, 1999, respectively. Working capital was $24,069,424 at September 30, 1999 and $25,776,002 at March 31, 1999.

     The Company has a credit arrangement with a bank which provides for a revolving line of credit facility (the "revolving facility") and a term credit facility (the "term facility"). Pursuant to the revolving facility which expires April 1, 2002, the Company may borrow up to $8 million at an interest rate no greater than the bank's prime rate. At September 30, 1999, the Company had borrowings outstanding under the revolving facility of $2 million. The amount outstanding under the term facility bears interest at a stated rate of LIBOR plus 1.25% and requires quarterly principal payments of $200,000 plus accrued interest through March 1, 2003. In July 1997, the Company entered into a swap transaction with the bank pursuant to which it exchanged the term facility's LIBOR-based interest rate obligation for a fixed interest rate obligation of 8% to remain in effect for the entire term of the term facility. As of September 30, 1999, the principal amount of indebtedness outstanding under the term facility was $2.8 million.

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

     In 1998, the Company completed an assessment of the readiness of its internal computer systems and related applications to accommodate date-sensitive information relating to the year 2000 and developed a plan to resolve all major issues by the end of 1999. Pursuant to the plan, the Company believes it has identified, addressed and will resolve all such issues by year end 1999. As a result, the Year 2000 issue is not expected to pose significant operational or financial problems for the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                       FRIEDMAN INDUSTRIES, INCORPORATED
                      SIX MONTHS ENDED SEPTEMBER 30, 1999

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable

ITEM 2. CHANGES IN SECURITIES

     a). Not applicable

     b). Not applicable

     c). Not applicable

     d). Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     a). Not applicable

     b). Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on August 27, 1999, the Company's shareholders elected eight directors to the Company's Board of Directors. The number of shares voted for and withheld with respect to the election of each director was as follows:

                         NAME                          SHARES VOTED FOR   SHARES WITHHELD
                         ----                          ----------------   ---------------
Jack Friedman.........................................    6,214,138           61,457
Harold Friedman.......................................    6,214,169           61,426
William E. Crow.......................................    6,214,169           61,426
Charles W. Hall.......................................    6,214,138           61,457
Alan M. Rauch.........................................    6,214,169           61,426
Hershel M. Rich.......................................    6,213,594           62,001
Henry Spira...........................................    6,213,170           62,425
Kirk K. Weaver........................................    6,214,169           61,426

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

                                            FRIEDMAN INDUSTRIES, INCORPORATED

Date November 12, 1999                      By        /s/  BEN HARPER
                                            ------------------------------------
                                                  Ben Harper, Senior Vice
                                                     President-Finance
                                                 (Chief Accounting Officer)

Date November 12, 1999                      By      /s/  HAROLD FRIEDMAN
                                            ------------------------------------
                                                Harold Friedman, Vice Chairman
                                            of the Board

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTIONS
        -------                                  ------------
          27.1           -- Financial Data Schedule