Form 10-K
period 2000-03-31
FRIEDMAN INDUSTRIES INC
filed 2000-06-29
CIK 39092

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2000

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

                                ____

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 19, 2000 (computed by reference to the closing price on the American Stock Exchange on such date), was approximately $16,500,000.

     The number of shares of the registrant's Common Stock outstanding at June 19, 2000 was 7,547,292 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 2000 -- Part II.

     Proxy Statement for the 2000 Annual Meeting of Shareholders -- Part III.

                                     PART I

ITEM 1. BUSINESS

     Friedman Industries, Incorporated (the "Company"), a Texas corporation incorporated in 1965, is in the steel processing and distribution business. The Company has two product groups: coil processing and tubular products.

     Significant financial information relating to the Company's product and service groups for the last three years is contained in Note 6 of the Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2000, which is incorporated herein by reference.

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

     At the Lone Star facility, the Company maintains three cut-to-length lines and a coil-to-coil 2-Hi temper pass mill. This equipment is capable of processing steel up to 84 inches wide and up to one-half inch thick. At the Houston facility, the Company has a cut-to-length line and a rolling mill that are capable of processing steel up to 90 inches wide and up to one-half inch thick. The Hickman facility operates a cut-to-length line which has 84 inch wide and one-half inch thick capability. The Company also operates a 2-Hi temper pass mill at the Hickman facility that is capable of processing steel up to 74 inches wide and one-half inch thick in a coil-to-coil mode or directly from coil to cut-to-length processing.

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

  Marketing

     The following table sets forth the approximate percentage of total sales contributed by each group of steel products during each of the Company's last three fiscal years:

                       PRODUCT GROUPS                         2000    1999    1998
                       --------------                         ----    ----    ----
Coil Processing.............................................   65%     69%     59%
Tubular Products............................................   35%     31%     41%

     Coil Processing. The Company's coil processing products and services are sold to approximately 350 customers located primarily in the midwestern, southwestern and southeastern sections of the United States. The Company's principal customers for these products and services are steel distributors and customers fabricating steel products such as storage tanks, steel buildings, farm machinery and equipment, construction equipment, transportation equipment, conveyors and other similar products. During each of the fiscal years ended March 31, 2000, 1999 and 1998, six, six and nine customers, respectively, accounted for approximately 25% of the Company's sales of coil processing products. No coil processing customer accounted for as much as 10% of the Company's total sales during those years.

     The Company sells substantially all of its coil processing products through its own sales force. At March 31, 2000, the sales force was comprised of a manager and five professional sales personnel under the direction of the senior vice president of sales and marketing. Salesmen are paid on a salary and commission basis.

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

     Tubular Products. Tubular products are sold nationally to approximately 330 customers. The Company's principal customers of these products are steel and pipe distributors, piling contractors and LSS. Sales of pipe to LSS accounted for approximately 9% of the Company's total sales in fiscal 2000.

     The Company sells its tubular products through its own sales force comprised of a manager and four professional sales personnel under the direction of the senior vice president of sales and marketing. Salesmen are paid on a salary and commission basis.

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

  Employees

     At March 31, 2000, the Company had approximately 155 full-time employees.

  Executive Officers of the Company

     The following table sets forth the name, age, officer positions and family relationships, if any, of each executive officer of the Company and period during which each officer has served in such capacity:

                                    POSITION, OFFICES WITH THE COMPANY
        NAME          AGE            AND FAMILY RELATIONSHIPS, IF ANY
        ----          ---           ----------------------------------
  Jack Friedman...... 79    Chairman of the Board of Directors and Chief
                              Executive Officer since 1970, Director since
                              1965, brother of Harold Friedman
  Harold Friedman.... 70    Vice Chairman since 1995, formerly President and
                              Chief Operating Officer since 1975, Executive
                              Vice President from 1973 to 1975, Director since
                              1965, brother of Jack Friedman
  William E. Crow.... 53    President and Chief Operating Officer since 1995,
                              formerly Vice President since 1981 and formerly
                              President of Texas Tubular Products Division
                              since August 1990
  Benny Harper....... 54    Senior Vice President -- Finance since 1995
                            (formerly Vice President since 1990), Treasurer
                              since 1980 and Secretary since May 1992
  Thomas Thompson.... 49    Senior Vice President -- Sales and Marketing since
                              1995, formerly Vice President -- Sales since 1990
  Ronald Burgerson... 61    Vice President since 1974

  Dale Ray........... 54    Vice President since 1994

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

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded principally on the American Stock Exchange (Symbol: FRD).

     Reference is hereby made to the sections of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2000, entitled "Description of Business -- Range of High and Low Sales Prices of Common Stock" and "Description of Business -- Dividends Declared Per Share of Common Stock", which sections are hereby incorporated herein by reference.

     The approximate number of shareholders of record of Common Stock of the Company as of May 28, 2000 was 620.

ITEM 6. SELECTED FINANCIAL DATA

     Information with respect to Item 6 is hereby incorporated herein by reference from the section of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2000, entitled "Selected Financial Data".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2000, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not material

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and notes thereto of the Company included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2000, are hereby incorporated herein by reference:

        Consolidated Balance Sheets -- March 31, 2000 and 1999

        Consolidated Statements of Earnings -- Years ended March 31, 2000, 1999 and 1998

        Consolidated Statements of Stockholders' Equity -- Years ended March 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows -- Years ended March 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements -- March 31, 2000

        Report of Independent Auditors

     Information with respect to supplementary financial information relating to the Company appears in Note 7 -- Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements incorporated herein by reference above in this Item 8 from the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2000.

     The following supplementary schedule for the Company for the year ended March 31, 2000, is included elsewhere in this report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Item 10 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 2000 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 2000 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to Item 11 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 2000 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 2000 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to Item 12 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 2000 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 2000 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to Item 13 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 2000 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 2000 fiscal year.

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
            10.7         -- Lease Agreement between Judson Plaza, Inc. and the
                            Company dated March 16, 1996, regarding the lease of
                            office space (incorporated by reference to the Company's
                            Annual Report on Form 10-K for the year ended March 31,
                            1996).
           *10.8         -- Friedman Industries, Incorporated 1996 Stock Option Plan
                            (incorporated by reference to the Company's Annual Report
                            on Form 10-K for the year ended March 31, 1997).
            10.9         -- $8,000,000 Revolving Promissory Note dated April 1, 1997
                            (incorporated by reference to the Company's Annual Report
                            on Form 10-K for the year ended March 31, 1997).
            10.10        -- First Amendment to Amended and Restated Letter Agreement
                            between the Company and Texas Commerce Bank National
                            Association dated April 1, 1997 (incorporated by
                            reference to the Company's Annual Report on Form 10-K for
                            the year ended March 31, 1997).
            10.11        -- ISDA Master Agreement between the Company and Texas
                            Commerce Bank National Association ("TCB") dated July 21,
                            1997 (incorporated by reference to the Company's Report
                            on Form 10-Q for the three months ended June 30, 1997).
            10.12        -- Advancing Promissory Note of the Company to TCB dated
                            July 21, 1997 (incorporated by reference to the Company's
                            Report on Form 10-Q for the three months ended June 30,
                            1997).
            10.13        -- Second Amendment to Amended and Restated Letter Agreement
                            between the Company and TCB dated July 21, 1997
                            (incorporated by reference to the Company's Report on
                            Form 10-Q for the three months ended June 30, 1997).
           *10.14        -- First Amendment to the Friedman Industries, Incorporated
                            1989 Incentive Stock Option Plan (incorporated by
                            reference to the Company's Report on Form 10-Q for the
                            three months ended September 30, 1997).
           *10.15        -- Friedman Industries, Incorporated 1995 Non-Employee
                            Director Stock Plan and First Amendment thereto dated
                            effective August 22, 1997, (incorporated by reference to
                            the Company's Annual Report on Form 10K for the year
                            ended March 31, 1998).
            10.16        -- Third amendment to the Amended and Restated Letter
                            Agreement dated April 1, 1999 between the Company and
                            Chase Bank of Texas ("Chase") (incorporated by reference
                            to the Company's report on Form 10-Q for the three months
                            ended June 30, 1999).
            10.17        -- Revolving Promissory Note dated April 1, 1999 between the
                            Company and Chase (incorporated by reference to the
                            Company's report on Form 10-Q for the three months ended
                            June 30, 1999).
            13.1         -- The Company's Annual Report to Shareholders for the
                            fiscal year ended March 31, 2000.
            21.1         -- List of Subsidiaries.
            23.1         -- Consent of Independent Auditors.
            27.1         -- Financial Data Schedule.

---------------

* Management contract or compensation plan.

     Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Benny Harper, Senior Vice President -- Finance, Friedman Industries, Incorporated, P. O. Box 21147, Houston, Texas 77226.

     (b) Reports on Form 8-K filed in the fourth quarter of fiscal 2000:

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, and State of Texas, this 28th day of June, 2000.

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

                      SIGNATURE                                     TITLE                   DATE
                      ---------                                     -----                   ----

                  /s/ JACK FRIEDMAN                    Chairman of the Board, Chief     June 28, 2000
-----------------------------------------------------    Executive Officer and
                    Jack Friedman                        Director (Principal Executive
                                                         Officer)

                 /s/ HAROLD FRIEDMAN                   Vice Chairman of the Board and   June 28, 2000
-----------------------------------------------------    Director
                   Harold Friedman

                 /s/ WILLIAM E. CROW                   President, Chief Operating       June 28, 2000
-----------------------------------------------------    Officer and Director
                   William E. Crow

                 /s/ BENNY B. HARPER                   Senior Vice                      June 28, 2000
-----------------------------------------------------    President -- Finance and
                   Benny B. Harper                       Treasurer (Principal
                                                         Financial and Accounting
                                                         Officer)

                   /s/ HENRY SPIRA                     Director                         June 28, 2000
-----------------------------------------------------
                     Henry Spira

                 /s/ CHARLES W. HALL                   Director                         June 28, 2000
-----------------------------------------------------
                   Charles W. Hall

                 /s/ KIRK K. WEAVER                    Director                         June 28, 2000
-----------------------------------------------------
                   Kirk K. Weaver

                  /s/ ALAN M. RAUCH                    Director                         June 28, 2000
-----------------------------------------------------
                    Alan M. Rauch

                 /s/ HERSHEL M. RICH                   Director                         June 28, 2000
-----------------------------------------------------
                   Hershel M. Rich

                       FRIEDMAN INDUSTRIES, INCORPORATED
                                 HOUSTON, TEXAS

                           ANNUAL REPORT ON FORM 10-K
                           YEAR ENDED MARCH 31, 2000

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

        Consolidated Balance Sheets -- March 31, 2000 and 1999

        Consolidated Statements of Earnings -- Years ended March 31, 2000, 1999 and 1998

        Consolidated Statements of Stockholders' Equity -- Years end March 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows -- Years ended March 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements -- March 31, 2000

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

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                       FRIEDMAN INDUSTRIES, INCORPORATED

          COLUMN A             COLUMN B               COLUMN C                 COLUMN D        COLUMN E
          --------            ----------   -------------------------------   -------------   -------------
                                                      ADDITIONS
                                           -------------------------------
                              BALANCE AT   CHARGED TO       CHARGED TO
                              BEGINNING     COSTS AND    OTHER ACCOUNTS --   DEDUCTIONS --    BALANCE AT
        DESCRIPTION           OF PERIOD    EXPENSES(1)       DESCRIBE         DESCRIBE(A)    END OF PERIOD
        -----------           ----------   -----------   -----------------   -------------   -------------
Year ended March 31, 2000
  Allowance for doubtful
     accounts receivable
     (deducted from related
     asset account).........    $7,276                                                          $7,276
                                ======      ========          ======           ========         ======
Year ended March 31, 1999
  Allowance for doubtful
     accounts receivable
     (deducted from related
     asset account).........    $7,276      $ 15,365                           $ 15,365         $7,276
                                ======      ========          ======           ========         ======
Year ended March 31, 1998
  Allowance for doubtful
     accounts receivable
     (deducted from related
     asset account).........    $7,276      $200,000                           $200,000         $7,276
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
         10.7            -- Lease Agreement between Judson Plaza, Inc. and the
                            Company dated March 16, 1996, regarding the lease of
                            office space (incorporated by reference to the Company's
                            Annual Report on Form 10-K for the year ended March 31,
                            1996).
        *10.8            -- Friedman Industries, Incorporated 1996 Stock Option Plan
                            (incorporated by reference to the Company's Annual Report
                            on Form 10-K for the year ended March 31, 1997).
         10.9            -- $8,000,000 Revolving Promissory Note dated April 1, 1997
                            (incorporated by reference to the Company's Annual Report
                            on Form 10-K for the year ended March 31, 1997).
         10.10           -- First Amendment to Amended and Restated Letter Agreement
                            between the Company and Texas Commerce Bank National
                            Association dated April 1, 1997 (incorporated by
                            reference to the Company's Annual Report on Form 10-K for
                            the year ended March 31, 1997).
         10.11           -- ISDA Master Agreement between the Company and Texas
                            Commerce Bank National Association ("TCB") dated July 21,
                            1997 (incorporated by reference to the Company's Report
                            on Form 10-Q for the three months ended June 30, 1997).
         10.12           -- Advancing Promissory Note of the Company to TCB dated
                            July 21, 1997 (incorporated by reference to the Company's
                            Report on Form 10-Q for the three months ended June 30,
                            1997).
         10.13           -- Second Amendment to Amended and Restated Letter Agreement
                            between the Company and TCB dated July 21, 1997
                            (incorporated by reference to the Company's Report on
                            Form 10-Q for the three months ended June 30, 1997).
        *10.14           -- First Amendment to the Friedman Industries, Incorporated
                            1989 Incentive Stock Option Plan (incorporated by
                            reference to the Company's Report on Form 10-Q for the
                            three months ended September 30, 1997).
        *10.15           -- Friedman Industries, Incorporated 1995 Non-Employee
                            Director Stock Plan and First Amendment thereto dated
                            effective August 22, 1997, (incorporated by reference to
                            the Company's Annual Report on Form 10K for the year
                            ended March 31, 1998).
         10.16           -- Third amendment to the Amended and Restated Letter
                            Agreement dated April 1, 1999 between the Company and
                            Chase Bank of Texas ("Chase") (incorporated by reference
                            to the Company's report on Form 10-Q for the three months
                            ended June 30, 1999).
         10.17           -- Revolving Promissory Note dated April 1, 1999 between the
                            Company and Chase (incorporated by reference to the
                            Company's report on Form 10-Q for the three months ended
                            June 30, 1999).
         13.1            -- The Company's Annual Report to Shareholders for the
                            fiscal year ended March 31, 2000.
         21.1            -- List of Subsidiaries.
         23.1            -- Consent of Independent Auditors.
         27.1            -- Financial Data Schedule.

---------------

* Management contract or compensation plan.