Form 10-Q
period 2000-09-30
FRIEDMAN INDUSTRIES INC
filed 2000-11-13
CIK 39092

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 2000

                                       or

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

                               Yes  X     No

     At September 30, 2000, the number of shares outstanding of the issuer's only class of stock was 7,548,921 shares of Common Stock.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

                       FRIEDMAN INDUSTRIES, INCORPORATED

ITEM 1. FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS -- UNAUDITED

                                     ASSETS

                                                              SEPTEMBER 30, 2000   MARCH 31, 2000
                                                              ------------------   --------------
CURRENT ASSETS
  Cash and cash equivalents.................................     $     16,137       $    443,818
  Accounts receivable, less allowance for doubtful accounts
     ($7,276 at September 30, 2000 and March 31, 2000,
     respectively)..........................................       10,517,773         13,533,550
  Inventories...............................................       29,119,743         22,910,509
  Prepaid expenses and other current assets.................          316,037             57,501
                                                                 ------------       ------------
          Total Current Assets..............................       39,969,690         36,945,378
PROPERTY, PLANT AND EQUIPMENT
  Land......................................................          221,543            221,543
  Buildings and improvements................................        3,346,912          3,346,912
  Machinery and equipment...................................       16,279,008         16,075,816
  Less allowance for depreciation...........................      (12,674,887)       (12,170,191)
                                                                 ------------       ------------
                                                                    7,172,576          7,474,080
OTHER ASSETS
  Cash value of officers' life insurance....................          883,197            687,332
                                                                 ------------       ------------
                                                                 $ 48,025,463       $ 45,106,790
                                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable and accrued expenses...............     $  8,939,843       $  6,447,538
  Current portion of long-term debt.........................          800,000            800,000
  Dividends payable.........................................          302,746            287,522
  Contribution to profit-sharing plan.......................          138,000            274,000
  Income taxes payable......................................          134,400            256,906
  Employee compensation and related expenses................          346,917            311,313
                                                                 ------------       ------------
          Total Current Liabilities.........................       10,661,906          8,377,279
LONG-TERM DEBT, less current portion........................        7,200,000          7,600,000
PROVISION FOR NONPENSION RETIREMENT BENEFITS................          113,000            113,000
DEFERRED INCOME TAXES.......................................          420,560            393,560
STOCKHOLDERS' EQUITY
Common stock:
  Par value $1 per share:
     Authorized 10,000,000 shares; Issued and outstanding
       shares -- 7,548,921 at September 30, 2000 and
       7,188,213 at March 31, 2000..........................        7,548,921          7,188,213
  Additional paid-in capital................................       27,686,582         26,878,477
  Retained earnings.........................................       (5,605,506)        (5,443,739)
                                                                 ------------       ------------
          Total Stockholders' Equity........................       29,629,997         28,622,951
                                                                 ------------       ------------
                                                                 $ 48,025,463       $ 45,106,790
                                                                 ============       ============

                       FRIEDMAN INDUSTRIES, INCORPORATED

                CONSOLIDATED STATEMENTS OF EARNINGS -- UNAUDITED

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------   -------------------------
                                              2000          1999          2000          1999
                                           -----------   -----------   -----------   -----------
Net sales................................  $31,064,827   $29,397,118   $63,339,757   $56,061,380
Costs and expenses
  Costs of goods sold....................   28,585,878    27,117,844    58,267,509    51,628,785
  General, selling and administrative
     costs...............................    1,131,146     1,095,197     2,398,957     2,246,167
  Interest...............................      158,687        97,345       323,556       235,056
                                           -----------   -----------   -----------   -----------
                                            29,875,711    28,310,386    60,990,022    54,110,008
Interest and other income................      (30,094)      (33,433)      (89,956)      (78,113)
                                           -----------   -----------   -----------   -----------
Earnings before federal income taxes.....    1,219,210     1,120,165     2,439,691     2,029,485
Provision (benefit) for federal income
  taxes:
  Current................................      401,031       364,857       802,494       658,026
  Deferred...............................       13,500        16,000        27,000        32,000
                                           -----------   -----------   -----------   -----------
                                               414,531       380,857       829,494       690,026
                                           -----------   -----------   -----------   -----------
Net earnings.............................  $   804,679   $   739,308   $ 1,610,197   $ 1,339,459
                                           ===========   ===========   ===========   ===========
Average number of common shares
  outstanding:
  Basic..................................    7,548,921     7,547,624     7,548,921     7,547,624
  Diluted................................    7,548,921     7,547,624     7,548,921     7,547,624
Net earnings per share:
  Basic..................................  $      0.11   $      0.10   $      0.21   $      0.18
  Diluted................................  $      0.11   $      0.10   $      0.21   $      0.18

Cash dividends declared per common
  share..................................  $      0.04   $      0.05   $      0.08   $      0.10

                       FRIEDMAN INDUSTRIES, INCORPORATED

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED

                                                                   SIX MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
OPERATING ACTIVITIES
  Net earnings..............................................  $ 1,610,197    $ 1,339,459
  Adjustments to reconcile net earnings to cash provided by
     operating activities:
     Depreciation...........................................      520,875        519,400
     Provision for deferred taxes...........................       27,000         32,000
  Decrease (increase) in operating assets:
     Accounts receivable....................................    3,015,777     (1,462,385)
     Inventories............................................   (6,209,234)    (4,998,201)
     Other..................................................     (258,536)      (154,992)
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses..................    2,492,305      5,357,253
     Contribution to profit-sharing plan....................     (136,000)      (126,000)
     Employee compensation and related expenses.............       35,604         60,317
     Federal income taxes payable...........................     (122,506)        (5,974)
                                                              -----------    -----------
          NET CASH PROVIDED (USED) BY OPERATING
             ACTIVITIES.....................................      975,482        560,877
INVESTING ACTIVITIES
  Purchase of property, plant and equipment.................     (219,371)      (149,388)
  (Increase) decrease in cash value of officers' life
     insurance..............................................     (195,865)      (388,422)
                                                              -----------    -----------
          NET CASH PROVIDED (USED) IN INVESTING
             ACTIVITIES.....................................     (415,236)      (537,810)
FINANCING ACTIVITIES
  Cash dividends paid.......................................     (590,550)      (771,225)
  Principal payments on long-term debt......................     (400,000)    (2,400,000)
  Exercise of stock options.................................        2,623         60,438
                                                              -----------    -----------
          NET CASH PROVIDED (USED) IN FINANCING
             ACTIVITIES.....................................     (987,927)    (3,110,787)
                                                              -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     (427,681)    (3,087,720)
  Cash and cash equivalents at beginning of period..........      443,818      3,798,935
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $    16,137    $   711,215
                                                              ===========    ===========

                       FRIEDMAN INDUSTRIES, INCORPORATED

                     NOTES TO QUARTERLY REPORT -- UNAUDITED
                      SIX MONTHS ENDED SEPTEMBER 30, 2000

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

NOTE C -- CASH VALUE OF OFFICERS' LIFE INSURANCE

     During the six months ended September 30, 2000, the Company repaid $172,038 in borrowings against the cash surrender value of officers' life insurance ("CSV"), which had the effect of increasing CSV by such amount.

NOTE D -- SEGMENT INFORMATION

                                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                        ------------------   ------------------
                                                         2000       1999      2000       1999
                                                        -------    -------   -------    -------
                                                          (IN THOUSANDS)       (IN THOUSANDS)
Net sales
  Coil processing.....................................  $17,356    $19,927   $37,267    $38,728
  Tubular.............................................   13,709      9,470    26,073     17,333
                                                        -------    -------   -------    -------
          Total net sales.............................  $31,065    $29,397   $63,340    $56,061
                                                        =======    =======   =======    =======
Operating profit
  Coil processing.....................................  $   478    $ 1,007   $   795    $ 2,112
  Tubular.............................................    1,392        707     3,109      1,248
                                                        -------    -------   -------    -------
          Total operating profit......................    1,870      1,714     3,904      3,360
  Corporate expenses..................................      522        530     1,230      1,174
  Interest expense....................................      159         97       324        235
  Interest & other income.............................      (30)       (33)      (90)       (78)
                                                        -------    -------   -------    -------
          Total earnings before taxes.................  $ 1,219    $ 1,120   $ 2,440    $ 2,029
                                                        =======    =======   =======    =======

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Segment assets
  Coil processing...........................................  $26,182    $28,159
  Tubular...................................................   20,628     15,013
                                                              -------    -------
                                                               46,810     43,172
  Corporate assets..........................................    1,215      1,398
                                                              -------    -------
          Total assets......................................  $48,025    $44,570
                                                              =======    =======

                       FRIEDMAN INDUSTRIES, INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30,
                                      1999

     During the six months ended September 30, 2000, sales, costs of goods sold and gross profit increased $7,278,377, $6,638,724 and $639,653, respectively, from the comparable amounts recorded during the six months ended September 30, 1999. The increases in sales and costs of goods sold were primarily related to the Company's tubular operations which generated an approximate 39% increase in tons sold during the 2000 period. Tubular operations benefited from improved market conditions for pipe and tubular products when compared to market conditions during the 1999 period. Gross profit earned on tubular sales increased $1,926,084 and gross profit earned on coil products declined $1,286,431. Coil operations were adversely affected by soft market conditions during the 2000 period that produced intense competition for available sales and decreased gross profit earned on coil product sales. Consolidated gross profit as a percentage of sales was approximately 8% in each period.

     Interest expense increased $88,500 from the amount recorded during the 1999 period. This increase was primarily related to an increase in debt associated with working capital requirements.

     Interest and other income increased $11,843 from the 1999 period amount. The Company benefited from higher interest rates paid on its invested cash positions during the 2000 period.

     Federal income taxes increased $139,468 from the comparable amount recorded during the 1999 period. This increase was primarily related to the increase in earnings before taxes as the effective tax rate was the same for both periods.

 THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER
                                    30, 1999

     During the quarter ended September 30, 2000, sales, costs of goods sold and gross profit increased $1,667,709, $1,468,034 and $199,675, respectively, from the comparable amounts recorded during the quarter ended September 30, 1999. During the 2000 quarter, the Company's tubular segment reflected substantial increases in operational results that were partially offset by a decline in the results from the coil segment. The Company benefited from stronger market conditions for pipe and tubular products during the 2000 quarter and recorded an approximate 32% increase in tons sold. Conversely, coil operations were adversely affected by soft market conditions and recorded an approximate 20% decrease in tons sold. Consolidated gross profit as a percentage of sales was approximately 8% and 7.8% in the 2000 quarter and 1999 quarter, respectively.

     Interest expense increased $61,342 from the amount recorded during the 1999 quarter. This increase was primarily related to an increase in debt associated with working capital requirements.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company remained in a strong, liquid position at September 30, 2000. Current ratios were 3.7 and 4.4 at September 30, 2000 and March 31, 2000, respectively. Working capital was $29,307,784 at September 30, 2000 and $28,568,099 at March 31, 2000.

     The Company has a credit arrangement with a bank which provides for a revolving line of credit facility (the "revolving facility") and a term credit facility (the "term facility"). Pursuant to the revolving facility which expires April 1, 2002, the Company may borrow up to $8 million at an interest rate no greater than the bank's prime rate. At September 30, 2000, the Company had borrowings outstanding under the revolving facility of $6 million. The amount outstanding under the term facility bears interest at a stated rate of LIBOR plus 1.25% and requires quarterly principal payments of $200,000 plus accrued interest through March 1, 2003. In July 1997, the Company entered into a swap transaction with the bank pursuant to which it exchanged the term facility's LIBOR-based interest rate obligation for a fixed interest rate obligation of 8% to remain in effect for the entire term of the term facility. As of September 30, 2000, the principal amount of indebtedness outstanding under the term facility was $2 million.

FORWARD-LOOKING STATEMENTS

     From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1996) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future results of operations, future production capacity and product quality. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934. Actual results and trends in the future may differ materially depending on a variety of factors including but not limited to changes in the demand and prices for the Company's products, changes in the demand for steel and steel products in general and the Company's success in executing its internal operations plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not material.

                       FRIEDMAN INDUSTRIES, INCORPORATED
                      SIX MONTHS ENDED SEPTEMBER 30, 2000

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable

ITEM 2. CHANGES IN SECURITIES

     a). Not applicable

     b). Not applicable

     c). Not applicable

     d). Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     a). Not applicable

     b). Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on August 25, 2000, the Company's shareholders elected eight directors to the Company's Board of Directors. The number of shares voted for and withheld with respect to the election of each director was as follows:

                         NAME                          SHARES VOTED FOR   SHARES WITHHELD
                         ----                          ----------------   ---------------
Jack Friedman.........................................    6,358,717          110,191
Harold Friedman.......................................    6,358,717          110,191
William E. Crow.......................................    6,358,717          110,191
Charles W. Hall.......................................    6,358,717          110,191
Alan M. Rauch.........................................    6,353,101          115,807
Hershel M. Rich.......................................    6,358,717          110,191
Henry Spira...........................................    6,358,717          110,191
Kirk K. Weaver........................................    6,358,717          110,191

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a). Exhibits

          10.1           -- Friedman Industries, Incorporated 2000 Non-Employee
                            Director Stock Plan (incorporated by reference to an
                            exhibit to the Company's Registration Statement on Form
                            S-8, Reg. No. 333-47262).
          27.1           -- Financial Data Schedule

     b). Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FRIEDMAN INDUSTRIES, INCORPORATED

Date November 13, 2000                      By        /s/  BEN HARPER
                                            ------------------------------------
                                                  Ben Harper, Senior Vice
                                                     President-Finance
                                                 (Chief Accounting Officer)

Date November 13, 2000                      By      /s/  HAROLD FRIEDMAN
                                            ------------------------------------
                                                Harold Friedman, Vice Chairman
                                            of the Board

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTIONS
        -------                                  ------------
          10.1           -- Friedman Industries, Incorporated 2000 Non-Employee
                            Director Stock Plan (incorporated by reference to an
                            exhibit to the Company's Registration Statement on Form
                            S-8, Reg. No. 333-47262).
          27.1           -- Financial Data Schedule