Form 10-Q
period 2000-12-31
FRIEDMAN INDUSTRIES INC
filed 2001-02-14
CIK 39092

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM                   TO

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

                               Yes  X     No

     At December 31, 2000, the number of shares outstanding of the issuer's only class of stock was 7,566,839 shares of Common Stock.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

                       FRIEDMAN INDUSTRIES, INCORPORATED

ITEM 1. FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS -- UNAUDITED

                                     ASSETS

                                                              DECEMBER 31, 2000   MARCH 31, 2000
                                                              -----------------   --------------
CURRENT ASSETS
  Cash and cash equivalents.................................    $    189,128       $    443,818
  Accounts receivable, less allowance for doubtful accounts
     ($7,276 at December 31, 2000 and March 31, 2000,
     respectively)..........................................       9,498,830         13,533,550
  Inventories...............................................      25,903,928         22,910,509
  Prepaid expenses and other current assets.................         258,341             57,501
                                                                ------------       ------------
          Total Current Assets..............................      35,850,227         36,945,378
PROPERTY, PLANT AND EQUIPMENT
  Land......................................................         221,543            221,543
  Buildings and improvements................................       3,346,912          3,346,912
  Machinery and equipment...................................      16,355,689         16,075,816
  Less allowance for depreciation...........................     (12,938,887)       (12,170,191)
                                                                ------------       ------------
                                                                   6,985,257          7,474,080
OTHER ASSETS
  Cash value of officers' life insurance....................         885,034            687,332
                                                                ------------       ------------
                                                                $ 43,720,518       $ 45,106,790
                                                                ============       ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable and accrued expenses...............    $  4,384,380       $  6,447,538
  Current portion of long-term debt.........................         800,000            800,000
  Dividends payable.........................................         302,745            287,522
  Contribution to profit-sharing plan.......................         207,000            274,000
  Income taxes payable......................................         119,632            256,906
  Employee compensation and related expenses................         358,094            311,313
                                                                ------------       ------------
          Total Current Liabilities.........................       6,171,851          8,377,279
LONG-TERM DEBT, less current portion........................       7,000,000          7,600,000
PROVISION FOR NONPENSION RETIREMENT BENEFITS................         113,000            113,000
DEFERRED INCOME TAXES.......................................         434,060            393,560
STOCKHOLDERS' EQUITY
Common stock:
  Par value $1 per share:
     Authorized 10,000,000 shares; Issued and outstanding
       shares -- 7,566,839 at December 31, 2000 and
       7,188,213 at
       March 31, 2000.......................................       7,566,839          7,188,213
  Additional paid-in capital................................      27,697,429         26,878,477
  Retained earnings.........................................      (5,262,661)        (5,443,739)
                                                                ------------       ------------
          Total Stockholders' Equity........................      30,001,607         28,622,951
                                                                ------------       ------------
                                                                $ 43,720,518       $ 45,106,790
                                                                ============       ============

                       FRIEDMAN INDUSTRIES, INCORPORATED

                CONSOLIDATED STATEMENTS OF EARNINGS -- UNAUDITED

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 DECEMBER 31,                DECEMBER 31,
                                           -------------------------   -------------------------
                                              2000          1999          2000          1999
                                           -----------   -----------   -----------   -----------
Net sales................................  $27,834,551   $29,894,914   $91,174,308   $85,956,294
Costs and expenses:
  Costs of goods sold....................   25,658,263    28,010,830    83,925,772    79,639,615
  General, selling and administrative
     costs...............................    1,062,502     1,059,057     3,461,459     3,305,224
  Interest...............................      153,841       119,814       477,397       354,870
                                           -----------   -----------   -----------   -----------
                                            26,874,606    29,189,701    87,864,628    83,299,709
Interest and other income................      (18,223)      (52,698)     (108,179)     (130,811)
                                           -----------   -----------   -----------   -----------
Earnings before federal income taxes.....      978,168       757,911     3,417,859     2,787,396
Provision (benefit) for federal income
  taxes:
  Current................................      319,078       241,690     1,121,572       899,716
  Deferred...............................       13,500        16,000        40,500        48,000
                                           -----------   -----------   -----------   -----------
                                               332,578       257,690     1,162,072       947,716
                                           -----------   -----------   -----------   -----------
Net earnings.............................  $   645,590   $   500,221   $ 2,255,787   $ 1,839,680
                                           ===========   ===========   ===========   ===========
Average number of common shares
  outstanding:
  Basic..................................    7,566,839     7,547,624     7,566,839     7,547,624
  Diluted................................    7,566,839     7,547,624     7,566,839     7,547,624
Net earnings per share:
  Basic..................................  $      0.09   $      0.07   $      0.30   $      0.24
  Diluted................................  $      0.09   $      0.07   $      0.30   $      0.24

Cash dividends declared per common
  share..................................  $      0.04   $      0.05   $      0.12   $      0.15

                       FRIEDMAN INDUSTRIES, INCORPORATED

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED

                                                                  NINE MONTHS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
OPERATING ACTIVITIES
  Net earnings..............................................  $ 2,255,787    $ 1,839,680
  Adjustments to reconcile net earnings to cash provided by
     operating activities:..................................
     Depreciation...........................................      784,875        781,600
     Provision for deferred taxes...........................       40,500         48,000
  Decrease (increase) in operating assets:..................
     Accounts receivable....................................    4,034,720     (1,682,675)
     Inventories............................................   (2,993,419)    (6,789,246)
     Other..................................................     (200,840)       (48,526)
  Increase (decrease) in operating liabilities:.............
     Accounts payable and accrued expenses..................   (2,063,158)     3,802,848
     Contribution to profit-sharing plan....................      (67,000)       (63,000)
     Employee compensation and related expenses.............       46,781       (204,137)
     Federal income taxes...................................     (137,274)       (68,522)
                                                              -----------    -----------
          NET CASH PROVIDED (USED) BY OPERATING
             ACTIVITIES.....................................    1,700,972     (2,383,978)
INVESTING ACTIVITIES........................................
  Purchase of property, plant and equipment.................     (296,052)      (181,200)
  Decrease (increase) in cash value of officers' life
     insurance..............................................     (197,702)      (427,089)
                                                              -----------    -----------
          NET CASH PROVIDED (USED) IN INVESTING
             ACTIVITIES.....................................     (493,754)      (608,289)
FINANCING ACTIVITIES........................................
  Cash dividends paid.......................................     (893,295)    (1,130,628)
  Principal payments on long-term debt......................     (600,000)    (2,600,000)
  Proceeds from borrowings of long term debt................           --      3,000,000
  Exercise of stock options.................................       31,387         60,438
                                                              -----------    -----------
          NET CASH PROVIDED (USED) IN FINANCING
             ACTIVITIES.....................................   (1,461,908)      (670,190)
                                                              -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     (254,690)    (3,662,457)
  Cash and cash equivalents at beginning of period..........      443,818      3,798,935
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   189,128    $   136,478
                                                              ===========    ===========

                       FRIEDMAN INDUSTRIES, INCORPORATED

                     NOTES TO QUARTERLY REPORT -- UNAUDITED
                      NINE MONTHS ENDED DECEMBER 31, 2000

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

NOTE C -- CASH VALUE OF OFFICERS' LIFE INSURANCE

     During the nine months ended December 31, 2000, the Company repaid approximately $172,000 in borrowings against the cash surrender value of officers' life insurance ("CSV"), which had the effect of increasing CSV by such amount.

NOTE D -- SEGMENT INFORMATION

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            DECEMBER 31,         DECEMBER 31,
                                                         -------------------   -----------------
                                                           2000       1999      2000      1999
                                                         --------   --------   -------   -------
                                                           (IN THOUSANDS)       (IN THOUSANDS)
Net sales
  Coil processing......................................  $14,953    $18,458    $52,220   $57,186
  Tubular..............................................   12,882     11,437     38,954    28,770
                                                         -------    -------    -------   -------
          Total net sales..............................  $27,835    $29,895    $91,174   $85,956
                                                         =======    =======    =======   =======
Operating profit
  Coil processing......................................  $   477    $   233    $ 1,272   $ 2,345
  Tubular..............................................    1,082      1,030      4,191     2,278
                                                         -------    -------    -------   -------
          Total operating profit.......................    1,559      1,263      5,463     4,623
  Corporate expenses...................................      446        438      1,676     1,612
  Interest expense.....................................      153        120        477       355
  Interest & other income..............................      (18)       (53)      (108)     (131)
                                                         -------    -------    -------   -------
          Total earnings before taxes..................  $   978    $   758    $ 3,418   $ 2,787
                                                         =======    =======    =======   =======

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Segment assets
  Coil processing...........................................  $21,947   $28,989
  Tubular...................................................   20,442    15,858
                                                              -------   -------
                                                               42,389    44,847
  Corporate assets..........................................    1,332       861
                                                              -------   -------
          Total assets......................................  $43,721   $45,708
                                                              =======   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 31,
                                      1999

     During the nine months ended December 31, 2000, sales, costs of goods sold and gross profit increased $5,218,014, $4,286,157 and $931,857, respectively, from the comparable amounts recorded during the nine months ended December 31, 1999. These increases were primarily related to the Company's tubular operations which benefited from improved market conditions for pipe and tubular products during the 2000 period. Tubular operations experienced a 24% increase in tons sold that was partially offset by a decline in coil operations, which experienced a 16% decrease in tons sold. Gross profit earned on tubular sales increased $1,979,555 due primarily to stronger demand for tubular products during the 2000 period. Conversely, gross profit earned on coil products declined $1,047,698 due principally to softer market conditions which had the effect of generating intense competition for available sales and decreasing gross profit earned on coil product sales. Gross profit as a percentage of sales increased from approximately 7.3% in the 1999 period to 8.0% in the 2000 period primarily as the result of the improvement in tubular operations noted above.

     Interest expense increased $122,527 from the amount recorded during the 1999 period. This increase was primarily related to an increase in debt associated with working capital requirements.

     Interest and other income decreased $22,632 from the 1999 period amount. During the 1999 period, the Company recorded other income associated with the increase in the cash surrender value of officers' life insurance.

     Federal income taxes increased $214,356 from the comparable amount recorded during the 1999 period. This increase was primarily related to the increase in earnings before taxes as the effective tax rate was the same for both periods.

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31,
                                      1999

     During the quarter ended December 31, 2000, both sales and costs of goods sold declined from the comparable amounts recorded during the quarter ended December 31, 1999, however, the decline in costs of goods sold was greater than the decline in sales which resulted in an increase in gross profit of $292,204. This increase in gross profit was primarily related to coil operations. During the 1999 quarter, the Company incurred substantial increases in costs of coil products that could not be passed along immediately to customers, which significantly reduced gross profit and margins earned on sales in such quarter. Gross profit as a percentage of sales was approximately 6.3% in the 1999 quarter and 7.8% in the 2000 quarter.

     Interest expense increased $34,027 from the amount recorded during the 1999 quarter. This increase was primarily related to an increase in debt associated with working capital requirements.

     Interest and other income decreased $34,475 from the amount recorded during the 1999 quarter. During the 1999 quarter, the Company recorded other income associated with the increase in the cash surrender value of officers' life insurance.

     Federal income taxes increased $74,888 from the comparable amount recorded during the 1999 period. This increase was primarily related to the increase in earnings before taxes as the effective tax rate was the same for both periods.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company remained in a strong, liquid position at December 31, 2000. Current ratios were 5.8 and 4.4 at December 31, 2000 and March 31, 2000, respectively. Working capital was $29,678,376 at December 31, 2000 and $28,568,099 at March 31, 2000.

     The Company has a credit arrangement with a bank which provides for a revolving line of credit facility (the "revolving facility") and a term credit facility (the "term facility"). Pursuant to the revolving facility which expires April 1, 2002, the Company may borrow up to $8 million at an interest rate no greater than the bank's prime rate. At December 31, 2000, the Company had borrowings outstanding under the revolving facility of $6 million. The amount outstanding under the term facility bears interest at a stated rate of LIBOR plus 1.25% and requires quarterly principal payments of $200,000 plus accrued interest through March 1, 2003. In July 1997, the Company entered into a swap transaction with the bank pursuant to which it exchanged the term facility's LIBOR-based interest rate obligation for a fixed interest rate obligation of 8% to remain in effect for the entire term of the term facility. As of December 31, 2000, the principal amount of indebtedness outstanding under the term facility was $1.8 million.

FORWARD-LOOKING STATEMENTS

     From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1996) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future results of operations, future production capacity and product quality. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934. Actual results and trends in the future may differ materially depending on a variety of factors including but not limited to changes in the demand and prices for the Company's products, changes in the demand for steel and steel products in general, and the Company's success in executing its internal operations plans.

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

        None

     b). Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FRIEDMAN INDUSTRIES, INCORPORATED

Date February 13, 2001                      By        /s/  BEN HARPER
                                            ------------------------------------
                                                  Ben Harper, Senior Vice
                                                     President-Finance
                                                 (Chief Accounting Officer)

Date February 13, 2001                      By      /s/  HAROLD FRIEDMAN
                                            ------------------------------------
                                                Harold Friedman, Vice Chairman