Form 10-K
period 2001-03-31
FRIEDMAN INDUSTRIES INC
filed 2001-06-28
CIK 39092

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2001

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

                                ____

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 21, 2001 (computed by reference to the closing price on the American Stock Exchange on such date), was approximately $15,115,000.

     The number of shares of the registrant's Common Stock outstanding at June 21, 2001 was 7,568,839 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 2001 -- Part II.

     Proxy Statement for the 2001 Annual Meeting of Shareholders -- Part III.

                                     PART I

ITEM 1. BUSINESS

     Friedman Industries, Incorporated (the "Company"), a Texas corporation incorporated in 1965, is in the steel processing and distribution business. The Company has two product groups: coil processing and tubular products.

     Significant financial information relating to the Company's product and service groups for the last three years is contained in Note 7 of the Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2001, which is incorporated herein by reference.

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

  Tubular Products

     Through its Texas Tubular Products ("TTP") operation in Lone Star, Texas, the Company purchases, processes, manufactures and markets tubular products.

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

  Marketing

     The following table sets forth the approximate percentage of total sales contributed by each group of steel products during each of the Company's last three fiscal years:

                       PRODUCT GROUPS                         2001    2000    1999
                       --------------                         ----    ----    ----
Coil Processing.............................................   57%     65%     69%
Tubular Products............................................   43%     35%     31%

     Coil Processing. The Company's coil processing products and services are sold to approximately 340 customers located primarily in the midwestern, southwestern and southeastern sections of the United States. The Company's principal customers for these products and services are steel distributors and customers fabricating steel products such as storage tanks, steel buildings, farm machinery and equipment, construction equipment, transportation equipment, conveyors and other similar products. During each of the fiscal years ended March 31, 2001, 2000 and 1999, seven, six and six customers, respectively, accounted for approximately 25% of the Company's sales of coil processing products. No coil processing customer accounted for as much as 10% of the Company's total sales during those years.

     The Company sells substantially all of its coil processing products through its own sales force. At March 31, 2001, the sales force was comprised of a manager and four professional sales personnel under the direction of the senior vice president of sales and marketing. Salesmen are paid on a salary and commission basis.

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

     Tubular Products. Tubular products are sold nationally to approximately 350 customers. The Company's principal customers of these products are steel and pipe distributors, piling contractors and LSS. Sales of pipe to LSS accounted for approximately 14% of the Company's total sales in fiscal 2001.

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

  Employees

     At March 31, 2001, the Company had approximately 155 full-time employees.

  Executive Officers of the Company

     The following table sets forth the name, age, officer positions and family relationships, if any, of each executive officer of the Company and period during which each officer has served in such capacity:

                                    POSITION, OFFICES WITH THE COMPANY
        NAME          AGE            AND FAMILY RELATIONSHIPS, IF ANY
        ----          ---           ----------------------------------

  Jack Friedman....   80    Chairman of the Board of Directors and Chief
                              Executive Officer since 1970, Director since
                              1965, brother of Harold Friedman

  Harold              71    Vice Chairman since 1995, formerly President and
    Friedman.......           Chief Operating Officer since 1975, Executive
                              Vice President from 1973 to 1975, Director since
                              1965, brother of Jack Friedman

  William E.          54    President and Chief Operating Officer since 1995,
    Crow...........           formerly Vice President since 1981 and formerly
                              President of Texas Tubular Products Division
                              since August 1990

  Benny Harper.....   55    Senior Vice President -- Finance since 1995
                            (formerly Vice President since 1990), Treasurer
                              since 1980 and Secretary since May 1992

  Thomas              50    Senior Vice President -- Sales and Marketing since
    Thompson.......           1995, formerly Vice President -- Sales since 1990

  Ronald              62    Vice President since 1974
    Burgerson......

  Dale Ray.........   55    Vice President since 1994

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

(3) The office lease is with a nonaffiliated party, expires April 30, 2008, and provides for an annual rental of $27,264.

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

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded principally on the American Stock Exchange (Symbol: FRD).

     Reference is hereby made to the sections of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2001, entitled "Description of Business -- Range of High and Low Sales Prices of Common Stock" and "Description of Business -- Dividends Declared Per Share of Common Stock", which sections are hereby incorporated herein by reference.

     The approximate number of shareholders of record of Common Stock of the Company as of April 27, 2001 was 620.

ITEM 6. SELECTED FINANCIAL DATA

     Information with respect to Item 6 is hereby incorporated herein by reference from the section of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2001, entitled "Selected Financial Data".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2001, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not material

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and notes thereto of the Company included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2001, are hereby incorporated herein by reference:

        Consolidated Balance Sheets -- March 31, 2001 and 2000

        Consolidated Statements of Earnings -- Years ended March 31, 2001, 2000 and 1999

        Consolidated Statements of Stockholders' Equity -- Years ended March 31, 2001, 2000 and 1999

        Consolidated Statements of Cash Flows -- Years ended March 31, 2001, 2000 and 1999

        Notes to Consolidated Financial Statements -- March 31, 2001

        Report of Independent Auditors

     Information with respect to supplementary financial information relating to the Company appears in Note 8 -- Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements incorporated herein by reference above in this Item 8 from the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2001.

     The following supplementary schedule for the Company for the year ended March 31, 2001, is included elsewhere in this report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Item 10 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 2001 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 2001 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to Item 11 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 2001 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 2001 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to Item 12 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 2001 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 2001 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to Item 13 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 2001 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 2001 fiscal year.

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

           *10.15        -- Friedman Industries, Incorporated 2000 Non-Employee
                            Director Stock Plan (incorporated by reference to an
                            exhibit to the Company's Registration Statement on Form
                            S-8 (Registration No. 333-47262)).

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

            13.1         -- The Company's Annual Report to Shareholders for the
                            fiscal year ended March 31, 2001.

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

     (b) Reports on Form 8-K filed in the fourth quarter of fiscal 2001:

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, and State of Texas, this 26th day of June, 2001.

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

                      SIGNATURE                                     TITLE                   DATE
                      ---------                                     -----                   ----

                  /s/ JACK FRIEDMAN                    Chairman of the Board, Chief     June 26, 2001
-----------------------------------------------------    Executive Officer and
                    Jack Friedman                        Director (Principal Executive
                                                         Officer)

                 /s/ HAROLD FRIEDMAN                   Vice Chairman of the Board and   June 26, 2001
-----------------------------------------------------    Director
                   Harold Friedman

                 /s/ WILLIAM E. CROW                   President, Chief Operating       June 26, 2001
-----------------------------------------------------    Officer and Director
                   William E. Crow

                 /s/ BENNY B. HARPER                   Senior Vice                      June 26, 2001
-----------------------------------------------------    President -- Finance and
                   Benny B. Harper                       Treasurer (Principal
                                                         Financial and Accounting
                                                         Officer)

                 /s/ CHARLES W. HALL                   Director                         June 26, 2001
-----------------------------------------------------
                   Charles W. Hall

                                                       Director                         June 26, 2001
-----------------------------------------------------
                    Alan M. Rauch

                 /s/ HERSHEL M. RICH                   Director                         June 26, 2001
-----------------------------------------------------
                   Hershel M. Rich

                   /s/ HENRY SPIRA                     Director                         June 26, 2001
-----------------------------------------------------
                     Henry Spira

                 /s/ KIRK K. WEAVER                    Director                         June 26, 2001
-----------------------------------------------------
                   Kirk K. Weaver

                 /s/ JOE L. WILLIAMS                   Director                         June 26, 2001
-----------------------------------------------------
                   Joe L. Williams

                       FRIEDMAN INDUSTRIES, INCORPORATED
                                 HOUSTON, TEXAS

                           ANNUAL REPORT ON FORM 10-K
                           YEAR ENDED MARCH 31, 2001

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

        Consolidated Balance Sheets -- March 31, 2001 and 2000

        Consolidated Statements of Earnings -- Years ended March 31, 2001, 2000 and 1999

        Consolidated Statements of Stockholders' Equity -- Years end March 31, 2001, 2000 and 1999

        Consolidated Statements of Cash Flows -- Years ended March 31, 2001, 2000 and 1999

        Notes to Consolidated Financial Statements -- March 31, 2001

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

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                       FRIEDMAN INDUSTRIES, INCORPORATED

          COLUMN A              COLUMN B               COLUMN C                COLUMN D        COLUMN E
          --------             ----------   ------------------------------   -------------   -------------
                                                      ADDITIONS
                                            ------------------------------
                               BALANCE AT   CHARGED TO      CHARGED TO
                               BEGINNING    COSTS AND    OTHER ACCOUNTS --   DEDUCTIONS --    BALANCE AT
         DESCRIPTION           OF PERIOD     EXPENSES        DESCRIBE         DESCRIBE(A)    END OF PERIOD
         -----------           ----------   ----------   -----------------   -------------   -------------
Year ended March 31, 2001
  Allowance for doubtful
     accounts receivable
     (deducted from related
     asset account)..........    $7,276      $ 83,862                          $ 83,862         $7,276
                                 ======      ========         ======           ========         ======
Year ended March 31, 2000
  Allowance for doubtful
     accounts receivable
     (deducted from related
     asset account)..........    $7,276      $                                 $                $7,276
                                 ======      ========         ======           ========         ======
Year ended March 31, 1999
  Allowance for doubtful
     accounts receivable
     (deducted from related
     asset account)..........    $7,276      $ 15,365                          $ 15,365         $7,276
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

        *10.15           -- Friedman Industries, Incorporated 2000 Non-Employee
                            Director Stock Plan (incorporated by reference to an
                            exhibit to the Company's Registration Statement on Form
                            S-8 (Registration No. 333-47262)).

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

         13.1            -- The Company's Annual Report to Shareholders for the
                            fiscal year ended March 31, 2001.

         21.1            -- List of Subsidiaries.

         23.1            -- Consent of Independent Auditors.

---------------

* Management contract or compensation plan.