Form 10-Q
period 2001-09-30
FRIEDMAN INDUSTRIES INC
filed 2001-11-14
CIK 39092

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 2001

                                       or

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

                               Yes  X     No

     At September 30, 2001, the number of shares outstanding of the issuer's only class of stock was 7,568,839 shares of Common Stock.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

                       FRIEDMAN INDUSTRIES, INCORPORATED
                    CONSOLIDATED BALANCE SHEETS -- UNAUDITED

                                     ASSETS

                                                              SEPTEMBER 30, 2001   MARCH 31, 2001
                                                              ------------------   --------------
CURRENT ASSETS
  Cash and cash equivalents.................................     $    989,148       $    669,076
  Accounts receivable.......................................        8,977,300         10,584,735
  Inventories -- Note B.....................................       25,385,628         28,817,375
  Prepaid expenses and other current assets.................          282,416            160,143
                                                                 ------------       ------------
          Total Current Assets..............................       35,634,492         40,231,329
PROPERTY, PLANT AND EQUIPMENT
  Land......................................................          221,543            221,543
  Buildings and improvements................................        3,621,121          3,346,912
  Machinery and equipment...................................       16,477,700         16,458,899
  Less allowance for depreciation...........................      (13,647,991)       (13,201,590)
                                                                 ------------       ------------
                                                                    6,672,373          6,825,764
OTHER ASSETS
  Cash value of officers' life insurance....................          974,603            953,419
                                                                 ------------       ------------
                                                                 $ 43,281,468       $ 48,010,512
                                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable and accrued expenses...............     $  5,489,621       $ 10,443,848
  Current portion of long-term debt.........................          800,000            800,000
  Dividends payable.........................................          227,131            302,746
  Contribution to profit-sharing plan.......................          144,000            288,000
  Income taxes payable......................................           51,603            127,209
  Deferred Credit for LIFO replacement -- Note B............          572,396                 --
  Employee compensation and related expenses................          333,467            309,999
                                                                 ------------       ------------
          Total Current Liabilities.........................        7,618,218         12,271,802
LONG-TERM DEBT, less current portion........................        4,400,000          4,800,000
PROVISION FOR NONPENSION RETIREMENT BENEFITS................          113,000            113,000
DEFERRED INCOME TAXES.......................................          464,560            447,560
STOCKHOLDERS' EQUITY
Common stock:
  Par value $1 per share:
     Authorized 10,000,000 shares; Issued and outstanding
       shares -- 7,568,839 at September 30, 2001 and March
       31, 2001, respectively...............................        7,568,839          7,568,839
  Additional paid-in capital................................       27,703,829         27,703,829
  Retained deficit..........................................       (4,586,978)        (4,894,518)
                                                                 ------------       ------------
          Total Stockholders' Equity........................       30,685,690         30,378,150
                                                                 ------------       ------------
                                                                 $ 43,281,468       $ 48,010,512
                                                                 ============       ============

                       FRIEDMAN INDUSTRIES, INCORPORATED

                CONSOLIDATED STATEMENTS OF EARNINGS -- UNAUDITED

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------   -------------------------
                                              2001          2000          2001          2000
                                           -----------   -----------   -----------   -----------
Net sales................................  $24,975,561   $31,064,827   $52,861,224   $63,339,757
Costs and expenses
  Costs of goods sold....................   23,276,854    28,585,878    49,291,024    58,267,509
  General, selling and administrative
     costs...............................    1,026,197     1,131,146     2,127,443     2,398,957
  Interest...............................       79,867       158,687       188,949       323,556
                                           -----------   -----------   -----------   -----------
                                            24,382,918    29,875,711    51,607,416    60,990,022
Interest and other income................       (9,354)      (30,094)      (15,002)      (89,956)
                                           -----------   -----------   -----------   -----------
Earnings before federal income taxes.....      601,997     1,219,210     1,268,810     2,439,691
Provision (benefit) for federal income
  taxes:
  Current................................      196,178       401,031       414,394       802,494
  Deferred...............................        8,500        13,500        17,000        27,000
                                           -----------   -----------   -----------   -----------
                                               204,678       414,531       431,394       829,494
                                           -----------   -----------   -----------   -----------
Net earnings.............................  $   397,319   $   804,679   $   837,416   $ 1,610,197
                                           ===========   ===========   ===========   ===========
Average number of common shares
  outstanding:
  Basic..................................    7,568,839     7,548,921     7,568,839     7,548,921
  Diluted................................    7,568,839     7,548,921     7,568,839     7,548,921
Net earnings per share:
  Basic..................................  $      0.05   $      0.11   $      0.11   $      0.21
  Diluted................................  $      0.05   $      0.11   $      0.11   $      0.21

Cash dividends declared per common
  share..................................  $      0.03   $      0.04   $      0.07   $      0.08

                       FRIEDMAN INDUSTRIES, INCORPORATED

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED

                                                                   SIX MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
OPERATING ACTIVITIES
  Net earnings..............................................  $   837,416    $ 1,610,197
  Adjustments to reconcile net earnings to cash provided by
     operating activities:
     Depreciation...........................................      446,400        520,875
     Provision for deferred taxes...........................       17,000         27,000
  Decrease (increase) in operating assets:
     Accounts receivable....................................    1,607,435      3,015,777
     Inventories............................................    3,431,747     (6,209,234)
     Other..................................................     (122,273)      (258,536)
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses..................   (4,954,227)     2,492,305
     Contribution to profit-sharing plan....................     (144,000)      (136,000)
     Employee compensation and related expenses.............       23,468         35,604
     Federal income taxes payable...........................      (75,606)      (122,506)
     Deferred credit for LIFO replacement...................      572,396             --
                                                              -----------    -----------
          NET CASH PROVIDED (USED) BY OPERATING
             ACTIVITIES.....................................    1,639,756        975,482
INVESTING ACTIVITIES
  Purchase of property, plant and equipment.................     (293,009)      (219,371)
  (Increase) decrease in cash value of officers' life
     insurance..............................................      (21,184)      (195,865)
                                                              -----------    -----------
          NET CASH PROVIDED (USED) IN INVESTING
             ACTIVITIES.....................................     (314,193)      (415,236)
FINANCING ACTIVITIES
  Cash dividends paid.......................................     (605,491)      (590,550)
  Principal payments on long-term debt......................     (400,000)      (400,000)
  Exercise of stock options.................................           --          2,623
                                                              -----------    -----------
          NET CASH PROVIDED (USED) IN FINANCING
             ACTIVITIES.....................................   (1,005,491)      (987,927)
                                                              -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............      320,072       (427,681)
  Cash and cash equivalents at beginning of period..........      669,076        443,818
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   989,148    $    16,137
                                                              ===========    ===========

                       FRIEDMAN INDUSTRIES, INCORPORATED

                     NOTES TO QUARTERLY REPORT -- UNAUDITED
                      SIX MONTHS ENDED SEPTEMBER 30, 2001

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

NOTE B -- INVENTORIES

     Coil inventory consists primarily of raw materials. Tubular inventory is comprised of both raw materials and finished goods. Coil inventories are valued at the lower of cost (on the last-in, first-out (LIFO) method) or market. During the quarter ended September 30, 2001, a liquidation of the base period inventories was experienced and a portion of this liquidation is expected to be replaced by fiscal year end. Accordingly, costs of goods sold was charged and a deferred credit was established for the difference ($572,396) between the estimated replacement cost and the liquidated LIFO base. LIFO inventories that are not expected to be replaced resulted in a liquidation of LIFO inventories carried at costs prevailing in preceding years as compared to current costs, the effect of which decreased costs of goods sold and increased earnings before taxes by approximately $131,000.

NOTE C -- SEGMENT INFORMATION

                                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                        ------------------   ------------------
                                                         2001       2000      2001       2000
                                                        -------    -------   -------    -------
                                                          (IN THOUSANDS)       (IN THOUSANDS)
Net sales
  Coil processing.....................................  $12,251    $17,356   $26,261    $37,267
  Tubular.............................................   12,725     13,709    26,600     26,073
                                                        -------    -------   -------    -------
          Total net sales.............................  $24,976    $31,065   $52,861    $63,340
                                                        =======    =======   =======    =======
Operating profit
  Coil processing.....................................  $   260    $   478   $   196    $   795
  Tubular.............................................      887      1,392     2,287      3,109
                                                        -------    -------   -------    -------
          Total operating profit......................    1,147      1,870     2,483      3,904
  Corporate expenses..................................      474        522     1,040      1,230
  Interest expense....................................       80        159       189        324
  Interest & other income.............................       (9)       (30)      (15)       (90)
                                                        -------    -------   -------    -------
          Total earnings before taxes.................  $   602    $ 1,219   $ 1,269    $ 2,440
                                                        =======    =======   =======    =======

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
                                                                (IN THOUSANDS)
Segment assets
  Coil processing...........................................  $18,250    $26,182
  Tubular...................................................   22,993     20,628
                                                              -------    -------
                                                               41,243     46,810
  Corporate assets..........................................    2,038      1,215
                                                              -------    -------
          Total assets......................................  $43,281    $48,025
                                                              =======    =======

                       FRIEDMAN INDUSTRIES, INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30,
                                      2000

     During the six months ended September 30, 2001, sales, costs of goods sold and gross profit decreased $10,478,533, $8,976,485 and $1,502,048, respectively, from the comparable amounts recorded during the six months ended September 30, 2000. The decreases in sales and costs of goods sold were primarily related to the Company's coil operations which reflected a decline in tons sold of approximately 14% and a decrease in the average selling price per ton of approximately 18%. During the 2001 period, soft market conditions continued to have the effect of generating intense competition for available sales that adversely affected coil product sales and related gross profit. Gross profit earned on tubular products also decreased from the comparable amount recorded during the 2000 period. Even though tubular operations recorded an increase in tons sold of approximately 11%, softer market conditions for tubular products generated reduced margins.

     General, selling and administrative costs decreased $271,514 from the amount recorded during the 2000 period. This decline was related primarily to variable expenses associated with volume and/or earnings.

     Interest expense decreased $134,607 from the amount recorded during the 2000 period. This decrease was primarily related to a decline in debt associated with working capital requirements.

     Interest and other income declined $74,954 primarily as the result of a decrease in average invested cash positions and a substantial decrease in interest rates paid on such positions in the 2001 period.

     Federal income taxes decreased $398,100 from the comparable amount recorded during the 2000 period. This decrease was primarily related to the decrease in earnings before taxes as the effective tax rates were the same for both periods.

 THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER
                                    30, 2000

     During the quarter ended September 30, 2001, sales, costs of goods sold and gross profit decreased $6,089,266, $5,309,024 and $780,242, respectively, from the comparable amounts recorded during the quarter ended September 30, 2000. These declines were related to both coil and tubular operations. Coil operations were adversely affected by an approximate 16% decrease in tons sold and a reduction of approximately 16% in the average selling price per ton. Tubular operations maintained volume but the average per ton selling price of these products declined approximately 9%. These declines contributed to the decrease in gross profit of 31.5%. Management believes soft market conditions for the Company's products and services are related to the overall weakness in the economy.

     Interest expense decreased $78,820 from the amount recorded during the 2000 quarter. This decrease was related primarily to a decrease in debt associated with working capital requirements.

     Interest and other income decreased $20,740 primarily as a result of a decrease in average invested cash positions and a substantial decrease in interest rates paid on such positions in the 2001 quarter.

     Federal income taxes decreased $209,853 from the comparable amount recorded during the 2000 quarter. This decrease was primarily related to the decrease in earnings before taxes as the effective tax rates were the same for both quarters.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company remained in a strong, liquid position at September 30, 2001. Current ratios were 4.7 and 3.3 at September 30, 2001 and March 31, 2001, respectively. Working capital was $28,016,274 at September 30, 2001 and $27,959,527 at March 31, 2001. Inventories and trade accounts payable declined $3,431,747 and $4,954,227, respectively. The Company reduced coil inventories during the six months ended Septem-ber 30, 2001 to a level more commensurate with operations. This reduction was the principal factor in the decrease in trade accounts payable.

     The Company has a credit arrangement with a bank which provides for a revolving line of credit facility (the "revolving facility") and a term credit facility (the "term facility"). Pursuant to the revolving facility which expires April 1, 2004, the Company may borrow up to $10 million at an interest rate no greater than the bank's prime rate. At September 30, 2001, the Company had borrowings outstanding under the revolving facility of $4 million. The amount outstanding under the term facility bears interest at a stated rate of LIBOR plus 1.25% and requires quarterly principal payments of $200,000 plus accrued interest through March 1, 2003. In July 1997, the Company entered into a swap transaction with the bank pursuant to which it exchanged the term facility's LIBOR-based interest rate obligation for a fixed interest rate obligation of 8% to remain in effect for the entire term of the term facility. As of September 30, 2001, the principal amount of indebtedness outstanding under the term facility was $1.2 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not material.

                       FRIEDMAN INDUSTRIES, INCORPORATED
                      SIX MONTHS ENDED SEPTEMBER 30, 2001

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable

ITEM 2. CHANGES IN SECURITIES

     a). Not applicable

     b). Not applicable

     c). Not applicable

     d). Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     a). Not applicable

     b). Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on August 30, 2001, the Company's shareholders elected nine directors to the Company's Board of Directors. The number of shares voted for and withheld with respect to the election of each director was as follows:

                         NAME                          SHARES VOTED FOR   SHARES WITHHELD
                         ----                          ----------------   ---------------
Jack Friedman.........................................    6,998,609            93,781
Harold Friedman.......................................    6,998,790            93,600
William E. Crow.......................................    6,998,790            93,600
Charles W. Hall.......................................    6,999,154            93,236
Alan M. Rauch.........................................    7,013,287            79,103
Hershel M. Rich.......................................    7,012,306            80,084
Henry Spira...........................................    7,012,567            79,823
Kirk K. Weaver........................................    7,008,640            83,750
Joe L. Williams.......................................    6,967,107           125,283

ITEM 5. OTHER INFORMATION

     On September 28, 2001, the Company announced the closing of its Houston coil processing facility effective November 6, 2001. The Houston facility had been a marginal producer in recent years and management believed that the capital required to run the operation could be more efficiently deployed in other Company business. The Company did not incur and does not expect to incur a loss relative to the liquidation of the assets of this facility. Nonrecurring charges associated with the closing were not significant.

     Corporate headquarters of the Company will remain in Houston, Texas.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a). Exhibits

          None

     b). Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FRIEDMAN INDUSTRIES, INCORPORATED

Date November 13, 2001                      By        /s/  BEN HARPER
                                            ------------------------------------
                                                  Ben Harper, Senior Vice
                                                     President-Finance
                                                 (Chief Accounting Officer)

Date November 13, 2001                      By      /s/  HAROLD FRIEDMAN
                                            ------------------------------------
                                                Harold Friedman, Vice Chairman
                                            of the Board