Form 10-Q
period 2001-12-31
FRIEDMAN INDUSTRIES INC
filed 2002-02-14
CIK 39092

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

                               Yes  X     No

     At December 31, 2001, the number of shares outstanding of the issuer's only class of stock was 7,571,239 shares of Common Stock.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

                       FRIEDMAN INDUSTRIES, INCORPORATED
                    CONSOLIDATED BALANCE SHEETS -- UNAUDITED

                                     ASSETS

                                                              DECEMBER 31, 2001    MARCH 31, 2001
                                                              ------------------   --------------
CURRENT ASSETS
  Cash and cash equivalents.................................     $   926,481        $    669,076
  Accounts receivable.......................................       5,984,216          10,584,735
  Inventories -- Note B.....................................      26,361,805          28,817,375
  Prepaid expenses and other current assets.................         197,141             160,143
                                                                 -----------        ------------
          Total Current Assets..............................      33,469,643          40,231,329
PROPERTY, PLANT AND EQUIPMENT
  Land......................................................         221,543             221,543
  Buildings and improvements................................       3,898,461           3,346,912
  Machinery and equipment...................................      16,899,016          16,458,899
  Less allowance for depreciation...........................     (13,861,491)        (13,201,590)
                                                                 -----------        ------------
                                                                   7,157,529           6,825,764
OTHER ASSETS
  Cash value of officers' life insurance....................         976,387             953,419
                                                                 -----------        ------------
                                                                 $41,603,559        $ 48,010,512
                                                                 ===========        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable and accrued expenses...............     $ 6,518,650        $ 10,443,848
  Current portion of long-term debt.........................         833,750             800,000
  Dividends payable.........................................         227,131             302,746
  Contribution to profit-sharing plan.......................         193,660             288,000
  Income taxes payable......................................              --             127,209
  Deferred Credit for LIFO replacement -- Note B............         625,106                  --
  Employee compensation and related expenses................          87,077             309,999
                                                                 -----------        ------------
          Total Current Liabilities.........................       8,485,374          12,271,802
LONG-TERM DEBT, less current portion........................       2,261,875           4,800,000
PROVISION FOR NONPENSION RETIREMENT BENEFITS................         113,000             113,000
DEFERRED INCOME TAXES.......................................         473,060             447,560
STOCKHOLDERS' EQUITY
Common stock:
  Par value $1 per share:
     Authorized 10,000,000 shares; Issued and outstanding
       shares -- 7,571,239 and 7,568,839 at December 31,
       2001 and March 31, 2001, respectively................       7,571,239           7,568,839
  Additional paid-in capital................................      27,706,403          27,703,829
  Retained deficit..........................................      (5,007,392)         (4,894,518)
                                                                 -----------        ------------
          Total Stockholders' Equity........................      30,270,250          30,378,150
                                                                 -----------        ------------
                                                                 $41,603,559        $ 48,010,512
                                                                 ===========        ============

                       FRIEDMAN INDUSTRIES, INCORPORATED

                CONSOLIDATED STATEMENTS OF EARNINGS -- UNAUDITED

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 DECEMBER 31,                DECEMBER 31,
                                           -------------------------   -------------------------
                                              2001          2000          2001          2000
                                           -----------   -----------   -----------   -----------
Net sales................................  $20,483,410   $27,834,551   $73,344,634   $91,174,308
Costs and expenses:
  Costs of goods sold....................   19,701,739    25,658,263    68,992,763    83,925,772
  General, selling and administrative
     costs...............................    1,025,887     1,062,502     3,153,330     3,461,459
  Interest...............................       54,309       153,841       243,258       477,397
                                           -----------   -----------   -----------   -----------
                                            20,781,935    26,874,606    72,389,351    87,864,628
Interest and other income................       (4,302)      (18,223)      (19,304)     (108,179)
                                           -----------   -----------   -----------   -----------
Earnings (loss) before federal income
  taxes..................................     (294,223)      978,168       974,587     3,417,859
Provision (benefit) for federal income
  taxes:
  Current................................     (108,534)      319,078       305,860     1,121,572
  Deferred...............................        8,500        13,500        25,500        40,500
                                           -----------   -----------   -----------   -----------
                                              (100,034)      332,578       331,360     1,162,072
                                           -----------   -----------   -----------   -----------
Net earnings (loss)......................  $  (194,189)  $   645,590   $   643,227   $ 2,255,787
                                           ===========   ===========   ===========   ===========
Average number of common shares
  outstanding:
  Basic..................................    7,571,239     7,566,839     7,571,239     7,566,839
  Diluted................................    7,571,239     7,566,839     7,571,239     7,566,839
Net earnings (loss) per share:
  Basic..................................  $     (0.03)  $      0.09   $      0.08   $      0.30
  Diluted................................  $     (0.03)  $      0.09   $      0.08   $      0.30

Cash dividends declared per common
  share..................................  $      0.03   $      0.04   $      0.10   $      0.12

                       FRIEDMAN INDUSTRIES, INCORPORATED

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED

                                                                  NINE MONTHS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
OPERATING ACTIVITIES
  Net earnings..............................................  $   643,227    $ 2,255,787
  Adjustments to reconcile net earnings to cash provided by
     operating activities:
     Depreciation...........................................      672,601        784,875
     Provision for deferred taxes...........................       25,500         40,500
  Decrease (increase) in operating assets:
     Accounts receivable....................................    4,600,519      4,034,720
     Inventories............................................    2,455,570     (2,993,419)
     Other..................................................      (36,998)      (200,840)
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses..................   (3,925,198)    (2,063,158)
     Current portion of long term debt......................       33,750             --
     Contribution to profit-sharing plan....................      (94,340)       (67,000)
     Employee compensation and related expenses.............     (222,922)        46,781
     Deferred credit for LIFO replacement...................      625,106             --
     Federal income taxes...................................     (127,209)      (137,274)
                                                              -----------    -----------
          NET CASH PROVIDED (USED) BY OPERATING
             ACTIVITIES.....................................    4,649,606      1,700,972
INVESTING ACTIVITIES
  Purchase of property, plant and equipment.................   (1,004,364)      (296,052)
  Decrease (increase) in cash value of officers' life
     insurance..............................................      (22,968)      (197,702)
                                                              -----------    -----------
          NET CASH PROVIDED (USED) IN INVESTING
             ACTIVITIES.....................................   (1,027,332)      (493,754)
FINANCING ACTIVITIES
  Cash dividends paid.......................................     (832,622)      (893,295)
  Principal payments on long-term debt......................   (2,605,625)      (600,000)
  Proceeds from borrowings of long term debt................       67,500             --
  Exercise of stock options.................................        5,878         31,387
                                                              -----------    -----------
          NET CASH PROVIDED (USED) IN FINANCING
             ACTIVITIES.....................................   (3,364,869)    (1,461,908)
                                                              -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............      257,405       (254,690)
  Cash and cash equivalents at beginning of period..........      669,076        443,818
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   926,481    $   189,128
                                                              ===========    ===========

                       FRIEDMAN INDUSTRIES, INCORPORATED

                     NOTES TO QUARTERLY REPORT -- UNAUDITED
                      NINE MONTHS ENDED DECEMBER 31, 2001

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

NOTE B -- INVENTORIES

     Inventories consist of tubular and coil inventories. Tubular inventory is comprised of both raw materials and finished goods and is valued at the lower of cost (on a first-in, first-out (FIFO) method) or market. Coil inventories consist primarily of raw materials and are valued at the lower of cost (on the last-in, first-out (LIFO) method) or market. During the nine months ended December 31, 2001, a liquidation of the base period inventories was experienced and a portion of this liquidation is expected to be replaced by fiscal year end. Accordingly, costs of goods sold was charged and a deferred credit was established for the difference ($625,106) between the estimated replacement cost and the liquidated LIFO base. LIFO inventories that are not expected to be replaced resulted in a liquidation of LIFO inventories carried at costs prevailing in preceding years as compared to current costs, the effect of which increased costs of goods sold and decreased earnings before taxes by approximately $230,000.

NOTE C -- SEGMENT INFORMATION

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            DECEMBER 31,         DECEMBER 31,
                                                         -------------------   -----------------
                                                           2001       2000      2001      2000
                                                         --------   --------   -------   -------
                                                           (IN THOUSANDS)       (IN THOUSANDS)
Net sales
  Coil processing......................................  $10,854    $14,953    $37,116   $52,220
  Tubular..............................................    9,629     12,882     36,229    38,954
                                                         -------    -------    -------   -------
          Total net sales..............................  $20,483    $27,835    $73,345   $91,174
                                                         =======    =======    =======   =======
Operating profit
  Coil processing......................................      130    $   477    $   326   $ 1,272
  Tubular..............................................       32      1,082      2,319     4,191
                                                         -------    -------    -------   -------
          Total operating profit.......................      162      1,559      2,645     5,463
  Corporate expenses...................................      406        446      1,446     1,676
  Interest expense.....................................       54        153        243       477
  Interest & other income..............................       (4)       (18)       (19)     (108)
                                                         -------    -------    -------   -------
          Total earnings (loss) before taxes...........  $  (294)   $   978    $   975   $ 3,418
                                                         =======    =======    =======   =======

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Segment assets
  Coil processing...........................................  $18,847   $21,947
  Tubular...................................................   20,582    20,442
                                                              -------   -------
                                                               39,429    42,389
  Corporate assets..........................................    2,175     1,332
                                                              -------   -------
          Total assets......................................  $41,604   $43,721
                                                              =======   =======

                       FRIEDMAN INDUSTRIES, INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO NINE MONTHS ENDED DECEMBER 31,
                                      2000

     During the nine months ended December 31, 2001, sales, costs of goods sold and gross profit decreased $17,829,674, $14,933,009 and $2,896,665, respectively, from the comparable amounts recorded during the nine months ended December 31, 2000. Both coil and tubular operations reflected decreased sales during the 2001 period. Sales of coil products and services declined approximately $15,104,000 due to a decline in tons sold of approximately 14% and a decrease in the average selling price per ton of approximately 17%. Sales of tubular products declined approximately $2,725,000 due principally to a decline in the average selling price per ton of approximately 10%. During the 2001 period, soft market conditions and related lack of demand continued to have the effect of generating intense competition for available sales and adversely affected coil and tubular operations. Gross profit earned on sales of coil products and services and tubular goods declined approximately 44% and 38%, respectively. Management believes the soft market conditions for the Company's products and services are related to the overall weakness in the economy.

     General, selling and administrative costs decreased $308,129 from the amount recorded during the 2000 period. This decline was related primarily to variable expenses associated with volume and/or earnings.

     Interest expense decreased $234,139 from the amount recorded during the 2000 period. This decrease was related primarily to decreases in interest rates and debt associated with working capital requirements.

     Interest and other income declined $88,875 primarily as the result of a decrease in average invested cash positions and a substantial decrease in interest rates paid on such positions in the 2001 period.

     Federal income taxes decreased $830,712 from the comparable amount recorded during the 2000 period. This decrease was primarily related to the decrease in earnings before taxes as the effective tax rates were the same for both periods.

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31,
                                      2000

     During the quarter ended December 31, 2001, sales, costs of goods sold and gross profit decreased $7,351,141, $5,956,524 and $1,394,617, respectively, from the comparable amounts recorded during the quarter ended December 31, 2000. These declines were related to both coil and tubular operations. Coil operations were adversely affected by decreases in tons sold and average selling price per ton of approximately 14% and 16%, respectively. Also, tubular operations reflected decreases in tons sold and average selling price per ton of approximately 12% and 15%, respectively. During the 2001 quarter, soft market conditions and related lack of demand resulted in intense competition for available sales and adversely affected coil and tubular operations. Gross profit earned on sales of coil products and services and tubular goods decreased 41% and 80%, respectively. Management believes the soft market conditions for the Company's products and services are related to the overall weakness in the economy.

     Interest expense decreased $99,532 from the amount recorded during the 2000 quarter. This decrease was related primarily to decreases in interest rates and debt associated with working capital requirements.

     Interest and other income decreased $13,921 primarily as a result of a decrease in average invested cash positions and a substantial decrease in interest rates paid on such positions in the 2001 quarter.

     Federal income taxes decreased $432,612 from the comparable amount recorded during the 2000 quarter due to the pretax loss of $294,223 during the 2001 quarter. As a result, the Company recorded a benefit of $100,034 as federal income taxes were reduced. The effective tax rates were the same for both quarters.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company remained in a strong, liquid position at December 31, 2001. Current ratios were 3.9 and 3.3 at December 31, 2001 and March 31, 2001, respectively. Working capital was $24,984,269 at December 31, 2001 and $27,959,527 at March 31, 2001. During the 2001 period, the Company adjusted assets and liabilities to a level more commensurate with operations which experienced a decrease in sales of $17,829,674. As a result, accounts receivable, inventories, trade accounts payable and long-term debt were reduced $4,600,519, $2,455,570, $3,925,198 and $2,538,125, respectively. The Company expects to continue to monitor and evaluate these adjustments depending on changes in market conditions and the Company's operations.

     The Company has a credit arrangement with a bank which provides for a revolving line of credit facility (the "revolving facility") and a term credit facility (the "term facility"). Pursuant to the revolving facility which expires April 1, 2004, the Company may borrow up to $10 million at an interest rate no greater than the bank's prime rate. At December 31, 2001, the Company had borrowings outstanding under the revolving facility of $2 million. The amount outstanding under the term facility bears interest at a stated rate of LIBOR plus 1.25% and requires quarterly principal payments of $200,000 plus accrued interest through March 1, 2003. In July 1997, the Company entered into a swap transaction with the bank pursuant to which it exchanged the term facility's LIBOR-based interest rate obligation for a fixed interest rate obligation of 8% to remain in effect for the entire term of the term facility. As of December 31, 2001, the principal amount of indebtedness outstanding under the term facility was $1 million.

     During the nine months ended December 31, 2001, the Company invested approximately $900,000 in capital asset additions related to new coil product offerings.

     Notwithstanding the current market conditions, the Company believes its cash flows from operations and borrowing capability under its line of credit facility are adequate to fund its expected cash requirements for the next twenty-four months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not material.

                       FRIEDMAN INDUSTRIES, INCORPORATED
                      NINE MONTHS ENDED DECEMBER 31, 2001

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

                                            FRIEDMAN INDUSTRIES, INCORPORATED

Date February 14, 2002                      By        /s/  BEN HARPER
                                            ------------------------------------
                                                  Ben Harper, Senior Vice
                                                     President-Finance
                                                 (Chief Accounting Officer)

Date February 14, 2002                      By      /s/  HAROLD FRIEDMAN
                                            ------------------------------------
                                                Harold Friedman, Vice Chairman
                                            of the Board