Form 10-K
period 2002-03-31
FRIEDMAN INDUSTRIES INC
filed 2002-07-01
CIK 39092

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2002

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

                                ____

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 11, 2002 (computed by reference to the closing price on the American Stock Exchange on such date), was approximately $13,231,697.

     The number of shares of the registrant's Common Stock outstanding at June 11, 2002 was 7,571,239 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 2002 -- Part II.

     Proxy Statement for the 2002 Annual Meeting of Shareholders -- Part III.

                                     PART I

ITEM 1. BUSINESS

     Friedman Industries, Incorporated (the "Company"), a Texas corporation incorporated in 1965, is in the pipe manufacturing and processing, steel processing and steel and pipe distribution business.

     The Company has two product and service groups: coil and tubular products. Significant financial information relating to the Company's product and service groups for the last three years is contained in Note 7 of the Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2002, which financial statements are incorporated herein by reference in Item 8 hereof.

  Coil Products

     The Company purchases hot-rolled steel coils, processes the coils into steel sheet and plate and sells these products on a wholesale, rapid-delivery basis in competition with steel mills, importers and steel service centers. The Company also processes customer-owned coils on a fee basis. The Company has coil processing plants located at Lone Star, Texas and Hickman, Arkansas. At each plant, the steel coils are processed through a cut-to-length line which levels the steel and cuts it to prescribed lengths. The Company's processing machinery is heavy, mill-type equipment capable of processing steel coils weighing up to 25 tons. Coils are processed to the specifications required for a particular order. Shipments are made via unaffiliated truckers or by rail and, in times of normal supply and market conditions, can generally be made within 48 hours of receipt of the customer's order.

     At its Lone Star facility, the Company purchases hot-rolled steel coils primarily from Lone Star Steel Company ("LSS"), which is located approximately four miles from the Company's Lone Star plant. The Lone Star plant purchases its supply of steel from LSS and other suppliers at competitive prices determined at the time of purchase. Loss of LSS as a source of coil supply could have a material adverse effect on the Company's business.

     At the Company's Hickman facility, the Company warehouses and processes hot-rolled steel coils which are purchased primarily from Nucor Steel Company ("NSC"), which is located approximately one-half mile from the Hickman facility. In addition, since December 2001, the Company's newly-formed XSCP Division located in Hickman purchases and markets excess prime and secondary hot-rolled coils received from NSC. Loss of NSC as a source of coil supply could have a material adverse effect on the Company's business.

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

     In November 2001, the Company ceased operations at its coil processing facility in Houston, Texas.

  Tubular Products

     Through its Texas Tubular Products Division ("TTP") in Lone Star, Texas, the Company manufactures, purchases, processes and markets tubular products.

     TTP operates a pipe mill that is capable of producing pipe from 2 3/8 inches to 8 5/8 inches in outside diameter. The pipe mill is API-licensed to manufacture line and oil country pipe and also manufactures pipe for structural and piling purposes that meets recognized industry standards. TTP employs various pipe processing equipment including threading and beveling machines, pipe handling equipment and other related machinery. This machinery can process pipe up to 13 3/8 inches in outside diameter.

     The Company currently manufactures and sells substantially all of its line and oil country pipe to LSS pursuant to orders received from LSS. In addition, LSS sells pipe to the Company for structural applications for some sizes of pipe that exceed the capability of the pipe mill.

     The Company also purchases a substantial portion of its annual supply of pipe and coil material used in pipe production from LSS. The Company can make no assurances as to the amounts of pipe and coil material that will be available from LSS in the future. Loss of LSS as a source of supply or as a customer could have a material adverse effect on the Company's business.

  Marketing

     The following table sets forth the approximate percentage of total sales contributed by each group of products and services during each of the Company's last three fiscal years:

                 PRODUCT AND SERVICE GROUPS                   2002    2001    2000
                 --------------------------                   ----    ----    ----
Coil Products...............................................   53%     57%     65%
Tubular Products............................................   47%     43%     35%

     Coil Products. The Company's coil products are sold to approximately 360 customers located primarily in the midwestern, southwestern and southeastern sections of the United States. The Company's principal customers for these products and services are steel distributors and customers fabricating steel products such as storage tanks, steel buildings, farm machinery and equipment, construction equipment, transportation equipment, conveyors and other similar products. During each of the fiscal years ended March 31, 2002, 2001 and 2000, six, seven and six customers, respectively, accounted for approximately 25% of the Company's sales of coil products. No coil product customer accounted for as much as 10% of the Company's total sales during those years.

     The Company sells substantially all of its coil products through its own sales force. At March 31, 2002, the sales force was comprised of a vice president and four professional sales personnel under the direction of the senior vice president of sales and marketing. Salesmen are paid on a salary and commission basis.

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

     Tubular Products. Tubular products are sold nationally to approximately 340 customers. The Company's principal customers of these products are steel and pipe distributors, piling contractors and LSS. Sales of pipe to LSS accounted for approximately 13% of the Company's total sales in fiscal 2002.

     The Company sells its tubular products through its own sales force comprised of a vice president and three professional sales personnel under the direction of the senior vice president of sales and marketing. Salesmen are paid on a salary and commission basis.

  Competition

     The Company is engaged in a non-seasonal, highly-competitive business. The Company competes with steel mills, importers and steel service centers. The steel industry, in general, is characterized by a small number of extremely large companies dominating the bulk of the market and a large number of relatively small companies, such as the Company, competing for a limited share of such market.

     The Company believes that in times of normal supply and market conditions its ability to compete is dependent upon its ability to offer products at prices competitive with or below those of other steel suppliers, as well as its ability to provide products meeting customer specifications on a rapid delivery basis.

  Employees

     At March 31, 2002, the Company had approximately 130 full-time employees.

  Executive Officers of the Company

     The following table sets forth the name, age, officer positions and family relationships, if any, of each executive officer of the Company and period during which each officer has served in such capacity:

                                     POSITION, OFFICES WITH THE COMPANY
         NAME          AGE            AND FAMILY RELATIONSHIPS, IF ANY
         ----          ---           ----------------------------------
  Jack Friedman.....   81    Chairman of the Board of Directors and Chief
                               Executive Officer since 1970, Director since
                               1965, brother of Harold Friedman
  Harold Friedman...   72    Vice Chairman since 1995, formerly President and
                               Chief Operating Officer since 1975, Executive
                               Vice President from 1973 to 1975, Director since
                               1965, brother of Jack Friedman
  William E. Crow...   55    President and Chief Operating Officer since 1995,
                               formerly Vice President since 1981 and formerly
                               President of Texas Tubular Products Division
                               since August 1990
  Benny Harper......   56    Senior Vice President -- Finance since 1995
                               (formerly Vice President since 1990), Treasurer
                               since 1980 and Secretary since May 1992
  Thomas Thompson...   51    Senior Vice President -- Sales and Marketing since
                               1995, formerly Vice President -- Sales since 1990

ITEM 2. PROPERTIES

     The principal properties of the Company are described in the following table:

                                  APPROXIMATE                              TYPE OF
           LOCATION                  SIZE           OWNERSHIP           CONSTRUCTION
           --------               -----------       ---------           ------------
Lone Star, Texas
  Plant -- Coil Products......  42,260 sq. feet    Owned(1)        Steel frame/siding
  Plant -- Texas Tubular
     Products.................  76,000 sq. feet    Owned(1)        Steel frame/siding
  Offices -- Coil Products....  1,200 sq. feet     Owned(1)        Steel building
  Offices -- Texas Tubular
     Products.................  5,000 sq. feet     Owned(1)        Cinder block
  Land -- Coil Products.......    13.93 acres      Owned(1)                  --
  Land -- Texas Tubular
     Products.................    67.77 acres      Leased(2)                 --
Longview, Texas Offices.......  2,600 sq. feet     Leased(3)       Office Building
Houston, Texas
  Plant and Warehouse.........  70,000 sq. feet    Owned(1)(4)     Rigid steel frame
                                                                     and steel siding
  Offices.....................  4,000 sq. feet     Owned(1)(4)     Brick veneer; steel
                                                                     building
  Land........................     12 acres        Owned(1)(4)               --
Hickman, Arkansas
  Plant and Warehouse -- Coil
     Products.................  42,600 sq. feet    Owned(1)        Steelframe/siding
  Offices -- Coil Products....  2,500 sq. feet     Owned(1)        Cinder block/wood frame
  Land -- Coil Products.......    26.19 acres      Owned(1)                  --

---------------

(1) All of the Company's owned real estate, plants and offices are held in fee and are not subject to any mortgage or deed of trust.

(2) The real estate lease is with LSS and its affiliate, Texas & Northern Railway, Inc., and expires August 31, 2010. The lease provides for monthly payments of $1,667 adjusted each January 1 for changes in the Consumer Price Index. The Company has an exclusive option to purchase this property through December 31, 2002.

(3) The office lease is with a nonaffiliated party, expires April 30, 2008, and provides for an annual rental of $27,264.

(4) In November 2001, the Company closed its coil products facility in Houston, Texas. The Company intends to sell these assets.

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

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded principally on the American Stock Exchange (Symbol: FRD).

     Reference is hereby made to the sections of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2002, entitled "Description of Business -- Range of High and Low Sales Prices of Common Stock" and "Description of Business -- Cash Dividends Declared Per Share of Common Stock", which sections are hereby incorporated herein by reference.

     The information required by Item 201(d) of Regulation S-K is hereby incorporated herein by reference from Item 12 of this report.

     The approximate number of shareholders of record of Common Stock of the Company as of April 26, 2002 was 530.

ITEM 6. SELECTED FINANCIAL DATA

     Information with respect to Item 6 is hereby incorporated herein by reference from the section of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2002, entitled "Selected Financial Data".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2002, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not material

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and notes thereto of the Company included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2002, are hereby incorporated herein by reference:

        Consolidated Balance Sheets -- March 31, 2002 and 2001

        Consolidated Statements of Earnings -- Years ended March 31, 2002, 2001 and 2000

        Consolidated Statements of Stockholders' Equity -- Years ended March 31, 2002, 2001 and 2000

        Consolidated Statements of Cash Flows -- Years ended March 31, 2002, 2001 and 2000

        Notes to Consolidated Financial Statements -- March 31, 2002

        Report of Independent Auditors

     Information with respect to supplementary financial information relating to the Company appears in Note 8 -- Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements incorporated herein by reference above in this Item 8 from the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2002.

     The following supplementary schedule for the Company for the year ended March 31, 2002, is included elsewhere in this report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Item 10 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 2002 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 2002 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to Item 11 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 2002 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 2002 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to Item 12 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 2002 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 2002 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to Item 13 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 2002 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 2002 fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents included in this report

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
       1 and 2           -- The responses to this section of Item 14 appears in this report as a separate section of this report.
             3           -- Exhibits
             3.1         -- Articles of Incorporation of the Company, as amended,
                            filed as an exhibit to the Company's Annual Report on
                            Form 10-K for the year ended March 31, 1982, and
                            incorporated herein by reference.
             3.2         -- Articles of Amendment to the Articles of Incorporation of
                            the Company, as filed with the Texas Secretary of State
                            on September 22, 1987, filed as an exhibit to the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1988, and incorporated herein by reference.
             3.3         -- Bylaws of the Company, amended as of March 27, 1992,
                            filed as an exhibit to the Company's Annual Report on
                            Form 10-K for the year ended March 31, 1992, and
                            incorporated herein by reference.
             4.1         -- Reference is made to Exhibits 10.3, 10.6, 10.8, 10.11,
                            10.13 and 10.14 described in this Item 14(a).
            10.1         -- Lease, effective September 1, 1990, by and between Lone
                            Star Steel Company, Texas & Northern Railway, Inc., a
                            Texas corporation, and the Company, filed as an exhibit
                            to the Company's Current Report on Form 8-K dated August
                            1, 1990, and incorporated herein by reference.
           *10.2         -- Friedman Industries, Incorporated 1989 Incentive Stock
                            Option Plan, filed as an exhibit to the Company's Annual
                            Report on Form 10-K for the fiscal year ended March 31,
                            1991, and incorporated herein by reference.
            10.3         -- Amended and Restated Letter Agreement dated April 1,
                            1995, between the Company and Texas Commerce Bank
                            National Association ("TCB") regarding an $8,000,000
                            revolving line of credit filed as an exhibit to the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1995 and incorporated herein by reference.
            10.4         -- Lease Agreement between Judson Plaza, Inc. and the
                            Company dated March 16, 1996, regarding the lease of
                            office space (filed as an exhibit to and incorporated by
                            reference from the Company's Annual Report on Form 10-K
                            for the year ended March 31, 1996).
           *10.5         -- Friedman Industries, Incorporated 1996 Stock Option Plan
                            (filed as an exhibit to and incorporated by reference
                            from the Company's Annual Report on Form 10-K for the
                            year ended March 31, 1997).
            10.6         -- First Amendment to Amended and Restated Letter Agreement
                            between the Company and TCB dated April 1, 1997 (filed as
                            an exhibit to and incorporated by reference from the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1997).
            10.7         -- ISDA Master Agreement between the Company and TCB dated
                            July 21, 1997 (filed as an exhibit to and incorporated by
                            reference from the Company's Report on Form 10-Q for the
                            three months ended June 30, 1997).
            10.8         -- Second Amendment to Amended and Restated Letter Agreement
                            between the Company and TCB dated July 21, 1997 (filed as
                            an exhibit to and incorporated by reference from the
                            Company's Report on Form 10-Q for the three months ended
                            June 30, 1997).
           *10.9         -- First Amendment to the Friedman Industries, Incorporated
                            1989 Incentive Stock Option Plan (filed as an exhibit to
                            and incorporated by reference from the Company's Report
                            on Form 10-Q for the three months ended September 30,
                            1997).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           *10.10        -- Friedman Industries, Incorporated 2000 Non-Employee
                            Director Stock Plan (filed as an exhibit to and
                            incorporated by reference from the Company's Registration
                            Statement on Form S-8 (Registration No. 333-47262)).
            10.11        -- Third Amendment to the Amended and Restated Letter
                            Agreement dated April 1, 1999 between the Company and
                            Chase Bank of Texas (filed as an exhibit to and
                            incorporated by reference from the Company's report on
                            Form 10-Q for the three months ended June 30, 1999).
            10.12        -- Addendum to Lease Agreement between Judson Plaza, Inc.
                            and the Company dated April 12, 2001 (filed as an exhibit
                            to and incorporated by reference from the Company's
                            report on Form 10-Q for the three months ended June 30,
                            2001).
            10.13        -- Fourth Amendment to the Amended and Restated Letter
                            Agreement dated June 1, 2001 between The Chase Manhattan
                            Bank and the Company (filed as an exhibit to and
                            incorporated by reference from the Company's report on
                            Form 10-Q for the three months ended June 30, 2001).
            10.14        -- Revolving Promissory Note dated June 1, 2001 between the
                            Company and The Chase Manhattan Bank (filed as an exhibit
                            to and incorporated by reference from the Company's
                            report on Form 10-Q for the three months ended June 30,
                            2001).
          **13.1         -- The Company's Annual Report to Shareholders for the
                            fiscal year ended March 31, 2002.
          **21.1         -- List of Subsidiaries.
          **23.1         -- Consent of Independent Auditors.

---------------

 * Management contract or compensation plan.

** Filed herewith.

     Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Benny Harper, Senior Vice President -- Finance, Friedman Industries, Incorporated, P. O. Box 21147, Houston, Texas 77226.

     (b) Reports on Form 8-K filed in the fourth quarter of fiscal 2002:

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, and State of Texas, this 28th day of June, 2002.

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

                      SIGNATURE                                     TITLE                   DATE
                      ---------                                     -----                   ----

                  /s/ JACK FRIEDMAN                    Chairman of the Board, Chief     June 28, 2002
-----------------------------------------------------    Executive Officer and
                    Jack Friedman                        Director (Principal Executive
                                                         Officer)

                 /s/ HAROLD FRIEDMAN                   Vice Chairman of the Board and   June 28, 2002
-----------------------------------------------------    Director
                   Harold Friedman

                 /s/ WILLIAM E. CROW                   President, Chief Operating       June 28, 2002
-----------------------------------------------------    Officer and Director
                   William E. Crow

                 /s/ BENNY B. HARPER                   Senior Vice                      June 28, 2002
-----------------------------------------------------    President -- Finance and
                   Benny B. Harper                       Treasurer (Principal
                                                         Financial and Accounting
                                                         Officer)

                 /s/ CHARLES W. HALL                   Director                         June 28, 2002
-----------------------------------------------------
                   Charles W. Hall

                  /s/ ALAN M. RAUCH                    Director                         June 28, 2002
-----------------------------------------------------
                    Alan M. Rauch

                 /s/ HERSHEL M. RICH                   Director                         June 28, 2002
-----------------------------------------------------
                   Hershel M. Rich

                 /s/ KIRK K. WEAVER                    Director                         June 28, 2002
-----------------------------------------------------
                   Kirk K. Weaver

                 /s/ JOE L. WILLIAMS                   Director                         June 28, 2002
-----------------------------------------------------
                   Joe L. Williams

                       FRIEDMAN INDUSTRIES, INCORPORATED
                                 HOUSTON, TEXAS

                           ANNUAL REPORT ON FORM 10-K
                           YEAR ENDED MARCH 31, 2002

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

        Consolidated Balance Sheets -- March 31, 2002 and 2001

        Consolidated Statements of Earnings -- Years ended March 31, 2002, 2001 and 2000

        Consolidated Statements of Stockholders' Equity -- Years end March 31, 2002, 2001 and 2000

        Consolidated Statements of Cash Flows -- Years ended March 31, 2002, 2001 and 2000

        Notes to Consolidated Financial Statements -- March 31, 2002

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

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                       FRIEDMAN INDUSTRIES, INCORPORATED

          COLUMN A              COLUMN B               COLUMN C                COLUMN D        COLUMN E
          --------             ----------   ------------------------------   -------------   -------------
                                                      ADDITIONS
                                            ------------------------------
                               BALANCE AT   CHARGED TO      CHARGED TO
                               BEGINNING    COSTS AND    OTHER ACCOUNTS --   DEDUCTIONS --    BALANCE AT
         DESCRIPTION           OF PERIOD     EXPENSES        DESCRIBE         DESCRIBE(A)    END OF PERIOD
         -----------           ----------   ----------   -----------------   -------------   -------------
Year ended March 31, 2002
  Allowance for doubtful
     accounts receivable
     (deducted from related
     asset account)..........    $7,276      $128,095                          $128,095         $7,276
                                 ======      ========         ======           ========         ======
Year ended March 31, 2001
  Allowance for doubtful
     accounts receivable
     (deducted from related
     asset account)..........    $7,276      $ 83,862                          $ 83,862         $7,276
                                 ======      ========         ======           ========         ======
Year ended March 31, 2000
  Allowance for doubtful
     accounts receivable
     (deducted from related
     asset account)..........    $7,276                                                         $7,276
                                 ======      ========         ======           ========         ======

---------------

(A) Accounts and notes receivable written off.

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
    1 and 2              -- The responses to this section of Item 14 appears in this report as a separate section of this report.
          3              -- Exhibits
          3.1            -- Articles of Incorporation of the Company, as amended,
                            filed as an exhibit to the Company's Annual Report on
                            Form 10-K for the year ended March 31, 1982, and
                            incorporated herein by reference.
          3.2            -- Articles of Amendment to the Articles of Incorporation of
                            the Company, as filed with the Texas Secretary of State
                            on September 22, 1987, filed as an exhibit to the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1988, and incorporated herein by reference.
          3.3            -- Bylaws of the Company, amended as of March 27, 1992,
                            filed as an exhibit to the Company's Annual Report on
                            Form 10-K for the year ended March 31, 1992, and
                            incorporated herein by reference.
          4.1            -- Reference is made to Exhibits 10.3, 10.6, 10.8, 10.11,
                            10.13 and 10.14 described in this Item 14(a).
         10.1            -- Lease, effective September 1, 1990, by and between Lone
                            Star Steel Company, Texas & Northern Railway, Inc., a
                            Texas corporation, and the Company, filed as an exhibit
                            to the Company's Current Report on Form 8-K dated August
                            1, 1990, and incorporated herein by reference.
        *10.2            -- Friedman Industries, Incorporated 1989 Incentive Stock
                            Option Plan, filed as an exhibit to the Company's Annual
                            Report on Form 10-K for the fiscal year ended March 31,
                            1991, and incorporated herein by reference.
         10.3            -- Amended and Restated Letter Agreement dated April 1,
                            1995, between the Company and Texas Commerce Bank
                            National Association ("TCB") regarding an $8,000,000
                            revolving line of credit filed as an exhibit to the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1995 and incorporated herein by reference.
         10.4            -- Lease Agreement between Judson Plaza, Inc. and the
                            Company dated March 16, 1996, regarding the lease of
                            office space (filed as an exhibit to and incorporated by
                            reference from the Company's Annual Report on Form 10-K
                            for the year ended March 31, 1996).
        *10.5            -- Friedman Industries, Incorporated 1996 Stock Option Plan
                            (filed as an exhibit to and incorporated by reference
                            from the Company's Annual Report on Form 10-K for the
                            year ended March 31, 1997).
         10.6            -- First Amendment to Amended and Restated Letter Agreement
                            between the Company and TCB dated April 1, 1997 (filed as
                            an exhibit to and incorporated by reference from the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1997).
         10.7            -- ISDA Master Agreement between the Company and TCB dated
                            July 21, 1997 (filed as an exhibit to and incorporated by
                            reference from the Company's Report on Form 10-Q for the
                            three months ended June 30, 1997).
         10.8            -- Second Amendment to Amended and Restated Letter Agreement
                            between the Company and TCB dated July 21, 1997 (filed as
                            an exhibit to and incorporated by reference from the
                            Company's Report on Form 10-Q for the three months ended
                            June 30, 1997).
        *10.9            -- First Amendment to the Friedman Industries, Incorporated
                            1989 Incentive Stock Option Plan (filed as an exhibit to
                            and incorporated by reference from the Company's Report
                            on Form 10-Q for the three months ended September 30,
                            1997).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
        *10.10           -- Friedman Industries, Incorporated 2000 Non-Employee
                            Director Stock Plan (filed as an exhibit to and
                            incorporated by reference from the Company's Registration
                            Statement on Form S-8 (Registration No. 333-47262)).
         10.11           -- Third Amendment to the Amended and Restated Letter
                            Agreement dated April 1, 1999 between the Company and
                            Chase Bank of Texas (filed as an exhibit to and
                            incorporated by reference from the Company's report on
                            Form 10-Q for the three months ended June 30, 1999).
         10.12           -- Addendum to Lease Agreement between Judson Plaza, Inc.
                            and the Company dated April 12, 2001 (filed as an exhibit
                            to and incorporated by reference from the Company's
                            report on Form 10-Q for the three months ended June 30,
                            2001).
         10.13           -- Fourth Amendment to the Amended and Restated Letter
                            Agreement dated June 1, 2001 between The Chase Manhattan
                            Bank and the Company (filed as an exhibit to and
                            incorporated by reference from the Company's report on
                            Form 10-Q for the three months ended June 30, 2001).
         10.14           -- Revolving Promissory Note dated June 1, 2001 between the
                            Company and The Chase Manhattan Bank (filed as an exhibit
                            to and incorporated by reference from the Company's
                            report on Form 10-Q for the three months ended June 30,
                            2001).
       **13.1            -- The Company's Annual Report to Shareholders for the
                            fiscal year ended March 31, 2002.
       **21.1            -- List of Subsidiaries.
       **23.1            -- Consent of Independent Auditors.

---------------

 * Management contract or compensation plan.

** Filed herewith.