Form 10-Q
period 2002-06-30
FRIEDMAN INDUSTRIES INC
filed 2002-08-14
CIK 39092

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                               Yes  X      No ___

     At June 30, 2002, the number of shares outstanding of the issuer's only class of stock was 7,571,239 shares of Common Stock.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       FRIEDMAN INDUSTRIES, INCORPORATED
                    CONSOLIDATED BALANCE SHEETS -- UNAUDITED

                                     ASSETS

                                                              JUNE 30, 2002    MARCH 31, 2002
                                                              -------------    --------------
CURRENT ASSETS
  Cash and cash equivalents.................................  $   2,095,404    $    4,683,894
  Accounts receivable.......................................      7,756,648         7,485,217
  Inventories -- Note B.....................................     22,093,793        23,502,201
  Prepaid expenses and other current assets.................        189,276           135,676
                                                              -------------    --------------
          Total Current Assets..............................     32,135,121        35,806,988
PROPERTY, PLANT AND EQUIPMENT
  Land......................................................        221,543           221,543
  Buildings and improvements................................      3,981,154         3,981,154
  Machinery and equipment...................................     17,051,527        16,910,763
  Less allowance for depreciation...........................    (14,204,789)      (13,963,024)
                                                              -------------    --------------
                                                                  7,049,435         7,150,436
OTHER ASSETS
  Cash value of officers' life insurance....................      1,050,215         1,029,031
                                                              -------------    --------------
                                                              $  40,234,771    $   43,986,455
                                                              =============    ==============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable and accrued expenses...............  $   7,552,360    $    9,353,386
  Current portion of long-term debt.........................        668,496           833,750
  Dividends payable.........................................        151,421            75,710
  Contribution to profit-sharing plan.......................         66,000           260,000
  Income taxes payable......................................        222,249            87,472
  Employee compensation and related expenses................        195,897           186,788
                                                              -------------    --------------
          Total Current Liabilities.........................      8,856,423        10,797,106
LONG-TERM DEBT, less current portion........................        108,702         2,053,438
PROVISION FOR NONPENSION RETIREMENT BENEFITS................        163,000           163,000
DEFERRED INCOME TAXES.......................................        489,560           481,560
STOCKHOLDERS' EQUITY
Common stock:
  Par value $1 per share:
     Authorized 10,000,000 shares; Issued and outstanding
       shares -- 7,571,239 at June 30, 2002 and March 31,
       2002, respectively...................................      7,571,239         7,571,239
  Additional paid-in capital................................     27,707,309        27,707,309
  Retained deficit..........................................     (4,661,462)       (4,787,197)
                                                              -------------    --------------
          Total Stockholders' Equity........................     30,617,086        30,491,351
                                                              -------------    --------------
                                                              $  40,234,771    $   43,986,455
                                                              =============    ==============

                       FRIEDMAN INDUSTRIES, INCORPORATED

                CONSOLIDATED STATEMENTS OF EARNINGS -- UNAUDITED

                                                              THREE MONTHS ENDED JUNE 30,
                                                              ----------------------------
                                                                  2002            2001
                                                              ------------    ------------
Net sales...................................................  $25,561,298     $27,885,663
Costs and expenses
  Costs of goods sold.......................................   24,092,780      26,014,170
  General, selling and administrative costs.................    1,043,996       1,101,246
  Interest..................................................       30,114         109,082
                                                              -----------     -----------
                                                               25,166,890      27,224,498
Interest and other income...................................      (25,524)         (5,648)
                                                              -----------     -----------
Earnings before federal income taxes........................      419,932         666,813
Provision (benefit) for federal income taxes:
  Current...................................................      134,777         218,216
  Deferred..................................................        8,000           8,500
                                                              -----------     -----------
                                                                  142,777         226,716
                                                              -----------     -----------
Net earnings................................................  $   277,155     $   440,097
                                                              ===========     ===========
Average number of common shares outstanding:
  Basic.....................................................    7,571,239       7,568,839
  Diluted...................................................    7,571,239       7,568,839
Net earnings per share:
  Basic.....................................................  $      0.04     $      0.06
  Diluted...................................................  $      0.04     $      0.06

Cash dividends declared per common share....................  $      0.02     $      0.04

                       FRIEDMAN INDUSTRIES, INCORPORATED

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED

                                                              THREE MONTHS ENDED JUNE 30,
                                                              ----------------------------
                                                                  2002            2001
                                                              ------------    ------------
OPERATING ACTIVITIES
  Net earnings..............................................  $   277,155     $   440,097
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation...........................................      241,766         223,200
     Provision for deferred taxes...........................        8,000           8,500
  Decrease (increase) in operating assets:
     Accounts receivable....................................     (271,431)        764,561
     Inventories............................................    1,408,408       3,465,497
     Other current assets...................................      (53,600)        (59,713)
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses..................   (1,801,026)     (4,487,976)
     Current portion of long-term debt......................     (165,254)             --
     Contribution to profit-sharing plan payable............     (194,000)       (216,000)
     Employee compensation and related expenses.............        9,109         (55,598)
     Federal income taxes payable...........................      134,777          93,216
                                                              -----------     -----------
          NET CASH PROVIDED (USED) BY OPERATING
             ACTIVITIES.....................................     (406,096)        175,784
INVESTING ACTIVITIES
  Purchase of property, plant and equipment.................     (140,764)        (13,800)
  Increase in cash surrender value of officers' life
     insurance..............................................      (21,184)         (6,919)
                                                              -----------     -----------
          NET CASH USED IN INVESTING ACTIVITIES.............     (161,948)        (20,719)
FINANCING ACTIVITIES
  Cash dividends paid.......................................      (75,710)       (302,746)
  Principal payments on long-term debt......................   (2,014,229)       (200,000)
  Proceeds of long-term notes...............................       69,493              --
                                                              -----------     -----------
          NET CASH PROVIDED (USED) IN FINANCING
             ACTIVITIES.....................................   (2,020,446)       (502,746)
                                                              -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............   (2,588,490)       (347,681)
  Cash and cash equivalents at beginning of period..........    4,683,894         669,076
                                                              -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 2,095,404     $   321,395
                                                              ===========     ===========

                       FRIEDMAN INDUSTRIES, INCORPORATED

                     NOTES TO QUARTERLY REPORT -- UNAUDITED
                        THREE MONTHS ENDED JUNE 30, 2002

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended March 31, 2002.

NOTE B -- INVENTORIES

     Inventories consist of prime coil, non-standard coil and tubular materials. Prime coil inventory consists primarily of raw materials. Non-standard coil inventory is comprised primarily of finished goods. Tubular inventory consists of both raw materials and finished goods. Non-standard coil and tubular inventories are valued using the first-in, first-out method.

     Prime coil inventory ("prime inventory") is valued using the last-in, first-out (LIFO) method. Beginning April 1, 2002, the Company combined two prime inventory LIFO pools into one LIFO pool to consolidate inventories of similar characteristics. There was no cumulative effect and no material impact on income during each of the last five fiscal years resulting from this combination. For the quarter ended June 30, 2002, the impact on earnings due to this combination was not significant after giving effect to management's ordinary and customary consideration of the intended replacement of liquidated LIFO base period inventory.

NOTE C -- SEGMENT INFORMATION

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2002       2001
                                                              -------    -------
                                                                 IN THOUSANDS
Net sales
  Coil......................................................  $14,044    $14,011
  Tubular...................................................   11,517     13,875
                                                              -------    -------
          Total net sales...................................  $25,561    $27,886
                                                              =======    =======
Operating profit
  Coil (loss)...............................................  $   367    $   (64)
  Tubular...................................................      586      1,400
                                                              -------    -------
          Total operating profit............................      953      1,336
  Corporate expenses........................................      529        566
  Interest expense..........................................       30        109
  Interest & other income...................................      (26)        (6)
                                                              -------    -------
          Total earnings before taxes.......................  $   420    $   667
                                                              =======    =======
Segment assets
  Coil......................................................  $17,165    $18,543
  Tubular...................................................   19,659     23,169
                                                              -------    -------
                                                               36,824     41,712
  Corporate assets..........................................    3,411      1,578
                                                              -------    -------
          Total assets......................................  $40,235    $43,290
                                                              =======    =======

NOTE D --

     Effective April 1, 2002, the Company adopted FAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment or a business.

     In November 2001, the Company ceased operations at its Houston coil facility (the "facility"). To the extent possible, sales and production were transfered to other Company location. Machinery and equipment associated with the facility other than the overhead cranes attached to the buildings will be deployed at other Company locations. Land and buildings and improvements with carrying values net of accumulated depreciation of $35,942 and $69,969, respectively are expected to be sold in the next 12 months. Estimated proceeds are expected to exceed the net book value.

                       FRIEDMAN INDUSTRIES, INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
 THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     During the quarter ended June 30, 2002, sales, costs of goods sold and gross profit decreased $2,324,365, $1,921,390 and $402,975, respectively, from the comparable amounts recorded during the quarter ended June 30, 2001. The decreases in sales and costs of goods sold were related primarily to the Company's tubular operations. During the 2002 quarter, the Company experienced soft market conditions for its tubular products and services and accordingly, the average selling price per ton of tubular product sold declined approximately 13% and volume decreased by approximately 5% from levels recorded during the 2001 quarter. Management believes that these soft market conditions were related to the overall weakness in the energy sector of the United States economy. Sales of coil products during the 2002 quarter were approximately even with coil sales recorded during the 2001 quarter. The decrease in sales associated with the closure of the Houston coil facility in November 2001 was offset by the increase in sales relative to the XSCP Division which began operations in December 2001. A decline in gross profit of $805,832 related to tubular sales was partially offset by an increase in gross profit of $402,857 earned on coil product sales. During the 2002 quarter, coil operations benefited from improved market conditions, however, these operations were also adversely impacted by a shortage of coils available at reasonable costs.

     Interest expense decreased $78,968 from the comparable amount recorded during the 2001 quarter. This decrease was related primarily to a reduction in interest rates paid on borrowings and in debt associated with working capital requirements.

     Interest and other income increased $19,876 primarily as the result of a increase in invested cash positions during the 2002 quarter.

     Federal income taxes during the 2002 quarter decreased $83,939 from the comparable amount recorded during the 2001 quarter. This decrease was related to the decline in earnings before taxes as the effective tax rates were the same for both quarters.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company remained in a strong, liquid position at June 30, 2002. Current ratios were 3.6 and 3.3 at June 30, 2002 and March 31, 2002, respectively. Working capital was $23,278,698 at June 30, 2002 and $25,009,882 at March 31, 2002. During the quarter ended June 30, 2002, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Accordingly, cash, inventories, accounts payable and long-term debt declined $2,588,490, $1,408,408, $1,801,026 and $1,944,736, respectively. The Company expects to continue to monitor and evaluate these balance sheet components depending on changes in market conditions and the Company's operations.

     The Company has a credit arrangement with a bank which provides for a revolving line of credit facility (the "revolving facility") and a term credit facility (the "term facility"). Pursuant to the revolving facility which expires April 1, 2004, the Company may borrow up to $10 million at an interest rate no greater than the bank's prime rate. At June 30, 2002, the Company had no borrowings outstanding under the revolving facility. The amount outstanding under the term facility bears interest at a stated rate of LIBOR plus 1.25% and requires quarterly principal payments of $200,000 plus accrued interest through March 1, 2003. In July 1997, the Company entered into a swap transaction with the bank pursuant to which it exchanged the term facility's LIBOR-based interest rate obligation for a fixed interest rate obligation of 8% to remain in effect for the entire term of the term facility. As of June 30, 2002, the principal amount of indebtedness outstanding under the term facility was $.6 million.

     Notwithstanding the current market conditions, the Company believes its cash flows from operations and borrowing capability under its revolving facility are adequate to fund its expected cash requirements for the next twenty-four months.

CRITICAL ACCOUNTING POLICIES

     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy which requires significant estimates and judgments is the valuation of LIFO inventories in the Company's quarterly reporting. The quarterly valuation of inventory requires estimates of the year end quantities which is inherently difficult. Historically, these estimates have been materially correct. On an on-going basis, the Company evaluates estimates and judgments. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances.

FORWARD-LOOKING STATEMENTS

     From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1996) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future results of operations, future production capacity and product quality. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934. Actual results and trends in the future may differ materially depending on a variety of factors including but not limited to changes in the demand and prices of the Company products, changes in the demand for steel and steel products in general, and the Company's success in executing its internal operating plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not material

                       FRIEDMAN INDUSTRIES, INCORPORATED
                          QUARTER ENDED JUNE 30, 2002

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

     None

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a). Exhibits

        Exhibit 99.1    --  Informational Addendum to Report on Form 10-Q Pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002

     b). Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FRIEDMAN INDUSTRIES, INCORPORATED

Date August 13, 2002                        By        /s/ BEN HARPER
                                             -----------------------------------
                                                   Ben Harper, Senior Vice
                                                       President-Finance
                                                 (Chief Accounting Officer)

Date August 13, 2002                        By     /s/ HAROLD FRIEDMAN
                                             -----------------------------------
                                              Harold Friedman, Vice Chairman of
                                                           the Board

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                     DESCRIPTION
  -------                                   -----------
Exhibit 99.1    --  Informational Addendum to Report on Form 10-Q Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002