Form 10-Q
period 2002-09-30
FRIEDMAN INDUSTRIES INC
filed 2002-11-13
CIK 39092

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                               Yes  X     No ___

     At September 30, 2002, the number of shares outstanding of the issuer's only class of stock was 7,571,239 shares of Common Stock.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

                       FRIEDMAN INDUSTRIES, INCORPORATED
                    CONSOLIDATED BALANCE SHEETS -- UNAUDITED

                                     ASSETS

                                                              SEPTEMBER 30, 2002   MARCH 31, 2002
                                                              ------------------   --------------
CURRENT ASSETS
  Cash and cash equivalents.................................     $  3,428,509       $  4,683,894
  Accounts receivable.......................................        8,314,756          7,485,217
  Inventories -- Note B.....................................       22,175,052         23,502,201
  Prepaid expenses and other current assets.................          388,349            135,676
                                                                 ------------       ------------
          Total Current Assets..............................       34,306,666         35,806,988
PROPERTY, PLANT AND EQUIPMENT
  Land......................................................          221,543            221,543
  Buildings and improvements................................        3,992,034          3,981,154
  Machinery and equipment...................................       17,127,945         16,910,763
  Less allowance for depreciation...........................      (14,445,389)       (13,963,024)
                                                                 ------------       ------------
                                                                    6,896,133          7,150,436
OTHER ASSETS
  Cash value of officers' life insurance....................        1,161,258          1,029,031
                                                                 ------------       ------------
                                                                 $ 42,364,057       $ 43,986,455
                                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable and accrued expenses...............     $  9,416,434       $  9,353,386
  Current portion of long-term debt.........................          468,496            833,750
  Dividends payable.........................................          151,461             75,710
  Contribution to profit-sharing plan.......................          132,000            260,000
  Income taxes payable......................................           10,875             87,472
  Deferred credit for LIFO replacement......................          195,647                 --
  Employee compensation and related expenses................          302,339            186,788
                                                                 ------------       ------------
          Total Current Liabilities.........................       10,677,252         10,797,106
LONG-TERM DEBT, less current portion........................           91,578          2,053,438
PROVISION FOR NONPENSION RETIREMENT BENEFITS................          163,000            163,000
DEFERRED INCOME TAXES.......................................          497,560            481,560
STOCKHOLDERS' EQUITY
Common stock:
  Par value $1 per share:
     Authorized 10,000,000 shares; Issued and outstanding
       shares -- 7,571,239 at September 30, 2002 and March
       31, 2002, respectively...............................        7,571,239          7,571,239
  Additional paid-in capital................................       27,707,309         27,707,309
  Retained deficit..........................................       (4,343,881)        (4,787,197)
                                                                 ------------       ------------
          Total Stockholders' Equity........................       30,934,667         30,491,351
                                                                 ------------       ------------
                                                                 $ 42,364,057       $ 43,986,455
                                                                 ============       ============

                       FRIEDMAN INDUSTRIES, INCORPORATED

                CONSOLIDATED STATEMENTS OF EARNINGS -- UNAUDITED

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------   -------------------------
                                              2002          2001          2002          2001
                                           -----------   -----------   -----------   -----------
Net sales................................  $27,776,049   $24,975,561   $53,337,347   $52,861,224
Costs and expenses
  Costs of goods sold....................   25,969,922    23,276,854    50,062,702    49,291,024
  General, selling and administrative
     costs...............................    1,097,760     1,026,197     2,141,756     2,127,443
  Interest...............................       12,434        79,867        42,548       188,949
                                           -----------   -----------   -----------   -----------
                                            27,080,116    24,382,918    52,247,006    51,607,416
Interest and other income................      (14,735)       (9,354)      (40,259)      (15,002)
                                           -----------   -----------   -----------   -----------
Earnings before federal income taxes.....      710,668       601,997     1,130,600     1,268,810
Provision for federal income taxes:
  Current................................      233,626       196,178       368,403       414,394
  Deferred...............................        8,000         8,500        16,000        17,000
                                           -----------   -----------   -----------   -----------
                                               241,626       204,678       384,403       431,394
                                           -----------   -----------   -----------   -----------
Net earnings.............................  $   469,042   $   397,319   $   746,197   $   837,416
                                           ===========   ===========   ===========   ===========
Average number of common shares
  outstanding:
  Basic..................................    7,571,239     7,568,839     7,571,239     7,568,839
  Diluted................................    7,571,239     7,568,839     7,571,239     7,568,839
Net earnings per share:
  Basic..................................  $      0.06   $      0.05   $      0.10   $      0.11
  Diluted................................  $      0.06   $      0.05   $      0.10   $      0.11

Cash dividends declared per common
  share..................................  $      0.02   $      0.03   $      0.04   $      0.07

                       FRIEDMAN INDUSTRIES, INCORPORATED

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED

                                                                   SIX MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 2002           2001
                                                              -----------    -----------
OPERATING ACTIVITIES
  Net earnings..............................................  $   746,197    $   837,416
  Adjustments to reconcile net earnings to cash provided by
     operating activities:
     Depreciation...........................................      482,366        446,400
     Provision for deferred taxes...........................       16,000         17,000
  Decrease (increase) in operating assets:
     Accounts receivable....................................     (829,539)     1,607,435
     Inventories............................................    1,327,149      3,431,747
     Other..................................................     (252,673)      (122,273)
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses..................       63,048     (4,954,227)
     Contribution to profit-sharing plan....................     (128,000)      (144,000)
     Employee compensation and related expenses.............      115,551         23,468
     Federal income taxes payable...........................      (76,597)       (75,606)
     Deferred credit for LIFO replacement...................      195,647        572,396
                                                              -----------    -----------
          NET CASH PROVIDED (USED) BY OPERATING
             ACTIVITIES.....................................    1,659,149      1,639,756
INVESTING ACTIVITIES
  Purchase of property, plant and equipment.................     (228,062)      (293,009)
  (Increase) decrease in cash value of officers' life
     insurance..............................................     (132,227)       (21,184)
                                                              -----------    -----------
          NET CASH PROVIDED (USED) IN INVESTING
             ACTIVITIES.....................................     (360,289)      (314,193)
FINANCING ACTIVITIES
  Cash dividends paid.......................................     (227,131)      (605,491)
  Principal payments on notes payable.......................   (2,431,353)      (400,000)
  Increase in notes payable.................................      104,239             --
                                                              -----------    -----------
          NET CASH PROVIDED (USED) IN FINANCING
             ACTIVITIES.....................................   (2,554,245)    (1,005,491)
                                                              -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............   (1,255,385)       320,072
  Cash and cash equivalents at beginning of period..........    4,683,894        669,076
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 3,428,509    $   989,148
                                                              ===========    ===========

                       FRIEDMAN INDUSTRIES, INCORPORATED

                     NOTES TO QUARTERLY REPORT -- UNAUDITED
                      SIX MONTHS ENDED SEPTEMBER 30, 2002

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended March 31, 2002.

NOTE B -- INVENTORIES

     Inventories consist of prime coil, non-standard coil and tubular materials. Prime coil inventory ("prime inventory") consists primarily of raw materials, non-standard coil inventory consists primarily of finished goods and tubular inventory consists of both raw materials and finished goods. Prime inventory is valued using the last-in, first-out (LIFO) method and non-standard coil and tubular inventories are valued using the first-in, first-out method.

     Beginning April 1, 2002, the Company combined two prime inventory LIFO pools into one LIFO pool to consolidate inventories of similar characteristics. There was no cumulative effect and no material impact on income during each of the last five fiscal years resulting from the combination. This combination did not significantly affect earnings for the quarter or the six months ended September 30, 2002.

     LIFO inventories were liquidated during each of the quarters ended September 30, 2001 and September 30, 2002. In connection with the replacement of these liquidations, the Company charged costs of goods sold and recorded a deferred credit for $572,396 and $195,647 at September 30, 2001 and September 30, 2002, respectively. During the quarter ended September 30, 2001, the Company recorded an increase in earnings before taxes of approximately $131,000 due to the liquidation and non-replacement of LIFO inventories carried at costs prevailing in preceding years as compared to current cost at September 30, 2001.

NOTE C -- SEGMENT INFORMATION -- UNAUDITED

                                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                        ------------------   ------------------
                                                         2002       2001      2002       2001
                                                        -------    -------   -------    -------
                                                           IN THOUSANDS         IN THOUSANDS
Net sales
  Coil................................................  $16,361    $12,251   $30,405    $26,261
  Tubular.............................................   11,415     12,725    22,932     26,600
                                                        -------    -------   -------    -------
          Total net sales.............................  $27,776    $24,976   $53,337    $52,861
                                                        =======    =======   =======    =======
Operating profit
  Coil................................................  $   573    $   260   $   940    $   196
  Tubular.............................................      721        887     1,307      2,287
                                                        -------    -------   -------    -------
          Total operating profit......................    1,294      1,147     2,247      2,483
  Corporate expenses..................................      584        474     1,113      1,040
  Interest expense....................................       13         80        43        189
  Interest & other income.............................      (14)        (9)      (40)       (15)
                                                        -------    -------   -------    -------
          Total earnings before taxes.................  $   711    $   602   $ 1,131    $ 1,269
                                                        =======    =======   =======    =======

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2002       2001
                                                              -------    -------
Segment assets
  Coil......................................................  $19,818    $18,250
  Tubular...................................................   17,880     22,993
                                                              -------    -------
                                                               37,698     41,243
  Corporate assets..........................................    4,666      2,038
                                                              -------    -------
          Total assets......................................  $42,364    $43,281
                                                              =======    =======

NOTE D -- ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     Effective April 1, 2002, the Company adopted FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment or a business.

     In November 2001, the Company ceased operations at its Houston coil facility (the "facility"). To the extent possible, sales and production were transferred to other Company locations. Machinery and equipment associated with the facility other than the overhead cranes attached to the buildings will be deployed at other Company locations. Land and buildings and improvements with carrying values net of accumulated depreciation of $35,942 and $69,969, respectively are expected to be sold in the next 12 months. Estimated proceeds are expected to exceed the net book value.

                       FRIEDMAN INDUSTRIES, INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30,
                                      2001

     During the six months ended September 30, 2002, sales and costs of goods sold increased $476,123 and $771,678, respectively, and related gross profit declined $295,555 from the comparable amounts recorded during the six months ended September 30, 2001. During the 2002 period, an increase of $4,143,727 in sales of coil products was offset by a decrease of $3,667,604 in sales of tubular products. Tons of coil products sold increased approximately 12% and the average per ton selling price increased approximately 4% from the levels recorded during the 2001 period. A decline in coil sales associated with the closure of the Houston coil facility in November 2001 was more than offset by an increase in sales relative to the XSCP Division which began operations in December 2001. During the 2002 period, tubular tons sold and the average selling price per ton declined approximately 5% and 9%, respectively. Coil operations benefited from somewhat stronger market conditions while tubular operations were adversely impacted by soft market conditions during the 2002 period. Management believes the soft market conditions for tubular products were related to the overall weakness in the energy sector of the United States economy. An increase in gross profit of $688,518 related to coil operations was offset by a decline in gross profit of $984,073 associated with tubular operations. Gross profits as a percentage of sales were approximately 6.8% and 6.1% during the 2001 and 2002 periods, respectively. This decrease was related primarily to reduced margins experienced by tubular operations.

     Interest expense decreased $146,401 from the amount recorded during the 2001 period. This decrease was primarily related to a reduction in interest rates paid on borrowings and in long-term debt.

     Interest and other income increased $25,257 from the 2001 period amount primarily as a result of an increase in invested cash positions during the 2002 period.

     Federal income taxes decreased $46,991 from the comparable amount recorded during the 2001 period. This decrease was related to the decrease in earnings before taxes as the effective tax rates were the same for both periods.

 THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER
                                    30, 2001

     During the quarter ended September 30, 2002, sales, costs of goods sold and gross profit increased $2,800,488, $2,693,068 and $107,420, respectively, from the comparable amounts recorded during the quarter ended September 30, 2001. During the 2002 quarter, an increase of $4,110,533 in sales of coil products was partially offset by a decrease of $1,310,045 in sales of tubular products. Tons of coil products sold and the average per ton selling price increased approximately 21% and 10%, respectively, from the levels recorded during the 2001 quarter. A decline in coil sales associated with the closure of the Houston coil facility in November 2001 was more than offset by an increase in sales relative to the XSCP Division which began operations in December 2001. During the 2002 period, tubular tons sold decreased approximately 6% and the average selling price per ton declined approximately 5% from respective amounts recorded in the 2001 quarter. Coil operations benefited from somewhat stronger market conditions while tubular operations were adversely impacted by soft market conditions during the 2002 quarter. Management believes the soft market conditions for tubular products were related to the overall weakness in the energy sector of the United States economy. An increase in gross profit of $285,662 related to coil operations was offset by a decline in gross profit of $178,242 associated with tubular operations. Gross profits as a percentage of sales were approximately 6.8% and 6.5% during the 2001 and 2002 quarters, respectively.

     Interest expense decreased $67,433 from the amount recorded during the 2001 quarter. This decrease was related primarily to a decrease in long term debt.

     Federal income taxes increased $36,948 from the comparable amount recorded during the 2001 quarter. This increase was related to the increase in earnings before taxes as the effective tax rates were the same for both quarters.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company remained in a strong, liquid position at September 30, 2002. Current ratios were 3.2 and 3.3 at September 30, 2002 and March 31, 2002, respectively. Working capital was $23,629,414 at September 30, 2002 and $25,009,882 at March 31, 2002. During the quarter ended September 30, 2002, the Company maintained assets and liabilities at levels it believed were commensurate with operations. The Company expects to continue to monitor and evaluate these balance sheet components depending on changes in market conditions and the Company's operations.

     The Company has a credit arrangement with a bank which provides for a revolving line of credit facility (the "revolving facility") and a term credit facility (the "term facility"). Pursuant to the revolving facility which expires April 1, 2004, the Company may borrow up to $10 million at an interest rate no greater than the bank's prime rate. At September 30, 2002, the Company had no borrowings outstanding under the revolving facility. The amount outstanding under the term facility bears interest at a stated rate of LIBOR plus 1.25% and requires quarterly principal payments of $200,000 plus accrued interest through March 1, 2003. In July 1997, the Company entered into a swap transaction with the bank pursuant to which it exchanged the term facility's LIBOR-based interest rate obligation for a fixed interest rate obligation of 8% to remain in effect for the entire term of the term facility. As of September 30, 2002, the principal amount of indebtedness outstanding under the term facility was $0.4 million.

     Notwithstanding the current market conditions, the Company believes its cash flows from operations and borrowing capability under its revolving facility are adequate to fund its expected cash requirements for the next twenty-four months.

CRITICAL ACCOUNTING POLICIES

     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy which requires significant estimates and judgments is the valuation of LIFO inventories in the Company's quarterly reporting. The quarterly valuation of inventory requires estimates of the year end quantities which is inherently difficult. Historically, these estimates have been materially correct. On an ongoing basis, the Company evaluates estimates and judgments. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances.

FORWARD-LOOKING STATEMENTS

     From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1996) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future results of operations, future production capacity and product quality. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934. Actual results and trends in the future may differ materially depending on a variety of factors including but not limited to changes in the demand and prices of the Company products, changes in the demand for steel and steel products in general and the Company's success in executing its internal operating plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not material.

ITEM 4. CONTROLS AND PROCEDURES

     Based on an evaluation of the disclosure controls and procedures conducted within 90 days prior to the filing date of this report on Form 10-Q, the principal executive officer and principal financial officer of the Company have concluded that the disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in the internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation thereof.

                       FRIEDMAN INDUSTRIES, INCORPORATED
                      SIX MONTHS ENDED SEPTEMBER 30, 2002

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable

ITEM 2. CHANGES IN SECURITIES

     a). Not applicable

     b). Not applicable

     c). Not applicable

     d). Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     a). Not applicable

     b). Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on September 4, 2002, the Company's shareholders elected eight directors to the Company's Board of Directors. The number of shares voted for and withheld with respect to the election of each director was as follows:

                         NAME                          SHARES VOTED FOR   SHARES WITHHELD
                         ----                          ----------------   ---------------
Jack Friedman.........................................    6,859,146           39,888
Harold Friedman.......................................    6,858,351           40,683
William E. Crow.......................................    6,859,146           39,888
Charles W. Hall.......................................    6,859,146           39,888
Alan M. Rauch.........................................    6,859,146           39,888
Hershel M. Rich.......................................    6,859,146           39,888
Kirk K. Weaver........................................    6,859,146           39,888
Joe L. Williams.......................................    6,859,146           39,888

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a). Exhibits

          99.1 -- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jack Friedman

          99.2 -- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

     b). Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FRIEDMAN INDUSTRIES, INCORPORATED

Date November 13, 2002                      By        /s/  BEN HARPER
                                            ------------------------------------
                                                  Ben Harper, Senior Vice
                                                     President-Finance
                                                 (Chief Accounting Officer)

Date November 13, 2002                      By      /s/  HAROLD FRIEDMAN
                                            ------------------------------------
                                                Harold Friedman, Vice Chairman
                                            of the Board

I, Jack Friedman, the Chairman of the Board and Chief Executive Officer of Friedman Industries, Incorporated, a Texas corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Friedman Industries, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002                    /s/  JACK FRIEDMAN
                                            Chairman of the Board and
                                            Chief Executive Officer

I, Ben Harper, Senior Vice President-Finance and Secretary/Treasurer of Friedman Industries, Incorporated, a Texas corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Friedman Industries, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002                    /s/  BEN HARPER
                                            Senior Vice President-Finance and
                                            Secretary/Treasurer

                                 EXHIBIT INDEX

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
      Exhibit 99.1        -- Certification Pursuant to 18 U.S.C. Section 1350, as
                             Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act
                             of 2002, signed by Jack Friedman

      Exhibit 99.2        -- Certification Pursuant to 18 U.S.C. Section 1350, as
                             Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act
                             of 2002, signed by Ben Harper