Form 10-Q
period 2002-12-31
FRIEDMAN INDUSTRIES INC
filed 2003-02-13
CIK 39092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from the Transition period from to

Commission file number 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

Texas	74-1504405
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

4001 Homestead Road, Houston, Texas 77028-5585

(Address of principal executive office zip code)

Registrant’s telephone number, including area code (713) 672-9433

Former name, former address and former fiscal year, if changed since last report

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  ✓     No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126b-2 of the Exchange Act).

Yes            No  ✓

      At December 31, 2002, the number of shares outstanding of the issuer’s only class of stock was 7,573,239 shares of Common Stock.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FRIEDMAN INDUSTRIES, INCORPORATED

CONSOLIDATED BALANCE SHEETS — UNAUDITED

ASSETS

	December 31, 2002	March 31, 2002

CURRENT ASSETS

Cash and cash equivalents	$161,471	$4,683,894

Accounts receivable	8,033,092	7,485,217

Inventories — Note B	24,826,861	23,502,201

Prepaid expenses and other current assets	395,027	135,676

Total Current Assets	33,416,451	35,806,988
PROPERTY, PLANT AND EQUIPMENT

Land	437,793	221,543

Buildings and improvements	3,992,034	3,981,154

Machinery and equipment	17,179,593	16,910,763

Less allowance for depreciation	(14,686,589)	(13,963,024)

	6,922,831	7,150,436
OTHER ASSETS

Cash value of officers’ life insurance	1,161,258	1,029,031

	$41,500,540	$43,986,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Trade accounts payable and accrued expenses	$8,886,302	$9,353,386

Current portion of long-term debt	268,496	833,750

Dividends payable	227,191	75,710

Contribution to profit-sharing plan	198,000	260,000

Income taxes payable	94,007	87,472

Employee compensation and related expenses	158,798	186,788

Total Current Liabilities	9,832,794	10,797,106

LONG-TERM DEBT, less current portion	74,453	2,053,438

PROVISION FOR NONPENSION RETIREMENT BENEFITS	163,000	163,000

DEFERRED INCOME TAXES	517,560	481,560
STOCKHOLDERS’ EQUITY

Common stock:

Par value $1 per share:

Authorized 10,000,000 shares; Issued and outstanding shares — 7,573,239 and 7,571,239 at December 31, 2002 and March 31, 2002, respectively	7,573,239	7,571,239

Additional paid-in capital	27,710,369	27,707,309

Retained deficit	(4,370,875)	(4,787,197)

Total Stockholders’ Equity	30,912,733	30,491,351

	$41,500,540	$43,986,455

FRIEDMAN INDUSTRIES, INCORPORATED

CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net sales	$25,418,779	$20,483,410	$78,756,126	$73,344,634
Costs and expenses

Costs of goods sold	24,173,277	19,701,739	74,235,979	68,992,763

General, selling and administrative costs	946,498	1,025,887	3,088,254	3,153,330

Interest	4,470	54,309	47,018	243,258

	25,124,245	20,781,935	77,371,251	72,389,351

Interest and other income	(8,795)	(4,302)	(49,054)	(19,304)

Earnings (loss) before federal income taxes	303,329	(294,223)	1,433,929	974,587

Provision (benefit) for federal income taxes:

Current	83,132	(108,534)	451,535	305,860

Deferred	20,000	8,500	36,000	25,500

	103,132	(100,034)	487,535	331,360

Net earnings (loss)	$200,197	$(194,189)	$946,394	$643,227

Average number of common shares outstanding:

Basic	7,573,239	7,571,239	7,573,239	7,571,239

Diluted	7,573,239	7,571,239	7,573,239	7,571,239

Net earnings (loss) per share:

Basic	$0.03	$(0.03)	$0.12	$0.08

Diluted	$0.03	$(0.03)	$0.12	$0.08

Cash dividends declared per common share	$0.03	$0.03	$0.07	$0.10

FRIEDMAN INDUSTRIES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended
	December 31,

	2002	2001

OPERATING ACTIVITIES

Net earnings	$946,394	$643,227

Adjustments to reconcile net earnings to cash provided by operating activities:

Depreciation	723,565	672,601

Provision for deferred taxes	36,000	25,500

Decrease (increase) in operating assets:

Accounts receivable	(547,875)	4,600,519

Inventories	(1,324,660)	2,455,570

Other	(259,351)	(36,998)

Increase (decrease) in operating liabilities:

Accounts payable and accrued expenses	(467,084)	(3,925,198)

Current portion of long term debt	—	33,750

Contribution to profit-sharing plan	(62,000)	(94,340)
Employee compensation and related expenses	(27,993)	(222,922)

Deferred credit for LIFO replacement	—	625,106

Federal income taxes	6,535	(127,209)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(976,469)	4,649,606
INVESTING ACTIVITIES

Purchase of property, plant and equipment	(495,961)	(1,004,364)

(Increase) decrease in cash value of officers’ life insurance	(132,227)	(22,968)

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(628,188)	(1,027,332)
FINANCING ACTIVITIES

Cash dividends paid	(378,592)	(832,622)

Principal payments on notes payable	(2,648,473)	(2,605,625)

Proceeds from notes payable	104,239	67,500

Exercise of stock options	5,060	5,878

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(2,917,766)	(3,364,869)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,522,423)	257,405

Cash and cash equivalents at beginning of period	4,683,894	669,076

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$161,471	$926,481

FRIEDMAN INDUSTRIES, INCORPORATED

NOTES TO QUARTERLY REPORT — UNAUDITED

Nine Months Ended December 31, 2002

NOTE A — BASIS OF PRESENTATION

      The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended March 31, 2002.

NOTE B — INVENTORIES

      Inventories consist of prime coil, non-standard coil and tubular materials. Prime coil inventory (“prime inventory”) consists primarily of raw materials, non-standard coil inventory consists primarily of finished goods and tubular inventory consists of both raw materials and finished goods. Prime inventory is valued using the last-in, first-out (“LIFO”) method and non-standard coil and tubular inventories are valued using the first-in, first-out method.

      Beginning April 1, 2002, the Company combined two prime inventory LIFO pools into one LIFO pool to consolidate inventories of similar characteristics. There was no cumulative effect and no material impact on income during each of the last five fiscal years resulting from the combination. This combination did not significantly affect earnings for the quarter or the nine months ended December 31, 2002.

      During the nine months ended December 31, 2001, a liquidation of the base period LIFO inventories was experienced and a portion of this liquidation was replaced by fiscal year end. Accordingly, costs of goods sold was charged and a deferred credit was established for the difference ($625,106) between the estimated replacement cost and the liquidated LIFO base. LIFO inventories that were not replaced resulted in a liquidation of LIFO inventories carried at costs prevailing in preceding years as compared to current costs, the effect of which increased costs of goods sold and decreased earnings before taxes by approximately $230,000.

NOTE C — SEGMENT INFORMATION — UNAUDITED

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

	in thousands		in thousands
Net sales

Coil	$15,068	$10,854	$45,473	$37,116

Tubular	10,351	9,629	33,283	36,229

Total net sales	$25,419	$20,483	$78,756	$73,345

Operating profit

Coil	$85	$130	$1,025	$326

Tubular	615	32	1,922	2,319

Total operating profit	700	162	2,947	2,645

Corporate expenses	402	406	1,515	1,446

Interest expense	4	54	47	243

Interest & other income	(9)	(4)	(49)	(19)

Total earnings before taxes	$303	$(294)	$1,434	$975

	December 31,

	2002	2001

	in thousands
Segment assets

Coil	$20,343	$18,847

Tubular	19,585	20,582

	$39,928	$39,429
Corporate assets	1,573	2,175

Total assets	$41,501	$41,604

NOTE D — ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

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

      In November 2001, the Company ceased operations at its Houston coil facility (the “facility”). To the extent possible, sales and production were transferred to other Company locations. Machinery and equipment associated with the facility other than the overhead cranes attached to the buildings will be deployed at other Company locations. Land and buildings and improvements with carrying values of $35,942 and $69,969, respectively, are expected to be sold in the next 12 months. Estimated proceeds are expected to exceed the net book value.

FRIEDMAN INDUSTRIES, INCORPORATED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine Months Ended December 31, 2002 Compared To Nine Months Ended December 31, 2001

     During the nine months ended December 31, 2002, sales and costs of goods sold increased $5,411,492 and $5,243,216, respectively, and related gross profit increased $168,276 from the comparable amounts recorded during the nine months ended December 31, 2001. During the 2002 period, an increase of $8,357,201 in sales of coil products was offset by a decrease of $2,945,709 in sales of tubular products. Tons of coil products sold increased approximately 14% and the average per ton selling price increased approximately 7% from the levels recorded during the 2001 period. A decline in coil sales associated with the closure of the Houston coil facility in November 2001 was more that offset by an increase in sales attributable to the XSCP Division that began operations in December 2001. During the 2002 period, tubular tons sold and the average selling price per ton declined approximately 3% and 5%, respectively. Coil operations benefited from somewhat stronger market conditions while tubular operations were adversely impacted by soft market conditions during the 2002 period. Management believes that the soft market conditions for tubular products were related to the overall weakness in the energy sector of the United States economy. An increase in gross profit of $568,964 related to coil operations was offset by a decline in gross profit of $400,688 associated with tubular operations. Gross profits as a percentage of sales were approximately 5.7% and 5.9% during the 2002 and 2001 periods, respectively.

     Interest expense decreased $196,240 from the amount recorded during the 2001 period. This decrease was primarily related to reductions in both short-term and long-term debt and lower interest rates associated with such borrowings.

     Interest and other income increased $29,750 from the 2001 period amount primarily as a result of an increase in invested cash positions during the 2002 period.

     Federal income taxes increased $156,175 from the comparable amount recorded during the 2001 period. This increase was primarily related to the increase in earnings before taxes as the effective tax rates were the same for both periods.

Three Months Ended December 31, 2002 Compared To Three Months Ended December 31, 2001

     During the quarter ended December 31, 2002, sales, costs of goods sold and gross profit increased $4,935,369, $4,471,538 and $463,831, respectively, from the comparable amounts recorded during the quarter ended December 31, 2001. The increases in sales and costs of goods sold were related primarily to coil operations. Sales of coil products and related costs of goods sold increased $4,213,475 and $4,333,028, respectively, the effect of which decreased gross profit by $119,553. This decrease was related primarily to losses incurred on sales of non-standard coils. Decreased gross profit earned on coil products was offset by an increase of in gross profit earned on tubular products of $583,384. During the 2002 quarter, the Company’s tubular operation benefited from somewhat stronger market conditions as compared to market conditions in the 2001 quarter. Gross profits as a percentage of sales were approximately 4.9% and 3.8% during the 2002 and 2001 quarters, respectively. This improvement was related primarily to improved results associated with the tubular operation.

     Interest expense decreased $49,839 from the amount recorded during the 2001 quarter. This decrease was related primarily to a decrease in both short and long-term debt.

     Federal income taxes increased $203,166 from the comparable amount recorded during the 2001 quarter. This increase was primarily related to the increase in earnings before taxes as the effective tax rates were the same for both quarters.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

      The Company remained in a strong, liquid position at December 31, 2002. Current ratios were 3.4 and 3.3 at December 31, 2002 and March 31, 2002, respectively. Working capital was $23,583,657 at December 31, 2002 and $25,009,882 at March 31, 2002. During the nine months ended December 31, 2002, the Company primarily used its cash to pay down both long-term and short-term debt and to support operating activities. At December 31, 2002, the Company maintained assets and liabilities at levels it believed were commensurate with operations. The Company expects to continue to monitor and evaluate these balance sheet components depending on changes in market conditions and the Company’s operations.

      The Company has a credit arrangement with a bank which provides for a revolving line of credit facility (the “revolving facility”) and a term credit facility (the “term facility”). Pursuant to the revolving facility which expires April 1, 2004, the Company may borrow up to $10 million at an interest rate no greater than the bank’s prime rate. At December 31, 2002, the Company had no borrowings outstanding under the revolving facility. The amount outstanding under the term facility bears interest at a stated rate of LIBOR plus 1.25% and requires quarterly principal payments of $200,000 plus accrued interest through March 1, 2003. In July 1997, the Company entered into a swap transaction with the bank pursuant to which it exchanged the term facility’s LIBOR-based interest rate obligation for a fixed interest rate obligation of 8% to remain in effect for the entire term of the term facility. As of December 31, 2002, the principal amount of indebtedness outstanding under the term facility was $200,000.

     During the quarter ended December 31, 2002, the Company exercised its right under a lease agreement to purchase approximately 68 acres of land on which its tubular operations are located for $214,338. This land was previously leased from Lone Star Steel Company.

      Notwithstanding the current market conditions, the Company believes its cash flows from operations and borrowing capability under its revolving facility are adequate to fund its expected cash requirements for the next twenty-four months.

CRITICAL ACCOUNTING POLICIES

      The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy which requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventory requires estimates of the year end quantities which is inherently difficult. Historically, these estimates have been materially correct. On an ongoing basis, the Company evaluates estimates and judgments. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances.

FORWARD-LOOKING STATEMENTS

      From time to time, the Company may make certain statements that contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1996) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future results of operations, future production capacity and product quality. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company’s filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934. Actual results and trends in the future may differ materially depending on a variety of factors including but not limited to changes in the demand and prices of the Company products, changes in the demand for steel and steel products in general and the Company’s success in executing its internal operating plans.

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

Nine Months Ended December 31, 2002

Part II — OTHER INFORMATION

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

      None

Item 5. Other Information

      Not applicable

Item 6. Exhibits and Reports on Form 8-K

a). Exhibits

99.1 —	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jack Friedman

99.2 —	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

b). Reports on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED
Date February 13, 2003
	By	/s/ BEN HARPER

Ben Harper, Senior Vice President-Finance
(Chief Accounting Officer)
Date February 13, 2003
	By	/s/ HAROLD FRIEDMAN

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 13, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 13, 2003

/s/ BEN HARPER
Senior Vice President-Finance and
Secretary/Treasurer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 99.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Jack Friedman

Exhibit 99.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Ben Harper