Form 10-K
period 2003-03-31
FRIEDMAN INDUSTRIES INC
filed 2003-06-30
CIK 39092

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2003

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

                                  X
                                -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                             Yes           No   X
                                 -----        -----

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 2002 (computed by reference to the closing price on the American Stock Exchange on such date), was approximately $11,718,000.

     The number of shares of the registrant's Common Stock outstanding at June 17, 2003 was 7,573,239 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 2003 -- Part II.

     Proxy Statement for the 2003 Annual Meeting of Shareholders -- Part III.

                                     PART I

ITEM 1. BUSINESS

     Friedman Industries, Incorporated (the "Company"), a Texas corporation incorporated in 1965, is engaged in pipe manufacturing and processing, steel processing and steel and pipe distribution.

     The Company has two product and service groups: coil and tubular products. Significant financial information relating to the Company's product and service groups for the last three years is contained in Note 7 of the Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2003, which financial statements are incorporated herein by reference in Item 8 hereof.

  Coil Products

     The Company purchases hot-rolled steel coils, processes the coils into flat, finished sheet and plate and sells these products on a wholesale, rapid-delivery basis in competition with steel mills, importers and steel service centers. The Company also processes customer-owned coils on a fee basis. The Company has coil processing plants located at Lone Star, Texas and Hickman, Arkansas. At each plant, the steel coils are processed through a cut-to-length line which levels the steel and cuts it to prescribed lengths. The Company's processing machinery is heavy, mill-type equipment capable of processing steel coils weighing up to 25 tons. Coils are processed to the specifications required for a particular order. Shipments are made via unaffiliated truckers or by rail and, in times of normal supply and market conditions, can generally be made within 48 hours of receipt of the customer's order.

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

     At the Company's Hickman facility, the Company warehouses and processes hot-rolled steel coils which are purchased primarily from Nucor Steel Company ("NSC"), which is located approximately one-half mile from the Hickman facility. In addition, the Company's XSCP Division located in Hickman purchases and markets non-standard hot-rolled coils received from NSC. Loss of NSC as a source of coil supply could have a material adverse effect on the Company's business.

     At the Lone Star facility, the Company maintains three cut-to-length lines and a coil-to-coil 2-Hi temper pass mill. This equipment is capable of processing steel up to 72 inches wide and up to one-half inch thick. The Hickman facility operates a cut-to-length line which has 72 inch wide and one-half inch thick capability. The Company also operates a 2-Hi temper pass mill at the Hickman facility that is capable of processing steel up to 72 inches wide and one-half inch thick in a coil-to-coil mode or directly from coil to cut-to-length processing.

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

  Marketing

     The following table sets forth the approximate percentage of total sales contributed by each group of products and services during each of the Company's last three fiscal years:

                 PRODUCT AND SERVICE GROUPS                   2003    2002    2001
                 --------------------------                   ----    ----    ----
Coil Products...............................................   57%     53%     57%
Tubular Products............................................   43%     47%     43%

     Coil Products. The Company's coil products are sold to approximately 310 customers located primarily in the midwestern, southwestern and southeastern sections of the United States. The Company's principal customers for these products and services are steel distributors and customers fabricating steel products such as storage tanks, steel buildings, farm machinery and equipment, construction equipment, transportation equipment, conveyors and other similar products. During each of the fiscal years ended March 31, 2003, 2002 and 2001, six, six and seven customers, respectively, accounted for approximately 25% of the Company's sales of coil products. No coil product customer accounted for as much as 10% of the Company's total sales during those years.

     The Company sells substantially all of its coil products through its own sales force. At March 31, 2003, the sales force was comprised of a vice president and four professional sales personnel under the direction of the senior vice president of sales and marketing. Salesmen are paid on a salary and commission basis.

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

     Tubular Products. Tubular products are sold nationally to approximately 320 customers. The Company's principal customers of these products are steel and pipe distributors, piling contractors and LSS. Sales of pipe to LSS accounted for approximately 12% of the Company's total sales in fiscal 2003.

     The Company sells its tubular products through its own sales force comprised of four professional sales personnel under the direction of the senior vice president of sales and marketing. Salesmen are paid on a salary and commission basis.

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

     The Company believes that in times of normal supply and market conditions its ability to compete is dependent upon its ability to offer products at prices competitive with or below those of other steel suppliers, as well as its ability to provide products meeting customer specifications on a rapid-delivery basis.

  Employees

     At March 31, 2003, the Company had approximately 140 full-time employees.

  Executive Officers of the Company

     The following table sets forth the name, age, officer positions and family relationships, if any, of each executive officer of the Company and period during which each officer has served in such capacity:

                                     POSITION, OFFICES WITH THE COMPANY
         NAME          AGE            AND FAMILY RELATIONSHIPS, IF ANY
         ----          ---           ----------------------------------
  Jack Friedman.....   82    Chairman of the Board of Directors and Chief
                               Executive Officer since 1970, Director since
                               1965, brother of Harold Friedman
  Harold Friedman...   73    Vice Chairman since 1995, formerly President and
                               Chief Operating Officer since 1975, Executive
                               Vice President from 1973 to 1975, Director since
                               1965, brother of Jack Friedman
  William E. Crow...   56    President and Chief Operating Officer since 1995,
                               formerly Vice President since 1981 and formerly
                               President of Texas Tubular Products Division
                               since August 1990
  Benny Harper......   57    Senior Vice President -- Finance since 1995
                             (formerly Vice President since 1990), Treasurer
                               since 1980 and Secretary since May 1992
  Thomas Thompson...   52    Senior Vice President -- Sales and Marketing since
                               1995, formerly Vice President -- Sales since 1990

ITEM 2. PROPERTIES

     The principal properties of the Company are described in the following table:

                                  APPROXIMATE                              TYPE OF
           LOCATION                  SIZE           OWNERSHIP           CONSTRUCTION
           --------               -----------       ---------           ------------
Lone Star, Texas
  Plant -- Coil Products......  42,260 sq. feet    Owned(1)        Steel frame/siding
  Plant -- Texas Tubular
     Products.................  76,000 sq. feet    Owned(1)        Steel frame/siding
  Offices -- Coil Products....  1,200 sq. feet     Owned(1)        Steel building
  Offices -- Texas Tubular
     Products.................  5,000 sq. feet     Owned(1)        Cinder block
  Land -- Coil Products.......    13.93 acres      Owned(1)                  --
  Land -- Texas Tubular
     Products.................    67.77 acres      Owned(1)                  --
Longview, Texas Offices.......  2,600 sq. feet     Leased(2)       Office Building
Houston, Texas
  Plant and Warehouse.........  70,000 sq. feet    Owned(1)(3)     Rigid steel frame
                                                                     and steel siding
  Offices.....................  4,000 sq. feet     Owned(1)(3)     Brick veneer; steel
                                                                     building
  Land........................     12 acres        Owned(1)(3)               --
Hickman, Arkansas
  Plant and Warehouse -- Coil
     Products.................  42,600 sq. feet    Owned(1)        Steelframe/siding
  Offices -- Coil Products....  2,500 sq. feet     Owned(1)        Cinder block/wood frame
  Land -- Coil Products.......    26.19 acres      Owned(1)                  --

---------------

(1) All of the Company's owned real estate, plants and offices are held in fee and are not subject to any mortgage or deed of trust.

(2) The office lease is with a nonaffiliated party, expires April 30, 2008, and provides for an annual rental of $27,264.

(3) In November 2001, the Company closed its coil products facility in Houston, Texas. The Company intends to sell these assets.

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

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded principally on the American Stock Exchange (Symbol: FRD).

     Reference is hereby made to the sections of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2003, entitled "Description of Business -- Range of High and Low Sales Prices of Common Stock" and "Description of Business -- Cash Dividends Declared Per Share of Common Stock", which sections are hereby incorporated herein by reference.

     The information required by Item 201(d) of Regulation S-K is hereby incorporated herein by reference from Item 12 of this report.

     The approximate number of shareholders of record of Common Stock of the Company as of April 25, 2003 was 530.

ITEM 6. SELECTED FINANCIAL DATA

     Information with respect to Item 6 is hereby incorporated herein by reference from the section of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2003, entitled "Selected Financial Data".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2003, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not material

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and notes thereto of the Company included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2003, are hereby incorporated herein by reference:

        Consolidated Balance Sheets -- March 31, 2003 and 2002

        Consolidated Statements of Earnings -- Years ended March 31, 2003, 2002 and 2001

        Consolidated Statements of Stockholders' Equity -- Years ended March 31, 2003, 2002 and 2001

        Consolidated Statements of Cash Flows -- Years ended March 31, 2003, 2002 and 2001

        Notes to Consolidated Financial Statements -- March 31, 2003

        Report of Independent Auditors

     Information with respect to supplementary financial information relating to the Company appears in Note 8 -- Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements incorporated herein by reference above in this Item 8 from the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2003.

     The following supplementary schedule for the Company for the year ended March 31, 2003, is included elsewhere in this report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Item 10 regarding directors of the Company is hereby incorporated herein by reference from the Company's proxy statement in respect of the 2003 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 2003 fiscal year.

     Information with respect to Item 10 regarding executive officers is hereby incorporated by reference from the information set forth under the caption "Executive Officers of the Company" in Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to Item 11 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 2003 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 2003 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  Equity Compensation Plan Information

     The following table sets forth certain equity compensation plan information for the Company as of March 31, 2003:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                           NUMBER OF SECURITIES
                                                                           REMAINING AVAILABLE
                                                                           FOR FUTURE ISSUANCE
                              NUMBER OF SECURITIES    WEIGHTED-AVERAGE         UNDER EQUITY
                               TO BE ISSUED UPON      EXERCISE PRICE OF     COMPENSATION PLANS
                                  EXERCISE OF            OUTSTANDING            (EXCLUDING
                              OUTSTANDING OPTIONS,    OPTIONS, WARRANTS    SECURITIES REFLECTED
       PLAN CATEGORY          WARRANTS AND RIGHTS        AND RIGHTS           IN COLUMN(A))
       -------------          --------------------   -------------------   --------------------
                                      (A)                    (B)                   (C)
Equity compensation plans
  approved by security
  holders...................         411,694               $ 2.58                  16,314
Equity compensation plans
  not approved by security
  holders(1)................             N/A                  N/A                   5,200

---------------

 (1) The 2000 Non-Employee Director Stock Plan (the "Director Plan") was approved by the Company's Board of Directors in September 2000. The Director Plan provides that, on October 15th of each year in which the Director Plan is in effect and shares are available for the grant of awards under the Director Plan, each member of the Company's Board of Directors who is not an employee of the Company ("Outside Directors") and who has served as a director of the Company for at least the twelve immediately preceding calendar months shall automatically be granted 400 shares of Common Stock. Such Outside Directors are not required to pay any cash consideration when they receive an award. If an employee director retires from employment with the Company, he shall become eligible to participate in the Director Plan upon his re-election as an Outside Director. Under the Director Plan, the total number of shares of Common Stock with respect to which awards may be granted shall not exceed 11,600 shares. The Board of Directors may terminate, amend or modify the Director Plan at any time. If the Company merges or consolidates with another entity and is not the surviving corporation or if the Company is liquidated or sells or otherwise disposes of substantially all of its assets, the Director Plan will terminate automatically on the effective date of such merger, consolidation, liquidation, sale or other disposition.

  Security Ownership Information

     The additional information with respect to Item 12 regarding the security ownership of certain beneficial owners and management, and related matters, is hereby incorporated herein by reference from the Company's proxy statement in respect to the 2003 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 2003 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to Item 13 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 2003 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 2003 fiscal year.

ITEM 14. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

     Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company's management, including the Company's principal executive officer (CEO) and principal financial officer (CFO), an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) was performed. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

  Changes in Internal Controls

     There were no significant changes in the internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation thereof.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Not required for the year ended March 31, 2003

                                    PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents included in this report

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
       1 and 2           -- The responses to this section of Item 16 appears in this report as a separate section of this report.
             3           -- Exhibits
             3.1         -- Articles of Incorporation of the Company, as amended,
                            filed as an exhibit to the Company's Annual Report on
                            Form 10-K for the year ended March 31, 1982, and
                            incorporated herein by reference.
             3.2         -- Articles of Amendment to the Articles of Incorporation of
                            the Company, as filed with the Texas Secretary of State
                            on September 22, 1987, filed as an exhibit to the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1988, and incorporated herein by reference.
             3.3         -- Bylaws of the Company, amended as of March 27, 1992,
                            filed as an exhibit to the Company's Annual Report on
                            Form 10-K for the year ended March 31, 1992, and
                            incorporated herein by reference.
             4.1         -- Reference is made to Exhibits 10.2, 10.5, 10.6, 10.9,
                            10.11 and 10.12 described in this Item 16(a).
           *10.1         -- Friedman Industries, Incorporated 1989 Incentive Stock
                            Option Plan, filed as an exhibit to the Company's Annual
                            Report on Form 10-K for the fiscal year ended March 31,
                            1991, and incorporated herein by reference.
            10.2         -- Amended and Restated Letter Agreement dated April 1,
                            1995, between the Company and Texas Commerce Bank
                            National Association ("TCB") regarding an $8,000,000
                            revolving line of credit filed as an exhibit to the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1995 and incorporated herein by reference.
            10.3         -- Lease Agreement between Judson Plaza, Inc. and the
                            Company dated March 16, 1996, regarding the lease of
                            office space (filed as an exhibit to and incorporated by
                            reference from the Company's Annual Report on Form 10-K
                            for the year ended March 31, 1996).
           *10.4         -- Friedman Industries, Incorporated 1996 Stock Option Plan
                            (filed as an exhibit to and incorporated by reference
                            from the Company's Annual Report on Form 10-K for the
                            year ended March 31, 1997).
            10.5         -- First Amendment to Amended and Restated Letter Agreement
                            between the Company and TCB dated April 1, 1997 (filed as
                            an exhibit to and incorporated by reference from the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1997).
            10.6         -- Second Amendment to Amended and Restated Letter Agreement
                            between the Company and TCB dated July 21, 1997 (filed as
                            an exhibit to and incorporated by reference from the
                            Company's Report on Form 10-Q for the three months ended
                            June 30, 1997).
           *10.7         -- First Amendment to the Friedman Industries, Incorporated
                            1989 Incentive Stock Option Plan (filed as an exhibit to
                            and incorporated by reference from the Company's Report
                            on Form 10-Q for the three months ended September 30,
                            1997).
           *10.8         -- Friedman Industries, Incorporated 2000 Non-Employee
                            Director Stock Plan (filed as an exhibit to and
                            incorporated by reference from the Company's Registration
                            Statement on Form S-8 (Registration No. 333-47262)).
            10.9         -- Third Amendment to the Amended and Restated Letter
                            Agreement dated April 1, 1999 between the Company and
                            Chase Bank of Texas (filed as an exhibit to and
                            incorporated by reference from the Company's report on
                            Form 10-Q for the three months ended June 30, 1999).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
            10.10        -- Addendum to Lease Agreement between Judson Plaza, Inc.
                            and the Company dated April 12, 2001 (filed as an exhibit
                            to and incorporated by reference from the Company's
                            report on Form 10-Q for the three months ended June 30,
                            2001).
            10.11        -- Fourth Amendment to the Amended and Restated Letter
                            Agreement dated June 1, 2001 between The Chase Manhattan
                            Bank and the Company (filed as an exhibit to and
                            incorporated by reference from the Company's report on
                            Form 10-Q for the three months ended June 30, 2001).
            10.12        -- Revolving Promissory Note dated June 1, 2001 between the
                            Company and The Chase Manhattan Bank (filed as an exhibit
                            to and incorporated by reference from the Company's
                            report on Form 10-Q for the three months ended June 30,
                            2001).
          **13.1         -- The Company's Annual Report to Shareholders for the
                            fiscal year ended March 31, 2003.
          **21.1         -- List of Subsidiaries.
          **23.1         -- Consent of Independent Auditors.
          **99.1         -- Certification Pursuant to 18 U.S.C. Section 1350, as
                            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                            of 2002, signed by Jack Friedman.
          **99.2         -- Certification Pursuant to 18 U.S.C. Section 1350, as
                            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                            of 2002, signed by Ben Harper.

---------------

 * Management contract or compensation plan.

** Filed herewith.

     Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Benny Harper, Senior Vice President -- Finance, Friedman Industries, Incorporated, P. O. Box 21147, Houston, Texas 77226.

     (b) Reports on Form 8-K filed in the fourth quarter of fiscal 2003:

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, and State of Texas, this 27th day of June, 2003.

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

                      SIGNATURE                                     TITLE                   DATE
                      ---------                                     -----                   ----

                  /s/ JACK FRIEDMAN                    Chairman of the Board, Chief     June 27, 2003
-----------------------------------------------------    Executive Officer and
                    Jack Friedman                        Director (Principal Executive
                                                         Officer)

                 /s/ HAROLD FRIEDMAN                   Vice Chairman of the Board and   June 27, 2003
-----------------------------------------------------    Director
                   Harold Friedman

                 /s/ WILLIAM E. CROW                   President, Chief Operating       June 27, 2003
-----------------------------------------------------    Officer and Director
                   William E. Crow

                 /s/ BENNY B. HARPER                   Senior Vice                      June 27, 2003
-----------------------------------------------------    President -- Finance
                   Benny B. Harper                       Secretary/Treasurer
                                                         (Principal Financial and
                                                         Accounting Officer)

                 /s/ CHARLES W. HALL                   Director                         June 27, 2003
-----------------------------------------------------
                   Charles W. Hall

                  /s/ ALAN M. RAUCH                    Director                         June 27, 2003
-----------------------------------------------------
                    Alan M. Rauch

                 /s/ HERSHEL M. RICH                   Director                         June 27, 2003
-----------------------------------------------------
                   Hershel M. Rich

                 /s/ KIRK K. WEAVER                    Director                         June 27, 2003
-----------------------------------------------------
                   Kirk K. Weaver

                 /s/ JOE L. WILLIAMS                   Director                         June 27, 2003
-----------------------------------------------------
                   Joe L. Williams

I, Jack Friedman, Chairman of the Board and Chief Executive Officer of Friedman Industries, Incorporated, a Texas corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Friedman Industries, Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:      /s/ JACK FRIEDMAN
                                            ------------------------------------
                                                       Jack Friedman
                                                   Chairman of the Board
                                                and Chief Executive Officer

Dated: June 27, 2003

I, Ben Harper, Senior Vice President -- Finance and Secretary/Treasurer of Friedman Industries, Incorporated, a Texas corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Friedman Industries, Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:        /s/ BEN HARPER
                                            ------------------------------------
                                                         Ben Harper
                                              Senior Vice President -- Finance
                                                  and Secretary/Treasurer

Dated: June 27, 2003

                       FRIEDMAN INDUSTRIES, INCORPORATED
                                 HOUSTON, TEXAS

                           ANNUAL REPORT ON FORM 10-K
                           YEAR ENDED MARCH 31, 2003

                               ITEM 16(a)1 AND 2

                        LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                   FORM 10-K

                               ITEM 16(a)1 AND 2

                       FRIEDMAN INDUSTRIES, INCORPORATED
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following financial statements of the Company are set forth herewith in response to Item 16(a)1 and 2 of this report.

        Consolidated Balance Sheets -- March 31, 2003 and 2002

        Consolidated Statements of Earnings -- Years ended March 31, 2003, 2002 and 2001

        Consolidated Statements of Stockholders' Equity -- Years end March 31, 2003, 2002 and 2001

        Consolidated Statements of Cash Flows -- Years ended March 31, 2003, 2002 and 2001

        Notes to Consolidated Financial Statements -- March 31, 2003

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

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                       FRIEDMAN INDUSTRIES, INCORPORATED

          COLUMN A              COLUMN B               COLUMN C                COLUMN D        COLUMN E
          --------             ----------   ------------------------------   -------------   -------------
                                                      ADDITIONS
                                            ------------------------------
                               BALANCE AT   CHARGED TO      CHARGED TO
                               BEGINNING    COSTS AND    OTHER ACCOUNTS --   DEDUCTIONS --    BALANCE AT
         DESCRIPTION           OF PERIOD     EXPENSES        DESCRIBE         DESCRIBE(A)    END OF PERIOD
         -----------           ----------   ----------   -----------------   -------------   -------------
Year ended March 31, 2003
  Allowance for doubtful
     accounts receivable
     (deducted from related
     asset account)..........    $7,276      $ 80,275             --           $ 80,275         $7,276
                                 ======      ========         ======           ========         ======
Year ended March 31, 2002
  Allowance for doubtful
     accounts receivable
     (deducted from related
     asset account)..........    $7,276      $128,095             --           $128,095         $7,276
                                 ======      ========         ======           ========         ======
Year ended March 31, 2001
  Allowance for doubtful
     accounts receivable
     (deducted from related
     asset account)..........    $7,276      $ 83,862             --           $ 83,862         $7,276
                                 ======      ========         ======           ========         ======

---------------

(A) Accounts and notes receivable written off.

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
       1 and 2           -- The responses to this section of Item 16 appears in this report as a separate section of this report.
             3           -- Exhibits
             3.1         -- Articles of Incorporation of the Company, as amended,
                            filed as an exhibit to the Company's Annual Report on
                            Form 10-K for the year ended March 31, 1982, and
                            incorporated herein by reference.
             3.2         -- Articles of Amendment to the Articles of Incorporation of
                            the Company, as filed with the Texas Secretary of State
                            on September 22, 1987, filed as an exhibit to the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1988, and incorporated herein by reference.
             3.3         -- Bylaws of the Company, amended as of March 27, 1992,
                            filed as an exhibit to the Company's Annual Report on
                            Form 10-K for the year ended March 31, 1992, and
                            incorporated herein by reference.
             4.1         -- Reference is made to Exhibits 10.2, 10.5, 10.6, 10.9,
                            10.11 and 10.12 described in this Item 16(a).
           *10.1         -- Friedman Industries, Incorporated 1989 Incentive Stock
                            Option Plan, filed as an exhibit to the Company's Annual
                            Report on Form 10-K for the fiscal year ended March 31,
                            1991, and incorporated herein by reference.
            10.2         -- Amended and Restated Letter Agreement dated April 1,
                            1995, between the Company and Texas Commerce Bank
                            National Association ("TCB") regarding an $8,000,000
                            revolving line of credit filed as an exhibit to the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1995 and incorporated herein by reference.
            10.3         -- Lease Agreement between Judson Plaza, Inc. and the
                            Company dated March 16, 1996, regarding the lease of
                            office space (filed as an exhibit to and incorporated by
                            reference from the Company's Annual Report on Form 10-K
                            for the year ended March 31, 1996).
           *10.4         -- Friedman Industries, Incorporated 1996 Stock Option Plan
                            (filed as an exhibit to and incorporated by reference
                            from the Company's Annual Report on Form 10-K for the
                            year ended March 31, 1997).
            10.5         -- First Amendment to Amended and Restated Letter Agreement
                            between the Company and TCB dated April 1, 1997 (filed as
                            an exhibit to and incorporated by reference from the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1997).
            10.6         -- Second Amendment to Amended and Restated Letter Agreement
                            between the Company and TCB dated July 21, 1997 (filed as
                            an exhibit to and incorporated by reference from the
                            Company's Report on Form 10-Q for the three months ended
                            June 30, 1997).
           *10.7         -- First Amendment to the Friedman Industries, Incorporated
                            1989 Incentive Stock Option Plan (filed as an exhibit to
                            and incorporated by reference from the Company's Report
                            on Form 10-Q for the three months ended September 30,
                            1997).
           *10.8         -- Friedman Industries, Incorporated 2000 Non-Employee
                            Director Stock Plan (filed as an exhibit to and
                            incorporated by reference from the Company's Registration
                            Statement on Form S-8 (Registration No. 333-47262)).
            10.9         -- Third Amendment to the Amended and Restated Letter
                            Agreement dated April 1, 1999 between the Company and
                            Chase Bank of Texas (filed as an exhibit to and
                            incorporated by reference from the Company's report on
                            Form 10-Q for the three months ended June 30, 1999).
            10.10        -- Addendum to Lease Agreement between Judson Plaza, Inc.
                            and the Company dated April 12, 2001 (filed as an exhibit
                            to and incorporated by reference from the Company's
                            report on Form 10-Q for the three months ended June 30,
                            2001).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
            10.11        -- Fourth Amendment to the Amended and Restated Letter
                            Agreement dated June 1, 2001 between The Chase Manhattan
                            Bank and the Company (filed as an exhibit to and
                            incorporated by reference from the Company's report on
                            Form 10-Q for the three months ended June 30, 2001).
            10.12        -- Revolving Promissory Note dated June 1, 2001 between the
                            Company and The Chase Manhattan Bank (filed as an exhibit
                            to and incorporated by reference from the Company's
                            report on Form 10-Q for the three months ended June 30,
                            2001).
          **13.1         -- The Company's Annual Report to Shareholders for the
                            fiscal year ended March 31, 2003.
          **21.1         -- List of Subsidiaries.
          **23.1         -- Consent of Independent Auditors.
          **99.1         -- Certification Pursuant to 18 U.S.C. Section 1350, as
                            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                            of 2002, signed by Jack Friedman.
          **99.2         -- Certification Pursuant to 18 U.S.C. Section 1350, as
                            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                            of 2002, signed by Ben Harper.

---------------

 * Management contract or compensation plan.

** Filed herewith.

     Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Benny Harper, Senior Vice President -- Finance, Friedman Industries, Incorporated, P. O. Box 21147, Houston, Texas 77226.

     (b) Reports on Form 8-K filed in the fourth quarter of fiscal 2003:

          None