Form 10-Q
period 2003-06-30
FRIEDMAN INDUSTRIES INC
filed 2003-08-14
CIK 39092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	74-1504405 (I.R.S. Employer Identification Number)

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

Yes X	No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

     At June 30, 2003, the number of shares outstanding of the issuer’s only class of stock was 7,573,239 shares of Common Stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED
CONSOLIDATED BALANCE SHEETS — UNAUDITED

ASSETS

	JUNE 30, 2003	MARCH 31, 2003

CURRENT ASSETS:
Cash and cash equivalents	$458,518	$673,127
Accounts receivable, net of allowance of $7,276 in both periods	9,792,478	9,966,061
Inventories	22,410,128	24,032,268
Other	106,023	98,044

TOTAL CURRENT ASSETS	32,767,147	34,769,500
PROPERTY, PLANT AND EQUIPMENT:
Land	437,793	437,793
Buildings and improvements	4,063,579	4,063,579
Machinery and equipment	17,289,065	17,216,823
Less accumulated depreciation	(15,162,527)	(14,930,027)

	6,627,910	6,788,168
OTHER ASSETS:
Cash value of officers’ life insurance	1,228,177	1,221,258

TOTAL ASSETS	$40,623,234	$42,778,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,605,730	$9,870,888
Current portion of long-term debt	68,496	68,496
Dividends payable	227,189	151,460
Income taxes payable	391,333	406,620
Contribution to profit sharing plan	66,000	260,000
Employee compensation and related expenses	307,281	277,924

TOTAL CURRENT LIABILITIES	6,666,029	11,035,388
LONG-TERM DEBT, less current portion	2,039,920	57,329
DEFERRED INCOME TAXES	274,458	283,458
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	156,000	156,000
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued and outstanding shares — 7,573,239 at June 30, 2003 and March 31, 2003	7,573,239	7,573,239
Additional paid-in capital	27,710,369	27,710,369
Retained deficit	(3,796,781)	(4,036,857)

TOTAL STOCKHOLDERS’ EQUITY	31,486,827	31,246,751

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,623,234	$42,778,926

FRIEDMAN INDUSTRIES, INCORPORATED

CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,

	2003	2002

Net sales	$25,204,170	$25,561,298
Costs and expenses
Costs of goods sold	23,255,513	24,092,780
General, selling and administrative costs	1,234,095	1,043,996
Interest	8,732	30,114

	24,498,340	25,166,890
Interest and other income	(2,148)	(25,524)

Earnings before federal income taxes	707,978	419,932
Provision (benefit) for federal income taxes:
Current	249,713	134,777
Deferred	(9,000)	8,000

	240,713	142,777

Net earnings	$467,265	$277,155

Average number of common shares outstanding:
Basic	7,573,239	7,571,239
Diluted	7,589,900	7,571,239
Net earnings per share:
Basic	$0.06	$0.04
Diluted	$0.06	$0.04
Cash dividends declared per common share	$0.03	$0.02

FRIEDMAN INDUSTRIES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,

	2003	2002

OPERATING ACTIVITIES
Net earnings	$467,265	$277,155
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	232,500	241,766
Provision for deferred taxes	(9,000)	8,000
Decrease (increase) in operating assets:
Accounts receivable	173,583	(271,431)
Inventories	1,622,140	1,408,408
Other current assets	(7,979)	(53,600)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(4,265,158)	(1,801,026)
Contribution to profit-sharing plan payable	(194,000)	(194,000)
Employee compensation and related expenses	29,357	9,109
Federal income taxes payable	(15,287)	134,777

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(1,966,579)	(240,842)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(72,242)	(140,764)
Increase in cash surrender value of officers’ life insurance	(6,919)	(21,184)

NET CASH USED IN INVESTING ACTIVITIES	(79,161)	(161,948)
FINANCING ACTIVITIES
Cash dividends paid	(151,460)	(75,710)
Principal payments on notes payable	(17,409)	(2,179,483)
Proceeds of long-term notes	2,000,000	69,493

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	1,831,131	(2,185,700)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(214,609)	(2,588,490)
Cash and cash equivalents at beginning of period	673,127	4,683,894

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$458,518	$2,095,404

FRIEDMAN INDUSTRIES, INCORPORATED

NOTES TO QUARTERLY REPORT — UNAUDITED
THREE MONTHS ENDED JUNE 30, 2003

NOTE A — BASIS OF PRESENTATION

     The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended March 31, 2003.

NOTE B — INVENTORIES

     Inventories consist of prime coil, nonstandard coil and tubular materials. Prime coil inventory (“prime inventory”) consists primarily of raw materials, non-standard coil inventory consists primarily of finished goods and tubular inventory consists of both raw materials and finished goods. Inventories are valued at the lower of cost or replacement market. Cost for prime inventory is determined under the last-in, first-out (“LIFO”) method. Cost for tubular inventory is determined using the weighted average method. Cost for non-standard inventory is determined using the specific identification method.

NOTE C — NEW ACCOUNTING PRONOUNCEMENT

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”). FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. No variable interest entities have been created after January 31, 2003. Management is currently evaluating the effect of variable interest entities, if any, created prior to January 31, 2003.

NOTE D — STOCK BASED COMPENSATION

     The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The fair value of options was estimated using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.0%, a dividend yield of 3.4%, volatility factor of the expected market price of the Company’s common stock of 0.42, and a weighted average expected life of the option of four years.

     The following schedule reflects the impact on net income and earnings per common share if the Company had applied the fair value recognition provisions of Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation for the three months ended June 30:

	2003	2002

Reported net income	$467,265	$277,155
Less: compensation expenses per SFAS No. 123, net of tax	31,582	.00

Pro forma net income	$435,683	$277,155

BASIC EARNINGS PER COMMON SHARE:
Reported net income	.06	.04
Less: compensation expense per SFAS No. 123, net of tax	.00	.00

Pro forma net income	.06	.04

DILUTED EARNINGS PER COMMON SHARE:
Reported net income	.06	.04
Less: compensation expense per SFAS No. 123, net of tax	.00	.00

Pro forma net income	.06	.04

NOTE E — RENEWAL OF CREDIT FACILITY

     During the quarter ended June 30, 2003, the Company extended its revolving line of credit facility through April 1, 2006.

NOTE F — SEGMENT INFORMATION

	THREE MONTHS ENDED
	JUNE 30,

	2003	2002

	IN THOUSANDS
Net sales
Coil	$13,395	$14,044
Tubular	11,809	11,517

Total net sales	$25,204	$25,561

Operating profit
Coil	$710	$367
Tubular	769	586

Total operating profit	1,479	953
Corporate expenses	764	529
Interest expense	9	30
Interest & other income	(2)	(26)

Total earnings before taxes	$708	$420

	June 30, 2003	March 31, 2003

Segment assets
Coil	$17,260	$18,967
Tubular	21,607	21,849

	38,867	40,816
Corporate assets	1,756	1,963

	40,623	42,779

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     During the quarter ended June 30, 2003, sales and costs of goods sold declined $357,128 and $837,267, respectively, from the comparable amounts recorded during the quarter ended June 30, 2002, which had the effect of increasing gross profit by $480,139. Both coil and tubular operations experienced an increase in gross profit as the result of average selling prices accelerating at a greater rate than related costs of material. The Company experienced somewhat stronger market conditions for its products and services in the 2003 quarter as compared to market conditions in the 2002 quarter, and accordingly, overall operations reflected some improvement.

     General, selling and administrative costs increased $190,099 from the amount recorded in the 2002 quarter. This increase was related primarily to the write-off of a bad debt incurred during the 2003 quarter and to variable expenses associated with the increase in earnings.

     Interest expense decreased $21,382 from the comparable amount recorded during the 2002 quarter. This decrease was related primarily to a reduction in interest rates paid on borrowings and reductions in short and long term debt.

     Interest and other income decreased $23,376 primarily as the result of a decrease in average invested cash positions during the 2003 quarter.

     Federal income taxes during the 2003 quarter increased $97,936 from the comparable amount recorded during the 2002 quarter. This increase was related to the increase in earnings before taxes in the 2003 quarter since the effective tax rates were the same for both quarters.

Financial Position, Liquidity and Capital Resources

     The Company remained in a strong, liquid position at June 30, 2003. Current ratios were 4.9 and 3.2 at June 30, 2003 and March 31, 2003, respectively. Working capital was $26,101,118 at June 30, 2003 and $23,734,112 at March 31, 2003. During the quarter ended June 30, 2003, the Company maintained assets and liabilities at levels it believed were commensurate with operations. During the quarter ended June 30, 2003, the Company paid down accounts payable by using the cash flow generated from reducing inventories and borrowing funds pursuant to the revolving facility described below. The Company expects to continue to monitor and evaluate balance sheet components depending on changes in market conditions and the Company’s operations.

     The Company has extended its credit arrangement with a bank which provides for a revolving line of credit facility (the “revolving facility”). Pursuant to the revolving facility which expires April 1, 2006, the Company may borrow up to $6 million at an interest rate no greater than the bank’s prime rate. At June 30, 2003, the Company had borrowings of $2,000,000 outstanding under the revolving facility.

     Notwithstanding the current market conditions, the Company believes its cash flows from operations and borrowing capability under its revolving facility are adequate to fund its expected cash requirements for the next twenty-four months.

Critical Accounting Policies

     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy which requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The Company’s quarterly valuation of inventory requires estimates of the year-end quantities which is inherently difficult. Historically, these estimates have been materially correct. In addition, the Company maintains an allowance for doubtful accounts receivable by providing for specifically identified accounts where collectibility is doubtful and a general allowance based on the aging of the receivables compared to past experience and current trends. On an on-going basis, the Company evaluates estimates and judgements. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances.

Forward-Looking Statements

     From time to time, the Company may make certain statements that contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1996) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future results of operations, future production capacity and product quality. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company’s filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934. Actual results and trends in the future may differ materially depending on a variety of factors including but not limited to changes in the demand and prices of the Company products, changes in the demand for steel and steel products in general, and the Company’s success in executing its internal operating plans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not material

Item 4. Controls and Procedures

      The Company's management, with the participation of the Company's principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter ended June 30, 2003. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2003 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

      There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended June 30, 2003

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 2. Changes in securities and use of proceeds

a). Not applicable

b). Not applicable

c). Not applicable

d). Not applicable

Item 3. Defaults upon senior securities

a). Not applicable

b). Not applicable

Item 4. Submission of matters to a vote of security holders

      None

Item 5. Other Information

      Not applicable

Item 6. Exhibits and Reports on Form 8-K

a). Exhibits

10.1 —	Fifth Amendment to Amended and Restated Letter Agreement

10.2 —	Revolving Promissory Note Between the Company and JP Morgan Chase Bank

31.1 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Jack Friedman

31.2 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

32.1 —	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jack Friedman

32.2 —	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

b). Reports on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED
Date August 14, 2003
	By	/s/ BEN HARPER

Ben Harper, Senior Vice President-Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10.1	— Fifth Amendment to Amended and Restated Letter Agreement

Exhibit 10.2	— Revolving Promissory Note Between the Company and JP Morgan Chase Bank

Exhibit 31.1	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Jack Friedman

Exhibit 31.2	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

Exhibit 32.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Jack Friedman

Exhibit 32.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Ben Harper