Form 10-Q
period 2003-09-30
FRIEDMAN INDUSTRIES INC
filed 2003-11-14
CIK 39092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	74-1504405 (I.R.S. Employer Identification Number)

4001 HOMESTEAD ROAD, HOUSTON, TEXAS 77028-5585
(Address of principal executive office and zip code)
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

     At September 30, 2003, the number of shares outstanding of the issuer’s only class of stock was 7,573,239 shares of Common Stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED
CONSOLIDATED BALANCE SHEETS — UNAUDITED

ASSETS

	SEPTEMBER 30, 2003	MARCH 31, 2003

CURRENT ASSETS:
Cash and cash equivalents	$739,343	$673,127
Accounts receivable, net of allowance of $7,276 in both periods	9,275,711	9,966,061
Inventories	22,381,358	24,032,268
Other	422,383	98,044

TOTAL CURRENT ASSETS	32,818,795	34,769,500
PROPERTY, PLANT AND EQUIPMENT:
Land	437,793	437,793
Buildings and improvements	4,088,149	4,063,579
Machinery and equipment	17,470,103	17,216,823
Less accumulated depreciation	(15,395,027)	(14,930,027)

	6,601,018	6,788,168
OTHER ASSETS:
Cash value of officers’ life insurance	1,228,177	1,221,258

TOTAL ASSETS	$40,647,990	$42,778,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,795,571	$9,870,888
Current portion of long-term debt	68,496	68,496
Dividends payable	227,249	151,460
Income taxes payable	155,378	406,620
Contribution to profit sharing plan	132,000	260,000
Employee compensation and related expenses	271,390	277,924

TOTAL CURRENT LIABILITIES	6,650,084	11,035,388
LONG-TERM DEBT, less current portion	2,025,609	57,329
DEFERRED INCOME TAXES	265,458	283,458
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	156,000	156,000
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued and outstanding shares — 7,573,239 at September 30, 2003 and March 31, 2003	7,573,239	7,573,239
Additional paid-in capital	27,710,369	27,710,369
Retained deficit	(3,732,769)	(4,036,857)

TOTAL STOCKHOLDERS’ EQUITY	31,550,839	31,246,751

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,647,990	$42,778,926

FRIEDMAN INDUSTRIES, INCORPORATED

CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$25,410,689	$27,776,049	$50,614,859	$53,337,347
Costs and expenses
Costs of goods sold	23,910,932	25,969,922	47,166,445	50,062,702
General, selling and administrative costs	1,045,949	1,097,760	2,280,044	2,141,756
Interest	14,374	12,434	23,106	42,548

	24,971,255	27,080,116	49,469,595	52,247,006
Interest and other income	(1,873)	(14,735)	(4,021)	(40,259)

Earnings before federal income taxes	441,307	710,668	1,149,285	1,130,600
Provision (benefit) for federal income taxes:
Current	159,045	233,626	408,758	368,403
Deferred	(9,000)	8,000	(18,000)	16,000

	150,045	241,626	390,758	384,403

Net earnings	$291,262	$469,042	$758,527	$746,197

Average number of common shares outstanding:
Basic	7,573,239	7,571,239	7,573,239	7,571,239
Diluted	7,632,571	7,571,239	7,615,163	7,571,239
Net earnings per share:
Basic	$0.04	$0.06	$0.10	$0.10
Diluted	$0.04	$0.06	$0.10	$0.10
Cash dividends declared per common share	$0.03	$0.02	$0.06	$0.04

FRIEDMAN INDUSTRIES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended
	September 30,

	2003	2002

OPERATING ACTIVITIES
Net earnings	$758,527	$746,197
Adjustments to reconcile net earnings to cash provided (used) by operating activities:
Depreciation	465,000	482,366
Provision for deferred taxes	(18,000)	16,000
Decrease (increase) in operating assets:
Accounts receivable	690,350	(829,539)
Inventories	1,650,910	1,327,149
Other	(324,339)	(252,673)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(4,075,317)	63,048
Contribution to profit-sharing plan	(128,000)	(128,000)
Employee compensation and related expenses	(6,534)	115,551
Federal income taxes payable	(251,242)	(76,597)
Deferred credit for LIFO replacement	—	195,647

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(1,238,645)	1,659,149
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(277,850)	(228,062)
(Increase) decrease in cash value of officers’ life insurance	(6,919)	(132,227)

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(284,769)	(360,289)
FINANCING ACTIVITIES
Cash dividends paid	(378,649)	(227,131)
Principal payments on notes payable	(31,721)	(2,431,353)
Increase in notes payable	2,000,000	104,239

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	1,589,630	(2,554,245)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,216	(1,255,385)
Cash and cash equivalents at beginning of period	673,127	4,683,894

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$739,343	$3,428,509

FRIEDMAN INDUSTRIES, INCORPORATED

NOTES TO QUARTERLY REPORT — UNAUDITED
THREE MONTHS ENDED SEPTEMBER 30, 2003

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

NOTE C — NEW ACCOUNTING PRONOUNCEMENT

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”). FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003. On October 9, 2003, the FASB issued staff position 46-6 and deferred the application of FIN 46 to variable interest entities existing prior to February 1, 2003. No variable interest entities have been created after January 31, 2003. Management is currently evaluating the effect of variable interest entities, if any, created prior to January 31, 2003.

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

     The following schedule reflects the impact on net income and earnings per common share if the Company had applied the fair value recognition provisions of Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation for the three and six months ended September 30:

	Three Months Ended September 30,		Six Months Ended September 30,

	2003	2002	2003	2002

Reported net income	$291,262	$469,042	$758,527	$746,197
Less: compensation expenses per SFAS No. 123, net of tax	.00	.00	31,582	.00

Pro forma net income	$291,262	$469,042	$726,945	$746,197

BASIC EARNINGS PER COMMON SHARE:
Reported net income	.04	.06	.10	.10
Less: compensation expense per SFAS No. 123, net of tax	.00	.00	.00	.00

Pro forma net income	.04	.06	.10	.10

DILUTED EARNINGS PER COMMON SHARE:
Reported net income	.04	.06	.10	.10
Less: compensation expense per SFAS No. 123, net of tax	.00	.00	.00	.00

Pro forma net income	.04	.06	.10	.10

     NOTE E — SEGMENT INFORMATION — UNAUDITED

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	IN THOUSANDS		IN THOUSANDS
Net sales
Coil	$13,157	$16,361	$26,552	$30,405
Tubular	12,254	11,415	24,063	22,932

Total net sales	$25,411	$27,776	$50,615	$53,337

Operating profit
Coil	$299	$573	$1,009	$940
Tubular	660	721	1,429	1,307

Total operating profit	959	1,294	2,438	2,247
Corporate expenses	506	584	1,270	1,113
Interest expense	14	13	23	43
Interest & other income	(2)	(14)	(4)	(40)

Total earnings before taxes	$441	$711	$1,149	$1,131

	September 30,	March 31,
	2003	2003

Segment assets
Coil	$17,250	$18,967
Tubular	21,341	21,849

	38,591	40,816
Corporate assets	2,057	1,963

Total assets	$40,648	$42,779

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Six Months Ended September 30, 2003 Compared To Six Months Ended September 30, 2002

     During the six months ended September 30, 2003, sales and costs of goods sold decreased $2,722,488 and $2,896,257, respectively, while gross profit increased $173,769 from the comparable amounts recorded during the six months ended September 30, 2002. During the 2003 period, a decrease of $3,853,330 in sales of coil products was partially offset by an increase of $1,130,842 in sales of tubular products. The resulting $2,722,488 decrease in sales was related primarily to an 11% decrease in total tons sold that was partially offset by a 6% increase in the average selling prices per ton. Gross profit was affected adversely by the decrease in sales noted above but benefited from improved margins. Gross profit as a percentage of sales increased from 6.1% to 6.8%, period to period.

     Interest expense decreased $19,442 from the amount recorded during the 2002 period. This decrease was related to decreased average debt and lower interest rates during the 2003 period.

     Interest and other income decreased $36,238 from the 2002 period as a result of a decrease in average invested cash positions and lower interest rates paid on such positions.

     Three Months Ended September 30, 2003 Compared To Three Months Ended September 30, 2002

     During the quarter ended September 30, 2003, sales, costs of good sold and gross profit decreased $2,365,360, $2,058,990 and $306,370, respectively, from the comparable amounts recorded during the quarter ended September 30, 2002. These decreases were related primarily to the Company’s coil operations which experienced an approximate 17% decrease in tons sold during the 2003 quarter. This decrease in tons sold was related primarily to the Company’s Lone Star, Texas coil operations that were adversely impacted by a reduction in steel coils received from this location’s primary coil supplier. Continued lack of supply of steel coils at this location could have an adverse impact on the Company’s coil operations. Gross profits as a percentage of sales were approximately 6.5% and 5.9% during the 2002 and 2003 quarters, respectively.

     Federal income taxes decreased $91,581 from the comparable amount recorded during the 2002 quarter. This decrease was primarily related to the decrease in earnings before taxes as the effective tax rates were the same for both quarters.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company remained in a strong, liquid position at September 30, 2003. Current ratios were 4.9 and 3.2 at September 30, 2003 and March 31, 2003, respectively. Working capital was $26,168,711 at September 30, 2003 and $23,734,112 at March 31, 2003. During the six months ended September 30, 2003, the Company maintained assets and liabilities at levels it believed were commensurate with operations. During the six months ended September 30, 2003, the Company paid down accounts payable by using the cash flow generated from reducing inventories and borrowing funds pursuant to the revolving facility described below. The Company expects to continue to monitor and evaluate these balance sheet components depending on changes in market conditions and the Company's operations.

     The Company has a credit arrangement with a bank which provides for a revolving line of credit facility (the “revolving facility”). Pursuant to the revolving facility which expires April 1, 2006, the Company may borrow up to $6 million at an interest rate no greater than the bank's prime rate. At September 30, 2003, the Company had borrowings of $2,000,000 outstanding under the revolving facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not material

Item 4. Controls and Procedures

      The Company's management, with the participation of the Company's principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter ended September 30, 2003. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2003 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

      There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended September 30, 2003

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 2. Changes in securities and use of proceeds

a). Not applicable

b). Not applicable

c). Not applicable

d). Not applicable

Item 3. Defaults upon senior securities

a). Not applicable

b). Not applicable

Item 4. Submission of matters to a vote of security holders

     At the Annual Meeting of Shareholders held on September 10, 2003, the Company’s shareholders elected eight directors to the Company’s Board of Directors. The number of shares voted for and withheld with respect to the election of each director was as follows:

Name	Shares Voted For	Shares Withheld

Jack Friedman	6,803,572	53,469
Harold Friedman	6,803,572	53,469
William E. Crow	6,803,572	53,469
Charles W. Hall	6,803,572	53,469
Alan M. Rauch	6,803,572	53,469
Hershel M. Rich	6,803,572	53,469
Kirk K. Weaver	6,801,625	55,416
Joe L. Williams	6,801,625	55,416

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
Date November 14, 2003
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