Form 10-Q
period 2003-12-31
FRIEDMAN INDUSTRIES INC
filed 2004-02-17
CIK 39092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	74-1504405 (I.R.S. Employer Identification Number)

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

     At December 31, 2003, the number of shares outstanding of the issuer’s only class of stock was 7,575,239 shares of Common Stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED
CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31, 2003	MARCH 31, 2003
	UNAUDITED
CURRENT ASSETS:
Cash and cash equivalents	$2,167,106	$673,127
Accounts receivable, net of allowance of $7,276 in both periods	9,017,912	9,966,061
Inventories	21,809,723	24,032,268
Other	285,539	98,044

TOTAL CURRENT ASSETS	33,280,280	34,769,500
PROPERTY, PLANT AND EQUIPMENT:
Land	437,793	437,793
Buildings and improvements	4,088,149	4,063,579
Machinery and equipment	17,540,414	17,216,823
Less accumulated depreciation	(15,627,527)	(14,930,027)

	6,438,829	6,788,168
OTHER ASSETS:
Cash value of officers’ life insurance	1,229,962	1,221,258

TOTAL ASSETS	$40,949,071	$42,778,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,553,280	$9,870,888
Current portion of long-term debt	68,496	68,496
Dividends payable	151,500	151,460
Income taxes payable	—	406,620
Contribution to profit sharing plan	198,000	260,000
Employee compensation and related expenses	138,200	277,924

TOTAL CURRENT LIABILITIES	9,109,476	11,035,388
LONG-TERM DEBT, less current portion	11,380	57,329
DEFERRED INCOME TAXES	256,458	283,458
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	156,000	156,000
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued and outstanding shares — 7,575,239 at December 31, 2003 and 7,573,239 at March 31, 2003	7,575,239	7,573,239
Additional paid-in capital	27,714,669	27,710,369
Retained deficit	(3,874,151)	(4,036,857)

TOTAL STOCKHOLDERS’ EQUITY	31,415,757	31,246,751

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,949,071	$42,778,926

FRIEDMAN INDUSTRIES, INCORPORATED

CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net sales	$24,977,857	$25,418,779	$75,592,716	$78,756,126
Costs and expenses
Costs of goods sold	24,028,792	24,173,277	71,195,237	74,235,979
General, selling and administrative costs	973,717	946,498	3,253,761	3,088,254
Interest	8,532	4,470	31,638	47,018

	25,011,041	25,124,245	74,480,636	77,371,251
Interest and other income	(48,511)	(8,795)	(52,532)	(49,054)

Earnings before federal income taxes	15,327	303,329	1,164,612	1,433,929
Provision (benefit) for federal income taxes:
Current	14,210	83,132	422,968	451,535
Deferred	(9,000)	20,000	(27,000)	36,000

	5,210	103,132	395,968	487,535

Net earnings	$10,117	$200,197	$768,644	$946,394

Average number of common shares outstanding:
Basic	7,575,239	7,573,239	7,575,239	7,573,239
Diluted	7,646,954	7,573,239	7,627,424	7,573,239
Net earnings per share:
Basic	$0.00	$0.03	$0.10	$0.12
Diluted	$0.00	$0.03	$0.10	$0.12
Cash dividends declared per common share	$0.02	$0.03	$0.08	$0.07

FRIEDMAN INDUSTRIES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended
	December 31,

	2003	2002

OPERATING ACTIVITIES
Net earnings	$768,644	$946,394
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	697,499	723,565
Provision for deferred taxes	(27,000)	36,000
Decrease (increase) in operating assets:
Accounts receivable	948,149	(547,875)
Inventories	2,222,545	(1,324,660)
Other	(187,495)	(259,351)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,317,608)	(467,084)
Contribution to profit-sharing plan	(62,000)	(62,000)
Employee compensation and related expenses	(139,724)	(27,993)
Federal income taxes	(406,620)	6,535

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	2,496,390	(976,469)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(348,162)	(495,961)
(Increase) decrease in cash value of officers’ life insurance	(8,704)	(132,227)

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(356,866)	(628,188)
FINANCING ACTIVITIES
Cash dividends paid	(605,896)	(378,592)
Principal payments on notes payable and revolving credit facility	(2,045,949)	(2,648,473)
Proceeds from notes payable and revolving credit facility	2,000,000	104,239
Stock awards	6,300	5,060

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(645,545)	(2,917,766)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,493,979	(4,522,423)
Cash and cash equivalents at beginning of period	673,127	4,683,894

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,167,106	$161,471

FRIEDMAN INDUSTRIES, INCORPORATED

NOTES TO QUARTERLY REPORT — UNAUDITED
THREE MONTHS ENDED DECEMBER 31, 2003

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

NOTE B — INVENTORIES

     Inventories consist of prime coil, non-standard coil and tubular materials. Prime coil inventory consists primarily of raw materials, non-standard coil inventory consists primarily of finished goods and tubular inventory consists of both raw materials and finished goods. Inventories are valued at the lower of cost or replacement market. Cost for prime coil inventory is determined under the last-in, first-out (“LIFO”) method. During the quarter ended December 31, 2003, earnings before federal income taxes include a benefit of approximately $49,000 from the liquidation of LIFO inventory. Cost for non-standard coil inventory is determined using the specific identification method. Cost for tubular inventory is determined using the weighted average method.

     A summary of inventory values follows:

	December 31,	March 31,
	2003	2003

Prime Coil Inventory	$6,512,033	$6,743,001
Non-Standard Coil Inventory	1,522,276	1,725,581
Tubular Raw Material	2,663,051	2,736,602
Tubular Finished Goods	11,112,363	12,827,084

	$21,809,723	$24,032,268

NOTE C — LONG-TERM DEBT

     The following summary reflects long-term debt including the current portion thereon:

	December 31, 2003	March 31, 2003

Notes payable on equipment purchases	$79,876	$125,825

     The Company has a $6 million revolving credit facility which expires April 1, 2006. There were no amounts outstanding pursuant to the facility at December 31, 2003 and March 31, 2003.

NOTE D — NEW ACCOUNTING PRONOUNCEMENT

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”). FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003. The application of FIN 46 to variable interest entities existing prior to February 1, 2003 will be effective for the Company on December 15, 2004. No variable interest entities have been created after January 31, 2003. Management believes the effect of variable interest entities, if any, created prior to January 31, 2003 will not be material to the financial statements.

NOTE E — STOCK BASED COMPENSATION

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

     The following schedule reflects the impact on net income and earnings per common share if the Company had applied the fair value recognition provisions of Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation for the three and nine months ended December 31:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2003	2002	2003	2002

Reported net income	$10,117	$200,197	$768,644	$946,394
Less: compensation expenses per SFAS No. 123, net of tax	.00	25,262	31,582	25,262

Pro forma net income	$10,117	$174,935	$737,062	$921,132

BASIC EARNINGS PER COMMON SHARE:
Reported net income	.00	.03	.10	.12
Less: compensation expense per SFAS No. 123, net of tax	.00	.00	.00	.00

Pro forma net income	.00	.03	.10	.12

DILUTED EARNINGS PER COMMON SHARE:
Reported net income	.00	.03	.10	.12
Less: compensation expense per SFAS No. 123, net of tax	.00	.00	.00	.00

Pro forma net income	.00	.03	.10	.12

     NOTE F — SEGMENT INFORMATION — UNAUDITED

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net sales
Coil	$12,758	$15,068	$39,310	$45,473
Tubular	12,220	10,351	36,283	33,283

Total net sales	$24,978	$25,419	$75,593	$78,756

Operating profit (loss)
Coil	$(106)	$85	$904	$1,025
Tubular	515	615	1,944	1,922

Total operating profit	409	700	2,848	2,947
General corporate expenses	434	402	1,704	1,515
Interest expense	9	4	32	47
Interest & other income	(49)	(9)	(53)	(49)

Total earnings before taxes	$15	$303	$1,165	$1,434

	December 31,	March 31,
	2003	2003

Segment assets
Coil	$17,052	$18,967
Tubular	20,390	21,849

	37,442	40,816
Corporate assets	3,507	1,963

Total assets	$40,949	$42,779

     Segment amounts reflected above are stated in thousands. General corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate executive and accounting salaries, professional fees and services, bad debts, accrued profit sharing expense, corporate insurance expenses and office supplies. Corporate assets consists primarily of cash and cash equivalents and the cash value of officers’ life insurance.

FRIEDMAN INDUSTRIES, INCORPORATED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Nine Months Ended December 31, 2003 Compared To Nine Months Ended December 31, 2002

      During the nine months ended December 31, 2003, sales, costs of goods sold and gross profit declined $3,163,410, $3,040,742 and $122,668, from the respective amounts recorded during the nine months ended December 31, 2002. The declines in sales and costs of goods were related primarily to a decrease in tons sold from approximately 247,000 tons in the 2002 period to 224,000 tons in the 2003 period. The decline in tons sold was partially offset by an increase of approximately 6% in the average per ton selling price. The increase in the average per ton selling price was largely offset by an increase in the average per ton material cost. Gross profits and costs of goods sold as a percentage of sales were approximately 5.8% and 94.2%, respectively, in the 2003 period compared to 5.7% and 94.3%, respectively, in the 2002 period.

      Coil product segment sales declined approximately $6,200,000 during the 2003 period. The decline in sales of coil products was related primarily to a decrease from approximately 143,000 tons shipped in the 2002 period to 121,000 tons shipped in the 2003 period. Coil segment operating profits as a percentage of segment sales were approximately 2.3% in both periods. In the 2003 period, the Company’s Lone Star coil facility continued to experience a lack of supply of coil products from this facility’s primary coil supplier, Lone Star Steel Company (“LSS”). In the near term, the Company expects this lack of supply to continue. The Company's Lone Star facility has from time to time purchased steel coils from other suppliers. However, the freight costs associated with these purchases increase the Company’s costs of goods and diminishes the Company’s competitiveness for the sale of such products in an extremely competitive market. Management confers with LSS regularly and continues to monitor this situation closely. Continued lack of supply of steel coils at this facility could have a material adverse effect on the Company’s coil operations.

      Tubular product segment sales increased approximately $3,000,000 during the 2003 period. This increase resulted primarily from an approximately 10% increase in the average per ton selling price. Tubular segment operating profits as a percentage of segment sales were approximately 5.4% and 5.8% in the 2003 and 2002 period, respectively. During the 2003 period, LSS, the Company’s principal supplier of coil steel raw materials for its tubular division, continued to supply raw materials in such amounts as are adequate for the Company’s purposes. The Company currently does not anticipate any significant change in such supply from LSS.

      General, selling and administrative costs increased $165,507 in the 2003 period from the amount recorded in the 2002 period. This increase resulted primarily from an increase in bad-debt expense of approximately $168,000 incurred in the quarter ended June 30, 2003, related to one of the Company’s large customers. The Company monitors closely its customer accounts receivables and believes that this expense was an isolated event that currently does not reflect a trend in this area.

      Federal income taxes decreased $91,567 from the comparable amount recorded during the 2002 period. This decrease was primarily related to the decrease in earnings before taxes as the effective tax rates were the same for both periods.

     Three Months Ended December 31, 2003 Compared To Three Months Ended December 31, 2002

      During the three months ended December 31, 2003, sales, costs of goods sold and gross profit declined $440,922, $144,485 and $296,437, from the respective amounts recorded during the three months ended December 31, 2002. The declines in sales and costs of goods were related primarily to a decrease in tons sold from approximately 77,000 tons in the 2002 quarter to 72,000 tons in the 2003 quarter. The decline in tons sold was offset by an increase of approximately 5% in the average per ton selling price. Both coil and pipe operations experienced decreases in gross profit which resulted in the overall decrease in gross profit. Gross profits and costs of goods sold as a percentage of sales were 3.8% and 96.2%, respectively, in the 2003 quarter compared to 4.9% and 95.1%, respectively, in the 2002 quarter. During the 2003 quarter, the Company experienced increases in material costs and could not immediately pass these costs on to its customers. In addition, tubular operations were adversely affected by a reduction in tons produced due primarily to changes in the size and type of pipe produced and related and certain other production delays during the 2003 quarter. Costs for steel products continue to increase due primarily to substantial increases in scrap steel costs incurred by the Company’s primary suppliers, LSS and Nucor Steel Company (“NSC”), which have been passed on to the Company.

       Coil product segment sales declined approximately $2,310,000 during the 2003 quarter. The decline in sales of coil products was related primarily to a decrease from approximately 46,000 tons shipped in the 2002 quarter to 38,000 tons shipped in the 2003 quarter. Coil operations reflected a $106,000 loss in the 2003 period compared to an $85,000 gain in the 2002 quarter. In the 2003 quarter, the Company’s Lone Star coil facility and its XSCP Division (“XSCP”) recorded less tons sold. The Company’s Lone Star coil facility continued to experience a lack of supply of coil products from LSS. In the near term, the Company expects this lack of supply to continue. The Company's Lone Star facility has from time to time purchased steel coils from other suppliers. However, the freight costs associated with these purchases increase the Company's costs of goods and diminishes the Company's competitiveness for the sale of such products in an extremely competitive market. Management confers with LSS regularly and continues to monitor this situation closely. Regarding XSCP, NSC supplies XSCP with non-standard steel coils. During the 2003 quarter, the supply of non-standard coils was reduced. Currently, NSC is supplying non-standard coils to XSCP at more normal levels and the Company expects this supply to continue. Results for the 2003 quarter were adversely affected by the lack of supply noted above and by increased material costs which could not be immediately passed on to customers.

       Tubular product segment sales increased approximately $1,869,000 during the 2003 quarter. This increase resulted primarily from an increase in tons shipped from approximately 31,000 tons in the 2002 quarter to 34,000 tons shipped in the 2003 quarter. Tubular segment operating profits as a percentage of segment sales were approximately 4.2% and 5.9% in the 2003 and 2002 period, respectively. Results in the 2003 quarter were adversely affected by a 15% decrease in tons of pipe manufactured. This decrease resulted primarily from changes in the size and type of pipe produced and related and certain other production delays.

       Interest and other income increased $39,716 from the amount recorded during the 2002 quarter. This increase was related primarily to a gain of approximately $45,000 during the 2003 quarter from the sale of capital stock of a customer received by the Company in the course of the customer's bankruptcy proceedings.

      Federal income taxes decreased $97,922 from the comparable amount recorded during the 2002 quarter. This decrease was primarily related to the decrease in earnings before taxes as the effective tax rates were the same for both quarters.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

      The Company remained in a strong, liquid position at December 31, 2003. Current ratios were 3.7 and 3.2 at December 31, 2003 and March 31, 2003, respectively. Working capital was $24,170,804 at December 31, 2003 and $23,734,112 at March 31, 2003. During the nine months ended December 31, 2003, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Accordingly, the Company generated cash by reducing accounts receivable and inventories. A portion of this cash was used to pay down accounts payable and other liabilities. The Company expects to continue to monitor and evaluate these balance sheet components depending on changes in the market conditions and the Company’s operations.

      The Company has an arrangement with a bank which provides for a revolving line of credit facility (the “revolving facility”). Pursuant to the revolving facility, which expires April 1, 2006, the Company may borrow up to $6 million at the bank’s prime rate or 1.5% over Libor. The Company uses the revolving facility to support cash flow and will borrow and repay the note as working capital is required. During the quarter ended December 31, 2003, the Company repaid $2 million of borrowings outstanding at September 30, 2003. At December 31, 2003, the Company had no borrowings outstanding under the revolving facility.

      The Company has in the past and may in the future borrow funds on a term basis to build or improve facilities. The Company currently has no plans to borrow funds on a term basis.

      Notwithstanding the current market conditions, the Company believes its cash flows from operations and borrowing capability under its revolving facility are adequate to fund its expected cash requirements for the next twenty-four months.

CRITICAL ACCOUNTING POLICIES

      The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy which requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventory requires estimates of the year end quantities which is inherently difficult. Historically, these estimates have been materially correct. On an ongoing basis, the Company evaluates estimates and judgements. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Not material.

Item 4. Controls and Procedures

      The Company's management, with the participation of the Company's principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter ended December 31, 2003. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended December 31, 2003 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

      There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Nine Months Ended December 31, 2003

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
Date February 13, 2004
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