Form 10-K
period 2004-03-31
FRIEDMAN INDUSTRIES INC
filed 2004-06-29
CIK 39092

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2004

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

                             Yes   X       No  ____

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

                             Yes  ____      No   X

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 2003 (computed by reference to the closing price on such date), was approximately $15,383,000.

     The number of shares of the registrant's Common Stock outstanding at June 11, 2004 was 7,575,239 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 2004 -- Part II.

     Proxy Statement for the 2004 Annual Meeting of Shareholders -- Part III.

                                     PART I

ITEM 1. BUSINESS

     Friedman Industries, Incorporated (the "Company"), a Texas corporation incorporated in 1965, is engaged in pipe manufacturing and processing, steel processing and steel and pipe distribution.

     The Company has two product groups: coil and tubular products. Significant financial information relating to the Company's product groups for the last three years is contained in Note 7 of the Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2004, which financial statements are incorporated herein by reference in Item 8 hereof.

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

     At its Lone Star facility, the Company purchases hot-rolled steel coils primarily from Lone Star Steel Company ("LSS"), which is located approximately four miles from the Company's Lone Star plant. The Lone Star plant purchases its supply of steel from LSS and other suppliers at competitive prices determined at the time of purchase. Loss of LSS as a source of coil supply could have an adverse effect on the Company's business.

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

     TTP operates a pipe mill that is capable of producing pipe from 2 3/8 inches to 8 5/8 inches in outside diameter. The pipe mill is API-licensed to manufacture line and oil country pipe and also manufactures pipe for structural and piling purposes that meets recognized industry standards. TTP employs various pipe processing equipment including threading and beveling machines, pipe handling equipment and other related machinery. This machinery can process pipe up to 13 3/8 inches in outside diameter. In April 2004, the Company began operating a new pipe mill that is designed primarily to produce pipe ranging from 2 3/8" to 2 7/8" in outside diameter.

     The Company currently manufactures and sells substantially all of its line and oil country pipe to LSS pursuant to orders received from LSS. In addition, the Company purchases from LSS and markets to others pipe for structural applications for some sizes of pipe that exceed the capability of the pipe mill.

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

  Marketing

     The following table sets forth the approximate percentage of total sales contributed by each group of products and services during each of the Company's last three fiscal years:

                 PRODUCT AND SERVICE GROUPS                   2004    2003    2002
                 --------------------------                   ----    ----    ----
Coil Products...............................................   54%     57%     53%
Tubular Products............................................   46%     43%     47%

     Coil Products. The Company sells coil products to approximately 280 customers located primarily in the midwestern, southwestern and southeastern sections of the United States. The Company's principal customers for these products and services are steel distributors and customers fabricating steel products such as storage tanks, steel buildings, farm machinery and equipment, construction equipment, transportation equipment, conveyors and other similar products. During each of the fiscal years ended March 31, 2004, 2003 and 2002, six, six and six customers, respectively, accounted for approximately 25% of the Company's sales of coil products. No coil product customer accounted for as much as 10% of the Company's total sales during those years.

     The Company sells substantially all of its coil products through its own sales force. At March 31, 2004, the sales force was comprised of a vice president and three professional sales personnel under the direction of the Senior Vice President -- Sales and Marketing. Salesmen are paid on a salary and commission basis.

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

     Tubular Products. The Company sells its tubular products nationally to approximately 330 customers. The Company's principal customers of these products are steel and pipe distributors, piling contractors and LSS. Sales of pipe to LSS accounted for approximately 15% of the Company's total sales in fiscal 2004.

     The Company sells its tubular products through its own sales force comprised of five professional sales personnel under the direction of the Senior Vice President -- Sales and Marketing. Salesmen are paid on a salary and commission basis.

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

  Employees

     At March 31, 2004, the Company had approximately 144 full-time employees.

  Executive Officers of the Company

     The following table sets forth as of March 31, 2004, the name, age, officer positions and family relationships, if any, of each executive officer of the Company and period during which each officer has served in such capacity:

                                     POSITION, OFFICES WITH THE COMPANY
         NAME          AGE            AND FAMILY RELATIONSHIPS, IF ANY
         ----          ---           ----------------------------------
  Jack Friedman.....   82    Chairman of the Board of Directors and Chief
                               Executive Officer since 1970, Director since
                               1965, brother of Harold Friedman
  Harold Friedman...   73    Vice Chairman since 1995, formerly President and
                               Chief Operating Officer since 1975, Executive
                               Vice President from 1973 to 1975, Director since
                               1965, brother of Jack Friedman
  William E. Crow...   56    President and Chief Operating Officer since 1995,
                               formerly Vice President since 1981 and formerly
                               President of Texas Tubular Products Division
                               since August 1990
  Benny Harper......   58    Senior Vice President -- Finance since 1995
                             (formerly Vice President since 1990), Treasurer
                               since 1980 and Secretary since May 1992
  Thomas Thompson...   53    Senior Vice President -- Sales and Marketing since
                               1995, formerly Vice President -- Sales since 1990

ITEM 2. PROPERTIES

     The principal properties of the Company are described in the following table:

                                  APPROXIMATE                              TYPE OF
           LOCATION                  SIZE           OWNERSHIP           CONSTRUCTION
           --------               -----------       ---------           ------------
Lone Star, Texas
  Plant -- Coil Products......  42,260 sq. feet    Owned(1)        Steel frame/siding
  Plant -- Texas Tubular
     Products.................  76,000 sq. feet    Owned(1)        Steel frame/siding
  Offices -- Coil Products....  1,200 sq. feet     Owned(1)        Steel building
  Offices -- Texas Tubular
     Products.................  8,000 sq. feet     Owned(1)        Cinder block; steel
                                                                     building
  Land -- Coil Products.......    13.93 acres      Owned(1)                  --
  Land -- Texas Tubular
     Products.................    67.77 acres      Owned(1)                  --
Longview, Texas Offices.......  2,600 sq. feet     Leased(2)       Office Building
Houston, Texas
  Plant and Warehouse.........  70,000 sq. feet    Owned(1)(3)     Rigid steel frame
                                                                     and steel siding
  Offices.....................  4,000 sq. feet     Owned(1)(3)     Brick veneer; steel
                                                                     building
  Land........................     12 acres        Owned(1)(3)               --
Hickman, Arkansas
  Plant and Warehouse -- Coil
     Products.................  42,600 sq. feet    Owned(1)        Steelframe/siding
  Offices -- Coil Products....  2,500 sq. feet     Owned(1)        Cinder block/wood frame
  Land -- Coil Products.......    26.19 acres      Owned(1)                  --

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Common Stock is traded principally on the American Stock Exchange (Symbol: FRD).

     Reference is hereby made to the sections of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2004, entitled "Description of Business -- Range of High and Low Sales Prices of Common Stock" and "Description of Business -- Cash Dividends Declared Per Share of Common Stock", which sections are hereby incorporated herein by reference.

     The approximate number of shareholders of record of Common Stock of the Company as of April 30, 2004 was 460.

ITEM 6. SELECTED FINANCIAL DATA

     Information with respect to Item 6 is hereby incorporated herein by reference from the section of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2004, entitled "Selected Financial Data".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2004, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business the Company is exposed to market risk primarily from changes in the cost of steel in inventory and in interest rates. The Company closely monitors exposure to market risks and develops appropriate strategies to manage risk. With respect to steel purchases, there is no recognized market to purchase derivative financial instruments to reduce the inventory exposure risk on changing commodity prices. The exposure to market risk associated with interest rates relates primarily to debt. Recent debt balances are minimal and, as a result, direct exposure to interest rates changes is not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and notes thereto of the Company included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2004, are hereby incorporated herein by reference:

        Consolidated Balance Sheets -- March 31, 2004 and 2003

        Consolidated Statements of Earnings -- Years ended March 31, 2004, 2003 and 2002

        Consolidated Statements of Stockholders' Equity -- Years ended March 31, 2004, 2003 and 2002

        Consolidated Statements of Cash Flows -- Years ended March 31, 2004, 2003 and 2002

        Notes to Consolidated Financial Statements -- March 31, 2004

        Report of Independent Registered Public Accounting Firm

     Information with respect to supplementary financial information relating to the Company appears in Note 8 -- Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements incorporated herein by reference above in this Item 8 from the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2004.

     The following supplementary schedule for the Company for the year ended March 31, 2004, is included elsewhere in this report.

     Schedule II -- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

ITEM 9A. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

     The Company's management, with the participation of the Company's principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ( the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

  Changes in Internal Controls

     There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Item 10 regarding directors of the Company is hereby incorporated herein by reference from the Company's proxy statement in respect of the 2004 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 2004 fiscal year.

     Information with respect to Item 10 regarding executive officers is hereby incorporated by reference from the information set forth under the caption "Executive Officers of the Company" in Item 1 of this report.

     The Company has adopted the Friedman Industries, Incorporated Code of Conduct and Ethics (the "Code") which applies to the Company's employees, directors and officers, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code is filed as an exhibit hereto.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to Item 11 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 2004 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 2004 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  Equity Compensation Plan Information

     The following table sets forth certain equity compensation plan information for the Company as of March 31, 2004:

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
Equity compensation plans
  not approved by security
  holders(1)................             N/A                  N/A                   3,200

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

  Security Ownership Information

     The additional information with respect to Item 12 regarding the security ownership of certain beneficial owners and management, and related matters, is hereby incorporated herein by reference from the Company's proxy statement in respect to the 2004 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 2004 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to Item 13 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 2004 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 2004 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information with respect to Item 14 is hereby incorporated herein by reference from the Company's proxy statement in respect of the 2004 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company's 2004 fiscal year.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents included in this report

     1. Financial Statements

     The following financial statements and notes thereto of the Company are included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2004, which is incorporated herein by reference.

        Consolidated Balance Sheets -- March 31, 2004 and 2003

        Consolidated Statements of Earnings -- Years ended March 31, 2004, 2003 and 2002

        Consolidated Statements of Stockholders' Equity -- Years end March 31, 2004, 2003 and 2002

        Consolidated Statements of Cash Flows -- Years ended March 31, 2004, 2003 and 2002

        Notes to Consolidated Financial Statements -- March 31, 2004

        Report of Independent Registered Public Accounting Firm

     2. Financial Statement Schedules

     The following financial statement schedule of the Company is included in this report at page S-1.

        Schedule II -- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3. Exhibits

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
             3.1         -- Articles of Incorporation of the Company, as amended,
                            filed as an exhibit to the Company's Annual Report on
                            Form 10-K for the year ended March 31, 1982, and
                            incorporated herein by reference.
             3.2         -- Articles of Amendment to the Articles of Incorporation of
                            the Company, as filed with the Texas Secretary of State
                            on September 22, 1987, filed as an exhibit to the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1988, and incorporated herein by reference.
             3.3         -- Bylaws of the Company, amended as of March 27, 1992,
                            filed as an exhibit to the Company's Annual Report on
                            Form 10-K for the year ended March 31, 1992, and
                            incorporated herein by reference.
             4.1         -- Reference is made to Exhibits 10.2, 10.5, 10.6, 10.9,
                            10.11 and 10.12 described in this Item 16(a).
           *10.1         -- Friedman Industries, Incorporated 1989 Incentive Stock
                            Option Plan, filed as an exhibit to the Company's Annual
                            Report on Form 10-K for the fiscal year ended March 31,
                            1991, and incorporated herein by reference.
            10.2         -- Amended and Restated Letter Agreement dated April 1,
                            1995, between the Company and Texas Commerce Bank
                            National Association ("TCB") regarding an $8,000,000
                            revolving line of credit filed as an exhibit to the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1995 and incorporated herein by reference.
            10.3         -- Lease Agreement between Judson Plaza, Inc. and the
                            Company dated March 16, 1996, regarding the lease of
                            office space (filed as an exhibit to and incorporated by
                            reference from the Company's Annual Report on Form 10-K
                            for the year ended March 31, 1996).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           *10.4         -- Friedman Industries, Incorporated 1996 Stock Option Plan
                            (filed as an exhibit to and incorporated by reference
                            from the Company's Annual Report on Form 10-K for the
                            year ended March 31, 1997).
            10.5         -- First Amendment to Amended and Restated Letter Agreement
                            between the Company and TCB dated April 1, 1997 (filed as
                            an exhibit to and incorporated by reference from the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1997).
            10.6         -- Second Amendment to Amended and Restated Letter Agreement
                            between the Company and TCB dated July 21, 1997 (filed as
                            an exhibit to and incorporated by reference from the
                            Company's Report on Form 10-Q for the three months ended
                            June 30, 1997).
           *10.7         -- First Amendment to the Friedman Industries, Incorporated
                            1989 Incentive Stock Option Plan (filed as an exhibit to
                            and incorporated by reference from the Company's Report
                            on Form 10-Q for the three months ended September 30,
                            1997).
           *10.8         -- Friedman Industries, Incorporated 2000 Non-Employee
                            Director Stock Plan (filed as an exhibit to and
                            incorporated by reference from the Company's Registration
                            Statement on Form S-8 (Registration No. 333-47262)).
            10.9         -- Third Amendment to the Amended and Restated Letter
                            Agreement dated April 1, 1999 between the Company and
                            Chase Bank of Texas (filed as an exhibit to and
                            incorporated by reference from the Company's report on
                            Form 10-Q for the three months ended June 30, 1999).
            10.10        -- Addendum to Lease Agreement between Judson Plaza, Inc.
                            and the Company dated April 12, 2001 (filed as an exhibit
                            to and incorporated by reference from the Company's
                            report on Form 10-Q for the three months ended June 30,
                            2001).
            10.11        -- Fourth Amendment to the Amended and Restated Letter
                            Agreement dated June 1, 2001 between The Chase Manhattan
                            Bank and the Company (filed as an exhibit to and
                            incorporated by reference from the Company's report on
                            Form 10-Q for the three months ended June 30, 2001).
            10.12        -- Fifth Amendment to the Amended and Restated Letter
                            Agreement dated effective as of April 1, 2003 (filed as
                            an exhibit to and incorporated by reference from the
                            Company's report on Form 10-Q for the three months ended
                            June 30, 2003).
            10.13        -- Revolving Promissory Note dated April 1, 2003 between the
                            Company and J.P. Morgan Chase Bank (filed as an exhibit
                            to and incorporated by reference from the Company's
                            report on Form 10-Q for the three months ended June 30,
                            2003).
          **13.1         -- The Company's Annual Report to Shareholders for the
                            fiscal year ended March 31, 2004.
          **14.1         -- Friedman Industries, Incorporated Code of Conduct and
                            Ethics.
          **21.1         -- List of Subsidiaries.
          **23.1         -- Consent of Independent Registered Public Accounting Firm.
          **31.1         -- Certification Pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002, signed by Jack Friedman.
          **31.2         -- Certification Pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002, signed by Ben Harper.
          **32.1         -- Certification Pursuant to 18 U.S.C. Section 1350, as
                            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                            of 2002, signed by Jack Friedman.
          **32.2         -- Certification Pursuant to 18 U.S.C. Section 1350, as
                            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                            of 2002, signed by Ben Harper.

---------------

 * Management contract or compensation plan.

** Filed herewith.

     Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Benny Harper, Senior Vice President -- Finance, Friedman Industries, Incorporated, P. O. Box 21147, Houston, Texas 77226.

     (b) Reports on Form 8-K filed in the fourth quarter of fiscal 2004:

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, and State of Texas, this 28th day of June, 2004.

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

                      SIGNATURE                                     TITLE                   DATE
                      ---------                                     -----                   ----

                  /s/ JACK FRIEDMAN                    Chairman of the Board, Chief     June 28, 2004
-----------------------------------------------------    Executive Officer and
                    Jack Friedman                        Director (Principal Executive
                                                         Officer)

                 /s/ HAROLD FRIEDMAN                   Vice Chairman of the Board and   June 28, 2004
-----------------------------------------------------    Director
                   Harold Friedman

                 /s/ WILLIAM E. CROW                   President, Chief Operating       June 28, 2004
-----------------------------------------------------    Officer and Director
                   William E. Crow

                 /s/ BENNY B. HARPER                   Senior Vice                      June 28, 2004
-----------------------------------------------------    President -- Finance
                   Benny B. Harper                       Secretary/Treasurer
                                                         (Principal Financial and
                                                         Accounting Officer)

                 /s/ CHARLES W. HALL                   Director                         June 28, 2004
-----------------------------------------------------
                   Charles W. Hall

                  /s/ ALAN M. RAUCH                    Director                         June 28, 2004
-----------------------------------------------------
                    Alan M. Rauch

                 /s/ HERSHEL M. RICH                   Director                         June 28, 2004
-----------------------------------------------------
                   Hershel M. Rich

                 /s/ KIRK K. WEAVER                    Director                         June 28, 2004
-----------------------------------------------------
                   Kirk K. Weaver

                 /s/ JOE L. WILLIAMS                   Director                         June 28, 2004
-----------------------------------------------------
                   Joe L. Williams

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                       FRIEDMAN INDUSTRIES, INCORPORATED

          COLUMN A              COLUMN B               COLUMN C                COLUMN D        COLUMN E
          --------             ----------   ------------------------------   -------------   -------------
                                                      ADDITIONS
                                            ------------------------------
                               BALANCE AT   CHARGED TO      CHARGED TO
                               BEGINNING    COSTS AND    OTHER ACCOUNTS --   DEDUCTIONS --    BALANCE AT
         DESCRIPTION           OF PERIOD     EXPENSES       DESCRIBE(A)       DESCRIBE(B)    END OF PERIOD
         -----------           ----------   ----------   -----------------   -------------   -------------
Year ended March 31, 2004
  Allowance for doubtful
     accounts receivable and
     cash discounts (deducted
     from related asset
     account)................    $7,276      $188,508        $537,205          $688,213         $44,776
                                 ======      ========        ========          ========         =======
Year ended March 31, 2003
  Allowance for doubtful
     accounts receivable
     (deducted from related
     asset account)..........    $7,276      $ 80,275              --          $ 80,275         $ 7,276
                                 ======      ========        ========          ========         =======
Year ended March 31, 2002
  Allowance for doubtful
     accounts receivable
     (deducted from related
     asset account)..........    $7,276      $128,095              --          $128,095         $ 7,276
                                 ======      ========        ========          ========         =======

---------------

(A) Cash discounts allowed on sales and charged against revenue.

(B) Accounts receivable written off and cash discounts allowed on sales.

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
             3.1         -- Articles of Incorporation of the Company, as amended,
                            filed as an exhibit to the Company's Annual Report on
                            Form 10-K for the year ended March 31, 1982, and
                            incorporated herein by reference.
             3.2         -- Articles of Amendment to the Articles of Incorporation of
                            the Company, as filed with the Texas Secretary of State
                            on September 22, 1987, filed as an exhibit to the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1988, and incorporated herein by reference.
             3.3         -- Bylaws of the Company, amended as of March 27, 1992,
                            filed as an exhibit to the Company's Annual Report on
                            Form 10-K for the year ended March 31, 1992, and
                            incorporated herein by reference.
             4.1         -- Reference is made to Exhibits 10.2, 10.5, 10.6, 10.9,
                            10.11 and 10.12 described in this Item 16(a).
           *10.1         -- Friedman Industries, Incorporated 1989 Incentive Stock
                            Option Plan, filed as an exhibit to the Company's Annual
                            Report on Form 10-K for the fiscal year ended March 31,
                            1991, and incorporated herein by reference.
            10.2         -- Amended and Restated Letter Agreement dated April 1,
                            1995, between the Company and Texas Commerce Bank
                            National Association ("TCB") regarding an $8,000,000
                            revolving line of credit filed as an exhibit to the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1995 and incorporated herein by reference.
            10.3         -- Lease Agreement between Judson Plaza, Inc. and the
                            Company dated March 16, 1996, regarding the lease of
                            office space (filed as an exhibit to and incorporated by
                            reference from the Company's Annual Report on Form 10-K
                            for the year ended March 31, 1996).
           *10.4         -- Friedman Industries, Incorporated 1996 Stock Option Plan
                            (filed as an exhibit to and incorporated by reference
                            from the Company's Annual Report on Form 10-K for the
                            year ended March 31, 1997).
            10.5         -- First Amendment to Amended and Restated Letter Agreement
                            between the Company and TCB dated April 1, 1997 (filed as
                            an exhibit to and incorporated by reference from the
                            Company's Annual Report on Form 10-K for the year ended
                            March 31, 1997).
            10.6         -- Second Amendment to Amended and Restated Letter Agreement
                            between the Company and TCB dated July 21, 1997 (filed as
                            an exhibit to and incorporated by reference from the
                            Company's Report on Form 10-Q for the three months ended
                            June 30, 1997).
           *10.7         -- First Amendment to the Friedman Industries, Incorporated
                            1989 Incentive Stock Option Plan (filed as an exhibit to
                            and incorporated by reference from the Company's Report
                            on Form 10-Q for the three months ended September 30,
                            1997).
           *10.8         -- Friedman Industries, Incorporated 2000 Non-Employee
                            Director Stock Plan (filed as an exhibit to and
                            incorporated by reference from the Company's Registration
                            Statement on Form S-8 (Registration No. 333-47262)).
            10.9         -- Third Amendment to the Amended and Restated Letter
                            Agreement dated April 1, 1999 between the Company and
                            Chase Bank of Texas (filed as an exhibit to and
                            incorporated by reference from the Company's report on
                            Form 10-Q for the three months ended June 30, 1999).
            10.10        -- Addendum to Lease Agreement between Judson Plaza, Inc.
                            and the Company dated April 12, 2001 (filed as an exhibit
                            to and incorporated by reference from the Company's
                            report on Form 10-Q for the three months ended June 30,
                            2001).
            10.11        -- Fourth Amendment to the Amended and Restated Letter
                            Agreement dated June 1, 2001 between The Chase Manhattan
                            Bank and the Company (filed as an exhibit to and
                            incorporated by reference from the Company's report on
                            Form 10-Q for the three months ended June 30, 2001).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
            10.12        -- Fifth Amendment to the Amended and Restated Letter
                            Agreement dated effective as of April 1, 2003 (filed as
                            an exhibit to and incorporated by reference from the
                            Company's report on Form 10-Q for the three months ended
                            June 30, 2003).
            10.13        -- Revolving Promissory Note dated April 1, 2003 between the
                            Company and J.P. Morgan Chase Bank (filed as an exhibit
                            to and incorporated by reference from the Company's
                            report on Form 10-Q for the three months ended June 30,
                            2003).
          **13.1         -- The Company's Annual Report to Shareholders for the
                            fiscal year ended March 31, 2003.
          **14.1         -- Friedman Industries, Incorporated Code of Conduct and
                            Ethics.
          **21.1         -- List of Subsidiaries.
          **23.1         -- Consent of Independent Registered Public Accounting Firm.
          **31.1         -- Certification Pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002, signed by Jack Friedman.
          **31.2         -- Certification Pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002, signed by Ben Harper.
          **32.1         -- Certification Pursuant to 18 U.S.C. Section 1350, as
                            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                            of 2002, signed by Jack Friedman.
          **32.2         -- Certification Pursuant to 18 U.S.C. Section 1350, as
                            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                            of 2002, signed by Ben Harper.

---------------

 * Management contract or compensation plan.

** Filed herewith.

     Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Benny Harper, Senior Vice President -- Finance, Friedman Industries, Incorporated, P. O. Box 21147, Houston, Texas 77226.

     (b) Reports on Form 8-K filed in the fourth quarter of fiscal 2004:

          None