Form 10-Q
period 2004-06-30
FRIEDMAN INDUSTRIES INC
filed 2004-08-13
CIK 39092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	74-1504405 (I.R.S. Employer Identification Number)

4001 HOMESTEAD ROAD, HOUSTON, TEXAS 77028-5585
(Address of principal executive office) (zip code)
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

     At June 30, 2004, the number of shares outstanding of the issuer’s only class of stock was 7,575,239 shares of Common Stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED
CONSOLIDATED BALANCE SHEETS

ASSETS

	JUNE 30, 2004	MARCH 31, 2004
	Unaudited
CURRENT ASSETS:
Cash and cash equivalents	$1,207,462	$1,984,763
Accounts receivable, net of allowances for bad debts and cash discounts of $36,276 and $44,776 at June 30, 2004 and March 31, 2004, respectively	16,458,135	14,688,702
Inventories	21,955,256	21,043,992
Other	341,756	112,244

TOTAL CURRENT ASSETS	39,962,609	37,829,701
PROPERTY, PLANT AND EQUIPMENT:
Land	437,793	437,793
Buildings and yard improvements	4,088,149	4,088,149
Machinery and equipment	18,457,561	18,013,461
Less accumulated depreciation	(16,055,719)	(15,846,288)

	6,927,784	6,693,115
OTHER ASSETS:
Cash value of officers’ life insurance	867,496	1,302,613
Deferred income taxes	178,694	202,694

TOTAL ASSETS	$47,936,583	$46,028,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,044,531	$10,204,653
Current portion of long-term debt	40,205	63,037
Dividends payable	379,749	151,500
Income taxes payable	932,633	1,134,433
Contribution to profit sharing plan	66,000	280,000
Employee compensation and related expenses	846,025	806,140

TOTAL CURRENT LIABILITIES	13,309,143	12,639,763
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	356,756	356,756
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued and outstanding shares — 7,575,239 at June 30, 2004 and March 31, 2004	7,575,239	7,575,239
Additional paid-in capital	27,714,669	27,714,669
Retained deficit	(1,019,224)	(2,258,304)

TOTAL STOCKHOLDERS’ EQUITY	34,270,684	33,031,604

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,936,583	$46,028,123

FRIEDMAN INDUSTRIES, INCORPORATED

CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,

	2004	2003

Net sales	$44,915,704	$25,204,170
Costs and expenses
Costs of goods sold	40,715,157	23,255,513
General, selling and administrative costs	1,652,481	1,234,095
Interest	—	8,732

	42,367,638	24,498,340
Interest and other income	(9,963)	(2,148)

Earnings before income taxes	2,558,029	707,978
Provision (benefit) for income taxes:
Current	915,200	249,713
Deferred	24,000	(9,000)

	939,200	240,713

Net earnings	$1,618,829	$467,265

Average number of common shares outstanding:
Basic	7,575,239	7,573,239
Diluted	7,728,236	7,589,900
Net earnings per share:
Basic	$0.21	$0.06
Diluted	$0.21	$0.06
Cash dividends declared per common share	$0.05	$0.03

FRIEDMAN INDUSTRIES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,

	2004	2003

OPERATING ACTIVITIES
Net earnings	$1,618,829	$467,265
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	220,800	232,500
Provision for deferred taxes	24,000	(9,000)
Decrease (increase) in operating assets:
Accounts receivable	(1,769,433)	173,583
Inventories	(911,264)	1,622,140
Other current assets	(229,512)	(7,979)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	839,876	(4,265,158)
Contribution to profit-sharing plan payable	(214,000)	(194,000)
Employee compensation and related expenses	39,885	29,357
Federal income taxes payable	(201,800)	(15,287)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(582,619)	(1,966,579)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(456,009)	(72,242)
Decrease (increase) in cash surrender value of officers’ life insurance	435,117	(6,919)
Proceeds from sale of asset	542	—

NET CASH USED IN INVESTING ACTIVITIES	(20,350)	(79,161)
FINANCING ACTIVITIES
Cash dividends paid	(151,500)	(151,460)
Principal payments on notes payable	(22,832)	(17,409)
Proceeds of long-term notes	—	2,000,000

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(174,332)	1,831,131

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(777,301)	(214,609)
Cash and cash equivalents at beginning of period	1,984,763	673,127

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,207,462	$458,518

FRIEDMAN INDUSTRIES, INCORPORATED

NOTES TO QUARTERLY REPORT — UNAUDITED
THREE MONTHS ENDED JUNE 30, 2004

NOTE A — BASIS OF PRESENTATION

     The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended March 31, 2004.

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

     A summary of inventory values follows:

	June 30,	March 31,
	2004	2004

Prime Coil Inventory	$8,209,503	$4,976,300
Non-Standard Coil Inventory	2,148,832	4,181,815
Tubular Raw Material	5,552,502	3,515,060
Tubular Finished Goods	6,044,419	8,370,817

	$21,955,256	$21,043,992

NOTE C — LONG-TERM DEBT

     The following summary reflects long-term debt including the current portion thereon:

	June 30, 2004	March 31, 2004

Notes payable on equipment purchases	$40,205	$63,037

     The Company has a $6 million revolving credit facility which expires April 1, 2006. There were no amounts outstanding pursuant to the facility at June 30, 2004 and March 31, 2004.

NOTE D — STOCK BASED COMPENSATION

     The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The following schedule reflects the impact on net income and earnings per common share if the Company had applied the fair value recognition provisions of Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation for each period indicated:

	Three Months Ended June 30,

	2004	2003

Reported net income	$1,618,829	$467,265
Less: compensation expenses per SFAS No. 123, net of tax	.00	31,582

Pro forma net income	$1,618,829	$435,683

BASIC EARNINGS PER COMMON SHARE:
Reported net income	.21	.06
Less: compensation expense per SFAS No. 123, net of tax	.00	.00

Pro forma net income	.21	.06

DILUTED EARNINGS PER COMMON SHARE:
Reported net income	.21	.06
Less: compensation expense per SFAS No. 123, net of tax	.00	.00

Pro forma net income	.21	.06

     The fair value of options was estimated using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.0%, a dividend yield of 3.4%, volatility factor of the expected market price of the Company’s common stock of 0.42, and a weighted average expected life of the option of four years.

NOTE E — SEGMENT INFORMATION

	THREE MONTHS ENDED
	JUNE 30,

	2004	2003

Net sales
Coil	$26,536	$13,395
Tubular	18,380	11,809

Total net sales	$44,916	$25,204

Operating profit
Coil	$1,375	$710
Tubular	2,310	769

Total operating profit	3,685	1,479
Corporate expenses	1,137	764
Interest expense	—	9
Interest & other income	(10)	(2)

Total earnings before taxes	$2,558	$708

	June 30, 2004	March 31, 2004

Segment assets
Coil	$24,783	$21,770
Tubular	20,765	20,624

	45,548	42,394
Corporate assets	2,389	3,634

	47,937	46,028

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     During the three months ended June 30, 2004, sales, costs of goods sold and gross profit increased $19,711,534, $17,459,644 and $2,251,890, from the respective amounts recorded during the three months ended June 30, 2003. The increases in sales and costs of goods were related primarily to increases in the average per ton selling price and average per ton cost of goods sold of approximately 67% and 64%, respectively. Total tons shipped increased from approximately 76,000 tons in the 2003 quarter to 82,000 tons in the 2004 quarter. Gross profit benefited from the increase in sales as well as improved margins. In the 2004 quarter, gross profit and costs of goods as a percentage of sales were approximately 9.4% and 90.6%, respectively, compared to 7.7% and 92.3%, respectively, in the 2003 quarter. During the 2004 quarter, the Company experienced a significant improvement in market conditions for its products as compared to market conditions during the 2003 quarter.

     Coil product segment sales increased approximately $13,141,000 during the 2004 quarter. This increase was related primarily to an increase in the average per ton selling price, as tons shipped remained constant at approximately 41,000 tons in both quarters. A decrease in tons sold by the XSCP Division (“XSCP”) was offset by an increase in tons sold by the Hickman, Arkansas coil facility (“Hickman”). Coil operating profit as a percentage of coil segment sales remained approximately the same in both quarters. This segment benefited from the increase in sales during the 2004 quarter that was supported by improved market conditions for coil segment products.

     In the 2004 quarter, the Company’s Lone Star coil facility (“LSCF”) continued to experience a lack of supply of coil products from its primary coil supplier, Lone Star Steel Company (“LSS”). LSCF, which accounted for approximately 8% of total sales in the 2004 quarter, has from time to time purchased coils from other suppliers. However, freight costs associated with these purchases diminishes the Company’s competitiveness in a very competitive industry. LSCF produced a profit from operations in the 2004 quarter. A further reduction in supply could have an adverse effect on coil segment operations. Management confers regularly with LSS and continues to monitor this situation closely.

     During the 2004 quarter, XSCP, which markets non-standard coils received from Nucor Steel Company (“NSC”), agreed with NSC to suspend the purchase of non-standard coils. Due to the increased cost of this material, management did not believe that the material could be resold at a profit. XSCP accounted for approximately 6% of total sales during the 2004 quarter. XSCP operating assets can be used at Hickman. Management continues to monitor this situation closely and confers regularly with NSC regarding this suspension. In the near term, management expects this suspension to continue.

     The Company is dependent on LSS and NSC for its supply of coil inventory. NSC continues to supply Hickman with steel coils in amounts that are adequate for the Company’s purposes. While current supply levels are adequate to sustain the Company’s operations at both Hickman and LSCF, a reduction in the supply of steel coils from LSS or NSC could have an adverse effect on the Company’s coil operations.

     Tubular product segment sales increased approximately $6,571,000 during the 2004 quarter. This increase resulted from both an increase in tons shipped and from an approximate 29% increase in the average per ton selling price. Tons shipped increased from approximately 34,000 tons in the 2003 quarter to approximately 41,000 tons in the 2004 quarter. Tubular product segment operating profits as a percentage of segment sales were approximately 12.6% and 6.5% in the 2004 and 2003 quarters, respectively. This segment benefited from improved market conditions for tubular products during 2004 quarter as compared to market conditions in the 2003 quarter.

     During the 2004 quarter, LSS, the Company’s primary supplier of tubular products and coil material used in pipe manufacturing, continued to supply such products in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from LSS.

     During the 2004 quarter, general, selling and administrative costs increased $418,386 from the amount recorded during the 2003 quarter. This increase was related primarily to bonuses associated with increased earnings and an increase in legal and professional expenses.

     Income taxes increased $698,487 from the comparable amount recorded during the 2003 quarter. This increase was primarily related to the increase in earnings before taxes. The effective tax rates were 36.7% and 34% in the 2004 quarter and 2003 quarter, respectively. In the 2004 quarter, the Company recorded additional taxes of $44,220 and $25,250 reflecting the net effect of state income taxes and taxes related to the surrender of life insurance policies, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

      The Company remained in a strong, liquid position at June 30, 2004. Current ratios were 3.0 at both June 30, 2004 and March 31, 2004. Working capital was $26,653,466 at June 30, 2004 and $25,189,938 at March 31, 2004.

      During the three months ended June 30, 2004, the Company maintained assets and liabilities at levels it believed were commensurate with operations. The increase in accounts receivable was related primarily to increased sales in June 2004. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in the market conditions and the Company’s operations.

      During the quarter ended June 30, 2004, the Company purchased approximately $456,000 in fixed assets. This purchase was related primarily to the small diameter pipe mill which began operation in April 2004.

      In June 2004 and July 2004, the Company surrendered for cash, certain split-dollar life insurance policies on the lives of Jack and Harold Friedman, respectively. The Company received the total cash surrender value of $812,432.

      The Company has an arrangement with a bank which provides for a revolving line of credit facility (the “revolving facility”). Pursuant to the revolving facility, which expires April 1, 2006, the Company may borrow up to $6 million at the bank’s prime rate or 1.5% over LIBOR. The Company uses the revolving facility to support cash flow and will borrow and repay the note as working capital is required. At June 30, 2004 and March 31, 2004, the Company had no borrowings outstanding under the revolving facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      In the normal course of business the Company is exposed to market risks primarily from changes in the cost of steel in inventory and in interest rates. The Company closely monitors exposure to market risks and develops appropriate strategies to manage risk. With respect to steel purchases, there is no recognized market to purchase derivative financial instruments to reduce the inventory exposure risk on changing commodity prices. The exposure to market risk associated with interest rates relates primarily to debt. Recent debt balances are minimal and, as a result, direct exposure to interest rates changes is not significant.

Item 4. Controls and Procedures

      The Company's management, with the participation of the Company's principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter ended June 30, 2004. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2004 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

      There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended June 30, 2004

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 2. Changes in securities, use of proceeds and Issuer purchases of equity securities

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
Date August 13, 2004
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