Form 10-Q
period 2004-09-30
FRIEDMAN INDUSTRIES INC
filed 2004-11-15
CIK 39092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	74-1504405 (I.R.S. Employer Identification Number)

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

     At September 30, 2004, the number of shares outstanding of the issuer’s only class of stock was 7,595,239 shares of Common Stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	SEPTEMBER 30, 2004	MARCH 31, 2004
	Unaudited
CURRENT ASSETS:
Cash and cash equivalents	$7,099,433	$1,984,763
Accounts receivable, net of allowances for bad debts and cash discounts of $37,276 and $44,776 at September 30, 2004 and March 31, 2004, respectively	15,817,403	14,688,702
Inventories	19,933,110	21,043,992
Other	322,404	112,244

TOTAL CURRENT ASSETS	43,172,350	37,829,701
PROPERTY, PLANT AND EQUIPMENT:
Land	437,793	437,793
Buildings and yard improvements	4,088,149	4,088,149
Machinery and equipment	18,497,977	18,013,461
Less accumulated depreciation	(16,276,518)	(15,846,288)

	6,747,401	6,693,115
OTHER ASSETS:
Cash value of officers’ life insurance	528,590	1,302,613
Deferred income taxes	143,694	202,694

TOTAL ASSETS	$50,592,035	$46,028,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,592,548	$10,204,653
Current portion of long-term debt	23,081	63,037
Dividends payable	607,759	151,500
Income taxes payable	78,685	1,134,433
Contribution to profit sharing plan	134,000	280,000
Employee compensation and related expenses	918,270	806,140
Deferred credit for LIFO replacement	157,520	—

TOTAL CURRENT LIABILITIES	14,511,863	12,639,763
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	389,904	356,756
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued and outstanding shares — 7,595,239 and 7,575,239 at September 30, 2004 and March 31, 2004, respectively	7,595,239	7,575,239
Additional paid-in capital	27,742,409	27,714,669
Retained earnings(deficit)	352,620	(2,258,304)

TOTAL STOCKHOLDERS’ EQUITY	35,690,268	33,031,604

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,592,035	$46,028,123

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	Three Months Ended September 30,		Six Months Ended September 30,

	2004	2003	2004	2003

Net sales	$49,020,241	$25,410,689	$93,935,945	$50,614,859
Costs and expenses
Costs of goods sold	44,486,288	23,910,932	85,201,445	47,166,445
General, selling and administrative costs	1,441,420	1,045,949	3,093,901	2,280,044
Interest	—	14,374	—	23,106

	45,927,708	24,971,255	88,295,346	49,469,595
Interest and other income	(51,120)	(1,873)	(61,083)	(4,021)

Earnings before income taxes	3,143,653	441,307	5,701,682	1,149,285
Provision (benefit) for income taxes:
Current	1,129,051	159,045	2,044,251	408,758
Deferred	35,000	(9,000)	59,000	(18,000)

	1,164,051	150,045	2,103,251	390,758

Net earnings	$1,979,602	$291,262	$3,598,431	$758,527

Average number of common shares outstanding:
Basic	7,581,906	7,573,239	7,578,572	7,573,239
Diluted	7,785,196	7,632,571	7,756,424	7,615,163
Net earnings per share:
Basic	$0.26	$0.04	$0.47	$0.10
Diluted	$0.25	$0.04	$0.46	$0.10
Cash dividends declared per common share	$0.08	$0.03	$0.13	$0.06

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended September 30,

	2004	2003

OPERATING ACTIVITIES
Net earnings	$3,598,431	$758,527
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	441,600	465,000
Provision for deferred taxes	59,000	(18,000)
Provision for postretirement benefits	33,148	—
Decrease (increase) in operating assets:
Accounts receivable	(1,128,701)	690,350
Inventories	1,110,882	1,650,910
Other	(210,160)	(324,339)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,387,895	(4,075,317)
Contribution to profit-sharing plan payable	(146,000)	(128,000)
Employee compensation and related expenses	112,130	(6,534)
Federal income taxes payable	(1,055,748)	(251,242)
Deferred credit for LIFO replacement	157,520	—

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	5,359,997	(1,238,645)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(496,427)	(277,850)
(Increase) decrease in cash value of officers’ life insurance	774,023	(6,919)
Proceeds from sale of asset	542	—

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	278,138	(284,769)
FINANCING ACTIVITIES
Cash dividends paid	(531,249)	(378,649)
Principal payments on notes payable	(39,956)	(31,721)
Increase in notes payable	—	2,000,000
Exercise of stock options	47,740	—

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(523,465)	1,589,630

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,114,670	66,216
Cash and cash equivalents at beginning of period	1,984,763	673,127

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,099,433	$739,343

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED
SIX MONTHS ENDED SEPTEMBER 30, 2004

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

NOTE B — INVENTORIES

     Inventories consist of prime coil, non-standard coil and tubular materials. Prime coil inventory consists primarily of raw materials, non-standard coil inventory consists primarily of finished goods and tubular inventory consists of both raw materials and finished goods. Inventories are valued at the lower of cost or replacement market value. Cost for prime coil inventory is determined under the last-in, first-out (“LIFO”) method. Cost for non-standard coil inventory is determined using the specific identification method. Cost for tubular inventory is determined using the weighted average method.

     During the quarter ended September 30,2004, LIFO inventories were reduced but are expected to be replaced by March 31, 2005. Accordingly, a deferred credit for LIFO replacement of $157,520 to reflect the expected cost of such replacement was recorded at September 30, 2004.

     A summary of inventory values follows:

	September 30,	March 31,
	2004	2004

Prime Coil Inventory	$7,661,637	$4,976,300
Non-Standard Coil Inventory	939,742	4,181,815
Tubular Raw Material	3,557,822	3,515,060
Tubular Finished Goods	7,773,909	8,370,817

	$19,933,110	$21,043,992

NOTE C — LONG-TERM DEBT

     The following summary reflects long-term debt including the current portion thereon:

	September 30, 2004	March 31, 2004

Notes payable on equipment purchases	$23,081	$63,037

     The Company has a $6 million revolving credit facility which expires April 1, 2006. There were no amounts outstanding pursuant to the facility at September 30, 2004 or March 31, 2004.

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

     The following schedule reflects the impact on net income and earnings per common share if the Company had applied the fair value recognition provisions of Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation for each period indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Reported net income	$1,979,602	$291,262	$3,598,431	$758,527
Less: compensation expenses per SFAS No. 123, net of tax	.00	.00	.00	31,582

Pro forma net income	$1,979,602	$291,262	$3,598,431	$726,945

BASIC EARNINGS PER COMMON SHARE:
Reported net income	.26	.04	.47	.10
Less: compensation expense per SFAS No. 123, net of tax	.00	.00	.00	.00

Pro forma net income	.26	.04	.47	.10

DILUTED EARNINGS PER COMMON SHARE:
Reported net income	.25	.04	.46	.10
Less: compensation expense per SFAS No. 123, net of tax	.00	.00	.00	.00

Pro forma net income	.25	.04	.46	.10

     During the six months ended September 30, 2004, options for 20,000 shares Common Stock were exercised which resulted in proceeds of $47,740 to the Company. In the 2004 period, no options were granted.

     The fair value of options was estimated using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.0%, a dividend yield of 3.4%, volatility factor of the expected market price of the Company’s common stock of 0.42, and a weighted average expected life of the option of four years.

NOTE E — SEGMENT INFORMATION

	Three Months Ended September 30		Six Months Ended September 30
	2004	2003	2004	2003
Net sales
Coil	$28,157	$13,157	$54,693	$26,552
Tubular	20,863	12,254	39,243	24,063

Total net sales	$49,020	$25,411	$93,936	$50,615

Operating profit
Coil	$1,849	$299	$3,224	$1,009
Tubular	2,072	660	4,382	1,429

Total operating profit	3,921	959	7,606	2,438
Corporate expenses	828	506	1,965	1,270
Interest expense	—	14	—	23
Interest & other income	(51)	(2)	(61)	(4)

Total earnings before taxes	$3,144	$441	$5,702	$1,149

	September 30, 2004	March 31, 2004

Segment assets
Coil	$20,572	$21,770
Tubular	22,112	20,624

	42,684	42,394
Corporate assets	7,908	3,634

	50,592	46,028

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003

     During the six months ended September 30, 2004, sales, costs of goods sold and gross profit increased $43,321,086, $38,035,000 and $5,286,086, from the respective amounts recorded during the six months ended September 30, 2003. The increases in sales and costs of goods were related primarily to increases in the average per ton selling price and average per ton cost of goods sold of approximately 80% and 75%, respectively. Total tons shipped increased from approximately 152,000 tons in the 2003 period to 157,000 tons in the 2004 period. Gross profit benefited from the increase in sales as well as improved margins. In the 2004 period, gross profit and costs of goods as a percentage of sales were approximately 9.3% and 90.7%, respectively, compared to 6.8% and 93.2%, respectively, in the 2003 period. During the 2004 period, the Company experienced a significant improvement in market conditions for its products as compared to market conditions during the 2003 period.

     Coil product segment sales increased approximately $28,141,000 during the 2004 period. This increase was related primarily to an increase in the average per ton selling price. Tons shipped actually declined from approximately 83,000 tons in the 2003 period to 78,000 tons in the 2004 period. This decrease was related primarily to a decrease in tons sold by the Company’s XSCP Division (“XSCP”). During the 2004 period, XSCP, which markets non-standard coils received from Nucor Steel Company (“NSC”), agreed with NSC to suspend the purchase of non-standard coils. XSCP accounted for approximately 5% of total sales during the 2004 period. Due to the increased cost of this material, management did not believe that the material could be resold at a profit. Management continues to monitor this situation closely and confers regularly with NSC regarding this suspension. In the near term, management expects this suspension to continue. In the event management decided to redeploy XSCP assets, the XSCP operating assets could be used at the Company’s Hickman, Arkansas coil facility (“Hickman”). Total coil operating profit as a percentage of coil segment sales increased from 3.8% in the 2003 period to 5.9% in the 2004 period. Improved market conditions for coil segment products produced increases in sales and margins during the 2004 period.

     In the 2004 period, the Company’s Lone Star coil facility (“LSCF”) continued to experience a lack of supply of coil products from its primary coil supplier, Lone Star Steel Company (“LSS”). LSCF, which accounted for approximately 8% of total sales in the 2004 period, has from time to time purchased coils from other suppliers. However, freight costs associated with these purchases diminishes the Company’s competitiveness in a very competitive industry. LSCF produced a profit from operations in the 2004 period. A further reduction in supply could have an adverse effect on coil segment operations. Management confers regularly with LSS and continues to monitor this situation closely.

     The Company is dependent on LSS and NSC for its supply of coil inventory. NSC continues to supply Hickman with steel coils in amounts that are adequate for the Company’s purposes. While current levels are adequate to sustain the Company’s operations, a reduction in the supply of steel coils could have an adverse effect on the Company’s coil operations.

     Tubular product segment sales increased approximately $15,180,000 during the 2004 period. This increase resulted from both an increase in tons shipped and from an approximately 42% increase in the average per ton selling price. Tons shipped increased from approximately 68,000 tons in the 2003 period to 79,000 tons in the 2004 period. Tubular product segment operating profits as a percentage of segment sales were approximately 11.2 % and 5.9 % in the 2004 and 2003 periods, respectively. This segment benefited from significantly improved market conditions for tubular products during the 2004 period as compared to market conditions in the 2003 period.

     During the 2004 quarter, LSS, the Company’s primary supplier of tubular products and coil material used in pipe manufacturing, continued to supply such products in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from LSS.

     During the 2004 period, general, selling and administrative costs increased $813,857 from the amount recorded during the 2003 period. This increase was related primarily to bonuses associated with increased earnings and an increase in legal and professional expenses.

     Income taxes increased $1,712,493 from the comparable amount recorded during the 2003 period. This increase was primarily related to the increase in earnings before taxes. The effective tax rates were 36.9% and 34% in the 2004 period and 2003 period, respectively. In the 2004 period, the Company recorded additional taxes of $114,180 and $50,500 reflecting the net effect of state income taxes and taxes related to the surrender of life insurance policies, respectively.

    Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     During the quarter ended September 30, 2004, sales, costs of goods sold and gross profit increased $23,609,552, $20,575,356 and $3,034,196, from the respective amounts recorded during the quarter ended September 30, 2003. The increases in sales and costs of goods were related primarily to increases in the average per ton selling price and average per ton cost of goods sold of approximately 94% and 87%, respectively. Total tons shipped remained constant at approximately 75,000 tons in both quarters. Gross profit benefited from the increase in sales as well as improved margins. In the 2004 quarter, gross profit and costs of goods as a percentage of sales were approximately 9.2% and 90.8%, respectively, compared to 5.9% and 94.1%, respectively, in the 2003 quarter. During the 2004 quarter, the Company experienced a significant improvement in market conditions for its products as compared to market conditions during the 2003 quarter.

     Coil product segment sales increased approximately $15,000,000 during the 2004 quarter. This increase was related primarily to an increase in the average per ton selling price of approximately 135%. Tons shipped declined from approximately 41,000 tons in the 2003 quarter to 37,000 tons in the 2004 quarter. This decrease was related primarily to a decrease in tons sold by XSCP. Coil operating profit as a percentage of coil segment sales increased from approximately 2.3% in the 2003 quarter to 6.6% in the 2004 quarter. Significantly improved market conditions for coil segment products produced increased sales and margins during the 2004 quarter.

     Tubular product segment sales increased approximately $8,609,000 during the 2004 quarter. This increase resulted from both an increase in tons shipped and from an approximately 55% increase in the average per ton selling price. Tons shipped increased from approximately 35,000 tons in the 2003 quarter to 38,000 tons in the 2004 quarter. Tubular product segment operating profits as a percentage of segment sales were approximately 9.9% and 5.4% in the 2004 and 2003 quarters, respectively. This segment benefited from improved market conditions for tubular products during the 2004 quarter as compared to market conditions in the 2003 quarter.

     During the 2004 quarter, general, selling and administrative costs increased $395,471 from the amount recorded during the 2003 quarter. This increase was related primarily to bonuses associated with increased earnings.

     Income taxes increased $1,014,006 from the comparable amount recorded during the 2003 quarter. This increase was primarily related to the increase in earnings before taxes. The effective tax rates were 37% and 34% in the 2004 quarter and 2003 quarter, respectively. In the 2004 quarter, the Company recorded additional taxes of $69,960 and $25,250 reflecting the net effect of state income taxes and taxes related to the surrender of life insurance policies, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

      The Company remained in a strong, liquid position at September 30, 2004. Current ratios were 3.0 at both September 30, 2004 and March 31, 2004. Working capital was $28,660,487 at September 30, 2004 and $25,189,938 at March 31, 2004.

      During the three months ended September 30, 2004, the Company maintained assets and liabilities at levels it believed were commensurate with operations. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in the market conditions and the Company’s operations.

      During the six months ended September 30, 2004, the Company purchased approximately $496,000 in fixed assets. This purchase was related primarily to a small diameter pipe mill which began operation in April 2004.

      In June 2004 and July 2004, the Company surrendered for cash, certain split-dollar life insurance policies on the lives of Jack and Harold Friedman, respectively. The Company received the total cash surrender value of $812,432.

      During the six months ended September 30, 2004, cash and cash equivalents increased $5,114,670 primarily as the result of earnings during the 2004 period.

      The Company has an arrangement with a bank which provides for a revolving line of credit facility (the “revolving facility”). Pursuant to the revolving facility, which expires April 1, 2006, the Company may borrow up to $6 million at the bank’s prime rate or 1.5% over LIBOR. The Company uses the revolving facility to support cash flow and will borrow and repay the note as working capital is required. At September 30, 2004 and March 31, 2004, the Company had no borrowings outstanding under the revolving facility.

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

Item 4. Controls and Procedures

      The Company's management, with the participation of the Company's principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter ended September 30, 2004. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2004 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

      There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

a). Not applicable

b). Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held on September 9, 2004, the Company’s shareholders elected eight directors to the Company’s Board of Directors. The number of shares voted for and withheld with respect to the election of each director was as follows:

Name	Shares Voted For	Shares Withheld
Jack Friedman	7,008,397	62,010
Harold Friedman	7,008,905	61,502
William Crow	7,013,611	56,796
Charles W. Hall	6,963,524	106,883
Alan M. Rauch	7,023,804	46,603
Hershel M. Rich	6,981,245	89,162
Kirk K. Weaver	7,024,851	45,556
Joe L. Williams	6,976,087	94,320

Item 5. Other Information

      Not applicable

Item 6. Exhibits

31.1 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Jack Friedman

31.2 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

32.1 —	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jack Friedman

32.2 —	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED
Date November 15, 2004
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