Form 10-Q/A
period 2004-09-30
FRIEDMAN INDUSTRIES INC
filed 2005-02-14
CIK 39092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
Part II — OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Certification of Jack Friedman Pursuant to Section 302
Certification of Ben Harper Pursuant to Section 302
Certification of Jack Friedman Pursuant to Section 906
Certification of Ben Harper Pursuant to Section 906

EXPLANATORY NOTE

     This quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend our quarterly report on Form 10-Q for the quarter ended September 30, 2004 (the “Original Form 10-Q”), which was filed with the Securities and Exchange Commission (“SEC”) on November 15, 2004. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-Q/A contains complete text of Items 1, 2 and 4 of Part I, and Item 6 of Part II as amended as well as currently dated certifications.

     In connection with the Company's review of its accrual for accounts payable at December 31, 2004, the Company discovered that it had over accrued accounts payable at September 30, 2004. The error occurred as the result of double booking a liability for materials received. During the quarter ended September 30, 2004, the Company received steel coils and recorded a liability for this purchase. Subsequently, these same coils were shipped to other companies for processing into slit coils or pipe. After processing, the Company received the material and incorrectly recorded a liability for the entire receipt instead of only the processing and shipping charges. Accordingly, our consolidated financial statements for the three and six months ended September 30, 2004 are being restated to correct the accrual for accounts payable.

     The amendments contained herein reflect changes resulting from the foregoing adjustment. We have not updated the information contained herein for events occurring subsequent to November 15, 2004, the filing date of the Original Form 10-Q, except to reflect the restatement of the period indicated above. We recommend that this report be read in conjunction with our reports filed subsequent to November 15, 2004.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	SEPTEMBER 30, 2004	MARCH 31, 2004
	Unaudited (Restated)
CURRENT ASSETS:
Cash and cash equivalents	$7,099,433	$1,984,763
Accounts receivable, net of allowances for bad debts and cash discounts of $37,276 and $44,776 at September 30, 2004 and March 31, 2004, respectively	15,817,403	14,688,702
Inventories	19,933,110	21,043,992
Other	322,404	112,244

TOTAL CURRENT ASSETS	43,172,350	37,829,701
PROPERTY, PLANT AND EQUIPMENT:
Land	437,793	437,793
Buildings and yard improvements	4,088,149	4,088,149
Machinery and equipment	18,497,977	18,013,461
Less accumulated depreciation	(16,276,518)	(15,846,288)

	6,747,401	6,693,115
OTHER ASSETS:
Cash value of officers’ life insurance	528,590	1,302,613
Deferred income taxes	143,694	202,694

TOTAL ASSETS	$50,592,035	$46,028,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,100,552	$10,204,653
Current portion of long-term debt	23,081	63,037
Dividends payable	607,759	151,500
Income taxes payable	223,714	1,134,433
Contribution to profit sharing plan	134,000	280,000
Employee compensation and related expenses	983,706	806,140
Deferred credit for LIFO replacement	157,520	—

TOTAL CURRENT LIABILITIES	14,230,332	12,639,763
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	389,904	356,756
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued and outstanding shares — 7,595,239 and 7,575,239 at September 30, 2004 and March 31, 2004, respectively	7,595,239	7,575,239
Additional paid-in capital	27,742,409	27,714,669
Retained earnings(deficit)	634,151	(2,258,304)

TOTAL STOCKHOLDERS’ EQUITY	35,971,799	33,031,604

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,592,035	$46,028,123

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	Three Months Ended September 30,		Six Months Ended September 30,

	(Restated) 2004	2003	(Restated) 2004	2003

Net sales	$49,020,241	$25,410,689	$93,935,945	$50,614,859
Costs and expenses
Costs of goods sold	43,994,292	23,910,932	84,709,449	47,166,445
General, selling and administrative costs	1,506,856	1,045,949	3,159,337	2,280,044
Interest	—	14,374	—	23,106

	45,501,148	24,971,255	87,868,786	49,469,595
Interest and other income	(51,120)	(1,873)	(61,083)	(4,021)

Earnings before income taxes	3,570,213	441,307	6,128,242	1,149,285
Provision (benefit) for income taxes:
Current	1,274,080	159,045	2,189,280	408,758
Deferred	35,000	(9,000)	59,000	(18,000)

	1,309,080	150,045	2,248,280	390,758

Net earnings	$2,261,133	$291,262	$3,879,962	$758,527

Average number of common shares outstanding:
Basic	7,581,906	7,573,239	7,578,572	7,573,239
Diluted	7,785,196	7,632,571	7,756,424	7,615,163
Net earnings per share:
Basic	$0.30	$0.04	$0.51	$0.10
Diluted	$0.29	$0.04	$0.50	$0.10
Cash dividends declared per common share	$0.08	$0.03	$0.13	$0.06

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended September 30,

	(Restated) 2004	2003

OPERATING ACTIVITIES
Net earnings	$3,879,962	$758,527
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	441,600	465,000
Provision for deferred taxes	59,000	(18,000)
Provision for postretirement benefits	33,148	—
Decrease (increase) in operating assets:
Accounts receivable	(1,128,701)	690,350
Inventories	1,110,882	1,650,910
Other	(210,160)	(324,339)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,895,899	(4,075,317)
Contribution to profit-sharing plan payable	(146,000)	(128,000)
Employee compensation and related expenses	177,566	(6,534)
Federal income taxes payable	(910,719)	(251,242)
Deferred credit for LIFO replacement	157,520	—

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	5,359,997	(1,238,645)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(496,427)	(277,850)
(Increase) decrease in cash value of officers’ life insurance	774,023	(6,919)
Proceeds from sale of asset	542	—

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	278,138	(284,769)
FINANCING ACTIVITIES
Cash dividends paid	(531,249)	(378,649)
Principal payments on notes payable	(39,956)	(31,721)
Increase in notes payable	—	2,000,000
Exercise of stock options	47,740	—

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(523,465)	1,589,630

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,114,670	66,216
Cash and cash equivalents at beginning of period	1,984,763	673,127

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,099,433	$739,343

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

     The following schedule reflects the impact on net income and earnings per common share if the Company had applied the fair value recognition provisions of Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation for each period indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	(Restated) 2004	2003	(Restated) 2004	2003
Reported net income	$2,261,133	$291,262	$3,879,962	$758,527
Less: compensation expenses per SFAS No. 123, net of tax	.00	.00	.00	31,582

Pro forma net income	$2,261,133	$291,262	$3,879,962	$726,945

BASIC EARNINGS PER COMMON SHARE:
Reported net income	.30	.04	.51	.10
Less: compensation expense per SFAS No. 123, net of tax	.00	.00	.00	.00

Pro forma net income	.30	.04	.51	.10

DILUTED EARNINGS PER COMMON SHARE:
Reported net income	.29	.04	.50	.10
Less: compensation expense per SFAS No. 123, net of tax	.00	.00	.00	.00

Pro forma net income	.29	.04	.50	.10

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

NOTE E — SEGMENT INFORMATION

	Three Months Ended September 30		Six Months Ended September 30
	(Restated) 2004	2003	(Restated) 2004	2003
Net sales
Coil	$28,157	$13,157	$54,693	$26,552
Tubular	20,863	12,254	39,243	24,063

Total net sales	$49,020	$25,411	$93,936	$50,615

Operating profit
Coil	$1,849	$299	$3,224	$1,009
Tubular	2,564	660	4,874	1,429

Total operating profit	4,413	959	8,098	2,438
Corporate expenses	894	506	2,031	1,270
Interest expense	—	14	—	23
Interest & other income	(51)	(2)	(61)	(4)

Total earnings before taxes	$3,570	$441	$6,128	$1,149

	September 30, 2004	March 31, 2004

Segment assets
Coil	$20,572	$21,770
Tubular	22,112	20,624

	42,684	42,394
Corporate assets	7,908	3,634

	50,592	46,028

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003

     During the six months ended September 30, 2004, sales, costs of goods sold and gross profit increased $43,321,086, $37,543,004 and $5,778,082, from the respective amounts recorded during the six months ended September 30, 2003. The increases in sales and costs of goods were related primarily to increases in the average per ton selling price and average per ton cost of goods sold of approximately 80% and 74%, respectively. Total tons shipped increased from approximately 152,000 tons in the 2003 period to 157,000 tons in the 2004 period. Gross profit benefited from the increase in sales as well as improved margins. In the 2004 period, gross profit and costs of goods as a percentage of sales were approximately 9.8% and 90.2%, respectively, compared to 6.8% and 93.2%, respectively, in the 2003 period. During the 2004 period, the Company experienced a significant improvement in market conditions for its products as compared to market conditions during the 2003 period.

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

     Tubular product segment sales increased approximately $15,180,000 during the 2004 period. This increase resulted from both an increase in tons shipped and from an approximately 42% increase in the average per ton selling price. Tons shipped increased from approximately 68,000 tons in the 2003 period to 79,000 tons in the 2004 period. Tubular product segment operating profits as a percentage of segment sales were approximately 12.4 % and 5.9 % in the 2004 and 2003 periods, respectively. This segment benefited from significantly improved market conditions for tubular products during the 2004 period as compared to market conditions in the 2003 period.

     During the 2004 quarter, LSS, the Company’s primary supplier of tubular products and coil material used in pipe manufacturing, continued to supply such products in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from LSS.

     During the 2004 period, general, selling and administrative costs increased $879,293 from the amount recorded during the 2003 period. This increase was related primarily to bonuses associated with increased earnings and an increase in legal and professional expenses.

     Income taxes increased $1,857,522 from the comparable amount recorded during the 2003 period. This increase was primarily related to the increase in earnings before taxes. The effective tax rates were 36.7% and 34% in the 2004 period and 2003 period, respectively. In the 2004 period, the Company recorded additional taxes of $114,180 and $50,500 reflecting the net effect of state income taxes and taxes related to the surrender of life insurance policies, respectively.

    Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     During the quarter ended September 30, 2004, sales, costs of goods sold and gross profit increased $23,609,552, $20,083,360 and $3,526,192, from the respective amounts recorded during the quarter ended September 30, 2003. The increases in sales and costs of goods were related primarily to increases in the average per ton selling price and average per ton cost of goods sold of approximately 94% and 85%, respectively. Total tons shipped remained constant at approximately 75,000 tons in both quarters. Gross profit benefited from the increase in sales as well as improved margins. In the 2004 quarter, gross profit and costs of goods as a percentage of sales were approximately 10.3% and 89.7%, respectively, compared to 5.9% and 94.1%, respectively, in the 2003 quarter. During the 2004 quarter, the Company experienced a significant improvement in market conditions for its products as compared to market conditions during the 2003 quarter.

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

     Tubular product segment sales increased approximately $8,609,000 during the 2004 quarter. This increase resulted from both an increase in tons shipped and from an approximately 55% increase in the average per ton selling price. Tons shipped increased from approximately 35,000 tons in the 2003 quarter to 38,000 tons in the 2004 quarter. Tubular product segment operating profits as a percentage of segment sales were approximately 12.3% and 5.4% in the 2004 and 2003 quarters, respectively. This segment benefited from improved market conditions for tubular products during the 2004 quarter as compared to market conditions in the 2003 quarter.

     During the 2004 quarter, general, selling and administrative costs increased $460,907 from the amount recorded during the 2003 quarter. This increase was related primarily to bonuses associated with increased earnings.

     Income taxes increased $1,159,035 from the comparable amount recorded during the 2003 quarter. This increase was primarily related to the increase in earnings before taxes. The effective tax rates were 37% and 34% in the 2004 quarter and 2003 quarter, respectively. In the 2004 quarter, the Company recorded additional taxes of $69,960 and $25,250 reflecting the net effect of state income taxes and taxes related to the surrender of life insurance policies, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

      The Company remained in a strong, liquid position at September 30, 2004. Current ratios were 3.0 at both September 30, 2004 and March 31, 2004. Working capital was $28,942,018 at September 30, 2004 and $25,189,938 at March 31, 2004.

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

Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

     At the time the original Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2004 was prepared and filed, the Company’s management, with the participation of the Company’s principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2004. Based on this evaluation, the CEO and CFO had originally concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2004 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

     In conjunction with the Company’s decision to restate its financial statements for the period ended September 30, 2004, the Company identified a material weakness in its internal control over financial reporting (as defined in Public Company Accounting Oversight Board, Auditing Standard No. 2, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected) and, as a result thereof, reevaluated its disclosure controls and procedures over the accrual of accounts payable and concluded that these controls were not effective. The Company has taken steps to identify, rectify and prevent the recurrence of the circumstances that resulted in the determination to restate the financial statements for the period ended September 30, 2004. As part of this undertaking, the Company intends to incorporate additional levels of review of the processes and supporting documentation related to its accruals, including but not limited to those for accounts payable. The Company believes these enhancements to its systems of internal control over financial reporting and disclosure controls and procedures will be adequate to provide reasonable assurance that the control objectives will be met.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended September 30, 2004

Part II — OTHER INFORMATION

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
Date February 14, 2005
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