Form 10-Q
period 2004-12-31
FRIEDMAN INDUSTRIES INC
filed 2005-02-14
CIK 39092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	74-1504405 (I.R.S. Employer Identification Number)

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

     At December 31, 2004, the number of shares outstanding of the issuer’s only class of stock was 6,975,771 shares of Common Stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31, 2004	MARCH 31, 2004
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,251,015	$1,984,763
Accounts receivable, net of allowances for bad debts and cash discounts of $27,276 and $44,776 at December 31, 2004 and March 31, 2004, respectively	11,743,491	14,688,702
Inventories	25,506,944	21,043,992
Other	248,893	112,244

TOTAL CURRENT ASSETS	42,750,343	37,829,701
PROPERTY, PLANT AND EQUIPMENT:
Land	437,793	437,793
Buildings and yard improvements	4,088,149	4,088,149
Machinery and equipment	18,601,508	18,013,461
Less accumulated depreciation	(16,496,388)	(15,846,288)

	6,631,062	6,693,115
OTHER ASSETS:
Cash value of officers’ life insurance	547,590	1,302,613
Deferred income taxes	125,694	202,694

TOTAL ASSETS	$50,054,689	$46,028,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,332,626	$10,204,653
Current portion of long-term debt	11,438	63,037
Dividends payable	563,603	151,500
Income taxes payable	100,771	1,134,433
Contribution to profit sharing plan	206,000	280,000
Employee compensation and related expenses	562,986	806,140

TOTAL CURRENT LIABILITIES	15,777,424	12,639,763
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	397,403	356,756
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,600,239 and 7,575,239 at December 31, 2004 and March 31, 2004, respectively	7,600,239	7,575,239
Additional paid-in capital	27,756,199	27,714,669
Treasury stock, at cost (624,468 shares at December 31, 2004 and 0 shares at March 31, 2004)	(2,768,785)	—
Retained earnings(deficit)	1,292,209	(2,258,304)

TOTAL STOCKHOLDERS’ EQUITY	33,879,862	33,031,604

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,054,689	$46,028,123

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003

Net sales	$43,434,081	$24,977,857	$137,370,026	$75,592,716
Costs and expenses
Costs of goods sold	40,277,843	24,028,792	124,987,291	71,195,237
General, selling and administrative costs	1,266,026	973,717	4,425,363	3,253,761
Interest	—	8,532	—	31,638

	41,543,869	25,011,041	129,412,654	74,480,636
Interest and other income	(57,455)	(48,511)	(118,538)	(52,532)

Earnings before income taxes	1,947,667	15,327	8,075,910	1,164,612
Provision (benefit) for income taxes:
Current	709,058	14,210	2,898,339	422,968
Deferred	18,000	(9,000)	77,000	(27,000)

	727,058	5,210	2,975,339	395,968

Net income	$1,220,609	$10,117	$5,100,571	$768,644

Average number of common shares outstanding:
Basic	7,480,467	7,575,239	7,548,704	7,575,239
Diluted	7,736,885	7,646,954	7,759,235	7,627,424
Net income per share:
Basic	$0.16	$0.00	$0.68	$0.10
Diluted	$0.16	$0.00	$0.66	$0.10
Cash dividends declared per common share	$0.08	$0.02	$0.21	$0.08

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended
	December 31,

	2004	2003

OPERATING ACTIVITIES
Net income	$5,100,571	$768,644
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	678,900	697,499
Provision for deferred taxes	77,000	(27,000)
Provision for postretirement benefits	40,647	—
Decrease (increase) in operating assets:
Accounts receivable	2,945,211	948,149
Inventories	(4,462,952)	2,222,545
Other	(136,649)	(187,495)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	4,127,973	(1,317,608)
Contribution to profit-sharing plan	(74,000)	(62,000)
Employee compensation and related expenses	(243,154)	(139,724)
Federal income taxes	(1,033,662)	(406,620)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	7,019,885	2,496,390
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(617,387)	(348,162)
(Increase) decrease in cash value of officers’ life insurance	755,023	(8,704)
Proceeds from sale of asset	542	—

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	138,178	(356,866)
FINANCING ACTIVITIES
Cash dividends paid	(1,139,007)	(605,896)
Principal payments on notes payable and revolving credit facility	(51,599)	(2,045,949)
Proceeds from notes payable and revolving credit facility	—	2,000,000
Purchase of treasury stock	(2,767,734)	—
Stock awards and options exercised	66,529	6,300

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(3,891,811)	(645,545)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,266,252	1,493,979
Cash and cash equivalents at beginning of period	1,984,763	673,127

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,251,015	$2,167,106

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED
NINE MONTHS ENDED DECEMBER 31, 2004

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

     A summary of inventory values follows:

	December 31,	March 31,
	2004	2004

Prime Coil Inventory	$12,797,190	$4,976,300
Non-Standard Coil Inventory	415,910	4,181,815
Tubular Raw Material	3,937,511	3,515,060
Tubular Finished Goods	8,356,333	8,370,817

	$25,506,944	$21,043,992

NOTE C — LONG-TERM DEBT

     The following summary reflects long-term debt including the current portion thereon:

	December 31, 2004	March 31, 2004

Notes payable on equipment purchases	$11,438	$63,037

     The Company has a $6 million revolving credit facility which expires April 1, 2006. There were no amounts outstanding pursuant to the facility at December 31, 2004 or March 31, 2004.

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

     The following schedule reflects the impact on net income and earnings per common share if the Company had applied the fair value recognition provisions of Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation for each period indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Reported net income	$1,220,609	$10,117	$5,100,571	$768,644
Less: compensation expenses per SFAS No. 123, net of tax	.00	.00	.00	31,582

Pro forma net income	$1,220,609	$10,117	$5,100,571	$737,062

BASIC EARNINGS PER COMMON SHARE:
Reported net income	.16	.00	.68	.10
Less: compensation expense per SFAS No. 123, net of tax	.00	.00	.00	.00

Pro forma net income	.16	.00	.68	.10

DILUTED EARNINGS PER COMMON SHARE:
Reported net income	.16	.00	.66	.10
Less: compensation expense per SFAS No. 123, net of tax	.00	.00	.00	.00

Pro forma net income	.16	.00	.66	.10

     During the nine months ended December 31, 2004, options for 23,000 shares of the Company’s common stock were exercised which resulted in proceeds of $54,730 to the Company. In the 2004 period, no options were granted.

     The fair value of options was estimated using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.0%, a dividend yield of 3.4%, volatility factor of the expected market price of the Company’s common stock of 0.42, and a weighted average expected life of the option of four years.

     NOTE E — SEGMENT INFORMATION — UNAUDITED

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003

Net sales
Coil	$21,617	$12,758	$76,310	$39,310
Tubular	21,817	12,220	61,060	36,283

Total net sales	$43,434	$24,978	$137,370	$75,593

Operating profit (loss)
Coil	$576	$(106)	$3,800	$904
Tubular	1,891	515	6,765	1,944

Total operating profit	2,467	409	10,565	2,848
General corporate expenses	576	434	2,607	1,704
Interest expense	—	9	—	32
Interest & other income	(57)	(49)	(118)	(53)

Total earnings before taxes	$1,948	$15	$8,076	$1,165

	December 31,	March 31,
	2004	2004

Segment assets
Coil	$23,861	$21,770
Tubular	20,134	20,624

	43,995	42,394
Corporate assets	6,060	3,634

Total assets	$50,055	$46,028

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

NOTE F-NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The effective date of SFAS 123(R) is as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently assessing the effect of SFAS 123(R) on its financial statements.

5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003

During the nine months ended December 31, 2004, sales, costs of goods sold and gross profit increased $61,777,310, $53,792,054 and $7,985,256 from the respective amounts recorded during the nine months ended December 31, 2003. The increases in sales and costs of goods were related primarily to increases in the average per ton selling price and average per ton cost of goods sold of approximately 86% and 79%, respectively. Total tons shipped decreased from approximately 224,000 tons in the 2003 period to 219,000 tons in the 2004 period. Gross profit benefited from improved margins. In the 2004 period, gross profit and costs of goods as percentage of sales were approximately 9.0% and 91.0%, respectively, compared to 5.8% and 94.2%, respectively, in the 2003 period. During the 2004 period, the Company experienced a significant improvement in market conditions for its products as compared to market conditions during the 2003 period.

Coil product segment sales increased approximately $37,000,000 during the 2004 period. This increase was related primarily to an increase in the average per ton selling price. Tons shipped actually declined from approximately 121,000 tons in the 2003 period to 105,000 tons in the 2004 period. This decrease was related primarily to a decrease in tons sold by the Company’s XSCP Division (“XSCP”). During the 2004 period, XSCP, which markets non-standard coils received from Nucor Steel Company (“NSC”), agreed with NSC to suspend the purchase of non-standard coils. XSCP accounted for approximately 3% of total sales during the 2004 period. The Company expects to continue XSCP operations. Currently, the Company is receiving limited shipments of non-standard coils from NSC. In the near term, management expects these limited shipments to continue. When not used by XSCP, XSCP operating assets can be used at the Company’s Hickman, Arkansas coil facility (“Hickman”). Total coil operating profit as a percentage of coil segment sales increased from 2.3% in the 2003 period to 5.0% in the 2004 period. Improved market conditions for coil segment products produced increases in sales and margins during the 2004 period.

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

The Company is dependent on LSS and NSC for its supply of inventory. NSC continues to supply Hickman with steel coils in amounts that are adequate for the Company’s purposes. While current levels are adequate to sustain the Company’s operations, a reduction in the supply of steel coils could have an adverse effect on the Company’s coil operations.

Tubular product segment sales increased approximately $24,777,000 during the 2004 period. This increase resulted from both an increase in tons shipped and from an approximate 51% increase in the average per ton selling price. Tons shipped increased from approximately 103,000 tons in the 2003 period to 114,000 tons in the 2004 period. Tubular product segment operating profits as a percentage of segment sales were approximately 11.1 % and 5.4 % in the 2004 and 2003 periods, respectively. This segment benefited from significantly improved market conditions for tubular products during the 2004 period as compared to market conditions in the 2003 period.

During the 2004 quarter, LSS, the Company’s primary supplier of tubular products and coil material used in pipe manufacturing, continued to supply such products in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from LSS.

During the 2004 period, general, selling and administrative costs increased $1,171,602 from the amount recorded during the 2003 period. This increase was related primarily to bonuses associated with increased earnings and an increase in legal and professional expenses.

Interest and other income increased $66,006 from the amount recorded during the 2003 period. This increase was associated primarily with interest earned on improved invested cash positions in the 2004 period.

Income taxes increased $2,579,371 from the comparable amount recorded during the 2003 period. This increase was primarily related to the increase in earnings before taxes. The effective tax rates were 37% and 34% in the 2004 period and 2003 period, respectively. In the 2004 period, the Company recorded additional taxes of $153,780 and $75,750 reflecting the net effect of state income taxes and taxes related to the surrender of life insurance policies, respectively.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

During the quarter ended December 31, 2004, sales, costs of goods sold and gross profit increased $18,456,224, $16,249,051 and $2,207,173, from the respective amounts recorded during the quarter ended December 31, 2003. The increases in sales and costs of goods were related primarily to increases in the average per ton selling price and average per ton cost of goods sold of approximately 100% and 92%, respectively. Total tons shipped declined from approximately 72,000 tons in the 2003 quarter to approximately 63,000 tons in the 2004 quarter. Gross profit benefited from improved margins. In the 2004 quarter, gross profit and costs of goods as percentage of sales were approximately 7.3% and 92.7%, respectively, compared to 3.8% and 96.2%, respectively, in the 2003 quarter. During the 2004 quarter, the Company experienced a significant improvement in market conditions for its products as compared to market conditions during the 2003 quarter.

Coil product segment sales increased approximately $8,859,000 during the 2004 quarter. This increase was related primarily to an increase in the average per ton selling price of approximately 136%. Tons shipped declined from approximately 38,000 tons in the 2003 quarter to 27,000 tons in the 2004 quarter. This decrease was related primarily to a decrease in tons sold by XSCP. In the 2003 quarter, coil operations reflected an operating loss of approximately 1% of coil sales compared to an operating profit of approximately 3% of coil sales in the 2004 quarter. Significantly improved market conditions for coil segment products produced increased sales and margins during the 2004 quarter.

Tubular product segment sales increased approximately $9,597,000 during the 2004 quarter. This increase primarily resulted from an approximate 72% increase in the average per ton selling price. Tons shipped remained relatively constant during both quarters at approximately 35,000 tons. Tubular product segment operating profits as a percentage of segment sales were approximately 8.7% and 4.2% in the 2004 and 2003 quarters, respectively. This segment benefited from improved market conditions for tubular products during the 2004 quarter as compared to market conditions in the 2003 quarter.

During the 2004 quarter, general, selling and administrative costs increased $292,309 from the amount recorded during the 2003 quarter. This increase was related primarily to bonuses associated with increased earnings and legal and professional expenses.

Income taxes increased $721,848 from the comparable amount recorded during the 2003 quarter. This increase was primarily related to the increase in earnings before taxes. The effective tax rates were 37% and 34% in the 2004 quarter and 2003 quarter, respectively. In the 2004 quarter, the Company recorded additional taxes of $39,600 and $25,250 reflecting the net effect of state income taxes and taxes related to the surrender of life insurance policies, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

      The Company remained in a strong, liquid position at December 31, 2004. Current ratios were 2.7 and 3.0 at December 31, 2004 and March 31, 2004, respectively. Working capital was $26,972,919 at December 31, 2004 and $25,189,938 at March 31, 2004.

      At December 31, 2004, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Prime coil inventories increased due to increases in costs and tons. The increase in tons was primarily related to early shipments by NSC. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in the market conditions and the Company’s operations.

      On December 13, 2004, the Company purchased 624,207 shares of the common stock of the Company from Mr. Harold Friedman for approximately $4.434 per share or a total of $2,767,734. Effective as of December 31, 2004, Mr. Friedman resigned as Vice Chairman of the Board and retired as a full-time employee of the Company.

      During the nine months ended December 31, 2004, the Company purchased approximately $617,387 in fixed assets. This purchase was related primarily to a small diameter pipe mill which began operation in April 2004.

      In June 2004 and July 2004, the Company surrendered for cash, certain split-dollar life insurance policies on the lives of Jack and Harold Friedman, respectively. The Company received the total cash surrender value of $812,432.

      During the nine months ended December 31, 2004, cash and cash equivalents increased $3,266,252 primarily as the result of earnings during the 2004 period.

      The Company has an arrangement with a bank which provides for a revolving line of credit facility (the “revolving facility”). Pursuant to the revolving facility, which expires April 1, 2006, the Company may borrow up to $6 million at the bank’s prime rate or 1.5% over LIBOR. The Company uses the revolving facility to support cash flow and will borrow and repay the note as working capital is required. At December 31, 2004 and March 31, 2004, the Company had no borrowings outstanding under the revolving facility.

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

Item 4. Controls and Procedures

     The Company’s management, with the participation of the Company’s principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended December 31, 2004. Based on this evaluation, for the reasons described below, the CEO and CFO concluded that its disclosure controls and procedures were not effective as of as of the end of the fiscal quarter ended December 31, 2004 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

     During the financial reporting process associated with the Company’s financial results for the quarter ended December 31, 2004, the Company determined that certain errors had occurred with the regard to the accuracy of the Company’s accrual for accounts payable in the Company’s financial statements for the quarter ended September 30, 2004. As a result, on February 14, 2005, the Company restated its financial statements for the quarter ended September 30, 2004.

     In conjunction with the Company’s decision to restate its financial statements for the period ended September 30, 2004, the Company identified a material weakness in its internal control over financial reporting (as defined in Public Company Accounting Oversight Board, Auditing Standard No.2, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected) and, as a result thereof, reevaluated its disclosure controls and procedures over the accrual of accounts payable and concluded that these controls were not effective. The Company has taken steps to identify, rectify and prevent the recurrence of such circumstances. As part of this undertaking, the Company intends to incorporate additional levels of review of the processes and supporting documentation related to its accruals, including but not limited to those for accounts payable. The Company believes these enhancements to its systems of internal control over financial reporting and disclosure controls and procedures will be adequate to provide reasonable assurance that the control objectives will be met.

8

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended December 31, 2004

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a). Not applicable

b). Not applicable

c). The following table presents information with respect to purchases of common stock of the Company made during the quarter ended December 31, 2004 as defined by Rule 10b-18(a)(3) under the Exchange Act:

(d)
Maximum
Number (or
Approximate
			(c)	Dollar
			Total Number of	Value) of
			Shares	Shares that
			Purchased as	May be
	(a)		Part of Publicly	Purchased
	Total Number	(b)	Announced	Under the
	of Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid Per Share	Programs	Programs
October 2004	N/A	N/A	N/A	N/A
November 2004	N/A	N/A	N/A	N/A
December 2004(1)	624,207	$4.434	N/A	N/A

(1) On December 13, 2004, pursuant to a stock purchase agreement, the Company purchased 624,207 shares of common stock of the Company from Harold Friedman, Vice Chairman of the Board and a director of the Company, for an aggregate purchase price of $2,767,734, or approximately $4.434 per share.

Item 3. Defaults Upon Senior Securities

a). Not applicable

b). Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

      Not applicable

Item 6. Exhibits

10.1 —	Stock Purchase Agreement dated December 13, 2004, by and between Harold Friedman and Friedman Industries, Incorporated (filed as an exhibit to and incorporated by reference from the Company’s Current Report on Form 8-K filed on December 14, 2004).

10.2 —	Agreement dated December 13, 2004, by and between Friedman Industries, Incorporated and Harold Friedman (filed as an exhibit to and incorporated by reference from the Companies Current Report on Form 8-K filed on December 14, 2004).

31.1 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Jack Friedman

31.2 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

32.1 —	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jack Friedman

32.2 —	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

9

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED
Date February 14, 2005
	By	/s/ BEN HARPER

Ben Harper, Senior Vice President-Finance
(Principal Financial and Accounting Officer)

10

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10.1	—Stock Purchase Agreement dated December 13, 2004, by and between Harold Friedman and Friedman Industries, Incorporated (filed as an exhibit to and incorporated by reference from the Company’s Current Report on Form 8-K filed on December 14, 2004).

Exhibit 10.2	— Agreement dated December 13, 2004, by and between Friedman Industries, Incorporated and Harold Friedman (filed as an exhibit to and incorporated by reference from the Companies Current Report on Form 8-K filed on December 14, 2004).

Exhibit 31.1	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Jack Friedman

Exhibit 31.2	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

Exhibit 32.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Jack Friedman

Exhibit 32.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Ben Harper