Form 10-Q/A
period 2004-09-30
FRIEDMAN INDUSTRIES INC
filed 2005-04-20
CIK 39092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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
Part II — OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Certification Pursuant to Section 302, signed by Jack Friedman
Certification Pursuant to Section 302, signed by Ben Harper
Certification Pursuant to Section 906, signed by Jack Friedman
Certification Pursuant to Section 906, signed by Ben Harper

EXPLANATORY NOTE

     This quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend our quarterly report on Form 10-Q for the quarter ended September 30, 2004 (the “Original Form 10-Q”) filed with the Securities and Exchange Commission (“SEC”) on November 15, 2004, as amended by Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) filed with the SEC on February 14, 2005. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-Q/A contains complete text of Item 1 of Part 1 and Item 6 of Part II as amended, as well as currently dated certifications.

      By letter dated April 13, 2005, the SEC’s Staff provided comments to the Company relating to Item 4.02 of the Company’s Form 8-K filed with the SEC on February 11, 2005. In response thereto, the Company has added Note F to the Condensed Notes to Quarterly Report Unaudited included herein in Item 1. Financial Statements.

      We have not updated the information contained herein for events occurring subsequent to November 15, 2004, the filing date of the Original Form 10-Q, except as previously modified in Amendment No. 1 to reflect the restatement of the Company’s consolidated financial statements for the three and six months ended September 30, 2004. We recommend that this report be read in conjunction with our reports filed subsequent to November 15, 2004.

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

NOTE F — RESTATEMENT:

      In connection with the Company’s review of its accrual for accounts payable at December 31, 2004, the Company discovered that it had over accrued accounts payable at September 30, 2004. The error occurred as the result of double booking a liability for materials received. During the quarter ended September 30, 2004, the Company received steel coils and recorded a liability for this purchase. Subsequently, these same coils were shipped to other companies for processing into slit coils or pipe. After processing, the Company received the material and incorrectly recorded a liability for the entire receipt instead of only the processing and shipping charges. Accordingly, our consolidated financial statements for the three and six months ended September 30, 2004 are being restated to correct the accrual for accounts payable.

      Set forth below are the originally reported and as restated amounts:

Balance Sheets

	September 30, 2004 as Reported	September 30, 2004 as Restated

Accounts payable and accrued expenses	$12,592,548	$12,100,552
Income Taxes payable	78,685	223,714
Employee compensation and related expenses	918,270	983,706

Retained earnings	352,620	634,151

Income Statements

	Three Months Ended September 30, 2004		Six Months Ended September 30, 2004
	as Reported	as Restated	as Reported	as Restated
Costs of goods sold	$44,486,288	$43,994,292	$85,201,445	$84,709,449
General selling and administrative costs	1,441,420	1,506,856	3,093,901	3,159,337
Current income taxes	1,129,051	1,274,080	2,044,251	2,189,280
Net earnings	1,979,602	2,261,133	3,598,431	3,879,962
Net earnings per share
Basic	$0.26	$0.30	$0.47	$0.51
Diluted	$0.25	$0.29	$0.46	$0.50

Statements of Cash Flows

	Six Months Ended September 30, 2004

	as Reported	as Restated

Net earnings	3,598,431	3,879,962
Accounts Payable and accrued expense	2,387,895	1,895,899
Employee compensation and restated expenses	112,130	177,566
Federal income taxes payable	(1,055,748)	(910,719)

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
Date April 19, 2005
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