Form 10-K
period 2005-03-31
FRIEDMAN INDUSTRIES INC
filed 2005-06-29
CIK 39092

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File No. 1-7521
FRIEDMAN INDUSTRIES, INCORPORATED
(Exact name of registrant as specified in its charter)

Texas	74-1504405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4001 Homestead Road, Houston, Texas	77028
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 672-9433
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $1 Par Value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.
Yes   X       No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
         X
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes                  No   X
     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 2004 (computed by reference to the closing price on such date), was approximately $30,977,000.
     The number of shares of the registrant’s Common Stock outstanding at June 11, 2005 was 7,139,747 shares.

DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 2005 — Part II.
      Proxy Statement for the 2005 Annual Meeting of Shareholders — Part III.
PART I
Item 1. Business
      Friedman Industries, Incorporated (the “Company”), a Texas corporation incorporated in 1965, is engaged in pipe manufacturing and processing, steel processing and steel and pipe distribution.
      The Company has two product groups: coil and tubular products. Significant financial information relating to the Company’s product groups for the last three years is contained in Note 7 of the Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2005, which financial statements are incorporated herein by reference in Item 8 hereof.
  Coil Products
      The Company purchases hot-rolled steel coils, processes the coils into flat, finished sheet and plate and sells these products on a wholesale, rapid-delivery basis in competition with steel mills, importers and steel service centers. The Company also processes customer-owned coils on a fee basis. The Company has coil processing plants located at Lone Star, Texas and Hickman, Arkansas. At each plant, the steel coils are processed through a cut-to-length line which levels the steel and cuts it to prescribed lengths. The Company’s processing machinery is heavy, mill-type equipment capable of processing steel coils weighing up to 25 tons. Coils are processed to the specifications required for a particular order. Shipments are made via unaffiliated truckers or by rail and, in times of normal supply and market conditions, can generally be made within 48 hours of receipt of the customer’s order.
      At its Lone Star facility, the Company purchases hot-rolled steel coils primarily from Lone Star Steel Company (“LSS”), which is located approximately four miles from the Company’s Lone Star plant. The Lone Star plant purchases its supply of steel from LSS and other suppliers at competitive prices determined at the time of purchase. Loss of LSS as a source of coil supply could have an adverse effect on the Company’s business.
      At the Company’s Hickman facility, the Company warehouses and processes hot-rolled steel coils which are purchased primarily from Nucor Steel Company (“NSC”), which is located approximately one-half mile from the Hickman facility. In addition, the Company’s XSCP Division located in Hickman purchases and markets non-standard hot-rolled coils received from NSC. Loss of NSC as a source of coil supply could have a material adverse effect on the Company’s business.
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
  Tubular Products
      Through its Texas Tubular Products Division (“TTP”) in Lone Star, Texas, the Company manufactures, purchases, processes and markets tubular products.
      TTP operates two pipe mills that are capable of producing pipe from 2 3/8 inches to 8 5/8 inches in outside diameter. One pipe mill is API-licensed to manufacture line and oil country pipe and also manufactures pipe for structural and piling purposes that meets recognized industry standards. The second pipe mill began operation in April 2004 and generally produces pipe ranging from 2 3/8 inches to 2 7/8 inches in outside diameter. TTP employs various pipe processing equipment including threading and beveling machines, pipe handling equipment and other related machinery. This machinery can process pipe up to 13 3/8 inches in outside diameter.
      The Company currently manufactures and sells substantially all of its line and oil country pipe to LSS pursuant to orders received from LSS. In addition, the Company purchases from LSS and markets to others pipe for structural applications for some sizes of pipe that exceed the capability of the TTP pipe mills.
      The Company purchases a substantial portion of its annual supply of pipe and coil material used in pipe production from LSS. The Company can make no assurances as to the amounts of pipe and coil material that will be available from LSS in the future. Loss of LSS as a source of supply or as a customer could have a material adverse effect on the Company’s business.
  Marketing
      The following table sets forth the approximate percentage of total sales contributed by each group of products and services during each of the Company’s last three fiscal years:

Product and Service Groups	2005	2004	2003

Coil Products	55%	54%	57%
Tubular Products	45%	46%	43%
      Coil Products. The Company sells coil products to approximately 250 customers located primarily in the midwestern, southwestern and southeastern sections of the United States. The Company’s principal customers for these products and services are steel distributors and customers fabricating steel products such as storage tanks, steel buildings, farm machinery and equipment, construction equipment, transportation equipment, conveyors and other similar products. During each of the fiscal years ended March 31, 2005, 2004 and 2003, seven, six and six customers, respectively, accounted for approximately 25% of the Company’s sales of coil products. Except for Trinity Industries, Inc., no coil product customer accounted for as much as 10% of the Company’s total sales during those years. Trinity Industries, Inc. accounted for approximately 11% of total sales in fiscal 2005.
      The Company sells substantially all of its coil products through its own sales force. At March 31, 2005, the sales force was comprised of a vice president and three professional sales personnel under the direction of the Senior Vice President — Sales and Marketing. Salesmen are paid on a salary and commission basis.
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
      Tubular Products. The Company sells its tubular products nationally to approximately 260 customers. The Company’s principal customers of these products are steel and pipe distributors, piling contractors and LSS. Sales of pipe to LSS accounted for approximately 16% of the Company’s total sales in fiscal 2005.
      The Company sells its tubular products through its own sales force comprised of five professional sales personnel under the direction of the Senior Vice President — Sales and Marketing. Salesmen are paid on a salary and commission basis.
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
  Employees
      At March 31, 2005, the Company had approximately 140 full-time employees.
  Executive Officers of the Company
      The following table sets forth as of March 31, 2005, the name, age, officer positions and family relationships, if any, of each executive officer of the Company and period during which each officer has served in such capacity:

		Position, Offices with the Company
Name	Age	and Family Relationships, if any

Jack Friedman	83	Chairman of the Board of Directors and Chief Executive Officer since 1970, Director since 1965
William E. Crow	57	President and Chief Operating Officer since 1995, formerly Vice President since 1981 and formerly President of Texas Tubular Products Division since August 1990
Benny Harper	59	Senior Vice President — Finance since 1995 (formerly Vice President since 1990), Treasurer since 1980 and Secretary since May 1992
Thomas Thompson	54	Senior Vice President — Sales and Marketing since 1995, formerly Vice President — Sales since 1990

Item 2. Properties
      The principal properties of the Company are described in the following table:

	Approximate		Type of
Location	Size	Ownership	Construction

Lone Star, Texas
Plant — Coil Products	42,260 sq. feet	Owned(1)	Steel frame/siding
Plant — Texas Tubular Products	76,000 sq. feet	Owned(1)	Steel frame/siding
Offices — Coil Products	1,200 sq. feet	Owned(1)	Steel building
Offices — Texas Tubular Products	8,000 sq. feet	Owned(1)	Cinder block; steel building
Land — Coil Products	13.93 acres	Owned(1)	—
Land — Texas Tubular Products	67.77 acres	Owned(1)	—
Longview, Texas Offices	2,600 sq. feet	Leased(2)	Office Building
Houston, Texas
Plant and Warehouse	70,000 sq. feet	Owned(1)(3)	Rigid steel frame and steel siding
Offices	4,000 sq. feet	Owned(1)(3)	Brick veneer; steel building
Land	12 acres	Owned(1)(3)	—
Hickman, Arkansas
Plant and Warehouse — Coil Products	42,600 sq. feet	Owned(1)	Steelframe/siding
Offices — Coil Products	2,500 sq. feet	Owned(1)	Cinder block/wood frame
Land — Coil Products	26.19 acres	Owned(1)	—

(1)	All of the Company’s owned real estate, plants and offices are held in fee and are not subject to any mortgage or deed of trust.

(2)	The office lease is with a nonaffiliated party, expires April 30, 2008, and provides for an annual rental of $27,264.

(3)	In November 2001, the Company closed its coil products facility in Houston, Texas. Subsequently, the Company has been seeking to sell these assets.
Item 3. Legal Proceedings
      The Company is not a party to, nor is its property the subject of, any material pending legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s Common Stock is traded principally on the American Stock Exchange (Symbol: FRD).
      Reference is hereby made to the sections of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2005, entitled “Description of Business — Range of High and Low Sales Prices of Common Stock” and “Description of Business — Cash Dividends Declared Per Share of Common Stock”, which sections are hereby incorporated herein by reference.
      The approximate number of shareholders of record of Common Stock of the Company as of May 27, 2005 was 450.
Item 6. Selected Financial Data
      Information with respect to Item 6 is hereby incorporated herein by reference from the section of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2005, entitled “Selected Financial Data”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2005, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
Item 8. Financial Statements and Supplementary Data
      The following financial statements and notes thereto of the Company included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2005, are hereby incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2005 and 2004

Consolidated Statements of Earnings — Years ended March 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity — Years ended March 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows — Years ended March 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements — March 31, 2005

Report of Independent Registered Public Accounting Firm
      Information with respect to supplementary financial information relating to the Company appears in Note 8 — Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements incorporated herein by reference above in this Item 8 from the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2005.

      The following supplementary schedule for the Company for the year ended March 31, 2005, is included elsewhere in this report.
      Schedule II — Valuation and Qualifying Accounts
      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None
Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
      The Company’s management, with the participation of the Company’s principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
     Changes in Internal Controls
      There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      None

PART III
Item 10. Directors and Executive Officers of the Registrant
      Except as otherwise set forth below, information with respect to Item 10 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2005 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2005 fiscal year.
      Information with respect to Item 10 regarding executive officers is hereby incorporated by reference from the information set forth under the caption “Executive Officers of the Company” in Item 1 of this report.
      The Company has adopted the Friedman Industries, Incorporated Code of Conduct and Ethics (the “Code”) which applies to the Company’s employees, directors and officers, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code is filed as an exhibit hereto.
Item 11. Executive Compensation
      Information with respect to Item 11 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2005 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2005 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
      The following table sets forth certain equity compensation plan information for the Company as of March 31, 2005:
Equity Compensation Plan Information

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities	Weighted-Average	under Equity
	to be Issued upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected
Plan Category	Warrants and Rights	and Rights	in Column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	224,718	$2.62	16,314
Equity compensation plans not approved by security holders(1)	N/A	N/A	1,200

(1)	The 2000 Non-Employee Director Stock Plan (the “Director Plan”) was approved by the Company’s Board of Directors in September 2000. The Director Plan provides that, on October 15th of each year in which the Director Plan is in effect and shares are available for the grant of awards under the Director Plan, each member of the Company’s Board of Directors who is not an employee of the Company (“Outside Directors”) and who has served as a director of the Company for at least the twelve immediately preceding calendar months shall automatically be granted 400 shares of Common Stock. Such Outside Directors are not required to pay any cash consideration when they receive an award. If an employee director retires from employment with the Company, he shall become eligible to participate in the Director Plan upon his re-election as an Outside Director. Under the Director Plan, the total number of shares of Common Stock with respect to which awards may be granted shall not exceed 11,600 shares. The Board of Directors may terminate, amend or modify the Director Plan at any time. If the Company merges or consolidates with another entity and is not the surviving corporation or if the Company is liquidated or sells or otherwise disposes of substantially all of its assets, the Director Plan will terminate automatically on the effective date of such merger, consolidation, liquidation, sale or other disposition.

Security Ownership Information
      The additional information with respect to Item 12 regarding the security ownership of certain beneficial owners and management, and related matters, is hereby incorporated herein by reference from the Company’s proxy statement in respect to the 2005 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2005 fiscal year.
Item 13. Certain Relationships and Related Transactions
      Information with respect to Item 13 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2005 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2005 fiscal year.

Item 14.	Principal Accountant Fees and Services
      Information with respect to Item 14 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2005 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2005 fiscal year.

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (a) Documents included in this report
      1. Financial Statements
      The following financial statements and notes thereto of the Company are included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2005, which is incorporated herein by reference.

Consolidated Balance Sheets — March 31, 2005 and 2004

Consolidated Statements of Earnings — Years ended March 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity — Years end March 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows — Years ended March 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements — March 31, 2005

Report of Independent Registered Public Accounting Firm
      2. Financial Statement Schedules
      The following financial statement schedule of the Company is included in this report at page S-1.

Schedule II — Valuation and Qualifying Accounts
      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
      3. Exhibits

Exhibit
No.	Description

3.1	— Articles of Incorporation of the Company, as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1982, and incorporated herein by reference.
3.2
— Articles of Amendment to the Articles of Incorporation of the Company, as filed with the Texas Secretary of State on September 22, 1987, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1988, and incorporated herein by reference.

3.3	— Bylaws of the Company, amended as of March 27, 1992, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1992, and incorporated herein by reference.
4.1	— Reference is made to Exhibits 10.2, 10.5, 10.6, 10.9, 10.11 and 10.12 described in this Item 16(a).
*10.1
— Friedman Industries, Incorporated 1989 Incentive Stock Option Plan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991, and incorporated herein by reference.

10.2
— Amended and Restated Letter Agreement dated April 1, 1995, between the Company and Texas Commerce Bank National Association (“TCB”) regarding an $8,000,000 revolving line of credit filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference.

10.3
— Lease Agreement between Judson Plaza, Inc. and the Company dated March 16, 1996, regarding the lease of office space (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1996).

Exhibit
No.	Description

*10.4	— Friedman Industries, Incorporated 1996 Stock Option Plan (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1997).
10.5
— First Amendment to Amended and Restated Letter Agreement between the Company and TCB dated April 1, 1997 (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1997).

10.6
— Second Amendment to Amended and Restated Letter Agreement between the Company and TCB dated July 21, 1997 (filed as an exhibit to and incorporated by reference from the Company’s Report on Form 10-Q for the three months ended June 30, 1997).

*10.7
— First Amendment to the Friedman Industries, Incorporated 1989 Incentive Stock Option Plan (filed as an exhibit to and incorporated by reference from the Company’s Report on Form 10-Q for the three months ended September 30, 1997).

*10.8
— Friedman Industries, Incorporated 2000 Non-Employee Director Stock Plan (filed as an exhibit to and incorporated by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-47262)).

10.9
— Third Amendment to the Amended and Restated Letter Agreement dated April 1, 1999 between the Company and Chase Bank of Texas (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 1999).

10.10
— Addendum to Lease Agreement between Judson Plaza, Inc. and the Company dated April 12, 2001 (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 2001).

10.11
— Fourth Amendment to the Amended and Restated Letter Agreement dated June 1, 2001 between The Chase Manhattan Bank and the Company (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 2001).

10.12
— Fifth Amendment to the Amended and Restated Letter Agreement dated effective as of April 1, 2003 (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 2003).

10.13
— Revolving Promissory Note dated April 1, 2003 between the Company and J.P. Morgan Chase Bank (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 2003).

10.14
— Stock Purchase Agreement dated December 13, 2004, by and between Harold Friedman and the Company (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 13, 2004).

10.15
— Agreement dated December 13, 2004, by and between Harold Friedman and the Company (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 13, 2004).

**13.1	— The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2005.
**14.1	— Friedman Industries, Incorporated Code of Conduct and Ethics.
**21.1	— List of Subsidiaries.

Exhibit
No.	Description

**23.1	— Consent of Independent Registered Public Accounting Firm.
**31.1	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Jack Friedman.
**31.2	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.
**32.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jack Friedman.
**32.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.

*	Management contract or compensation plan.

**	Filed herewith.
      Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Benny Harper, Senior Vice President — Finance, Friedman Industries, Incorporated, P. O. Box 21147, Houston, Texas 77226.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, and State of Texas, this 28th day of June, 2005.

FRIEDMAN INDUSTRIES, INCORPORATED

By:	/s/ JACK FRIEDMAN

Jack Friedman
Chairman of the Board
and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of Friedman Industries, Incorporated in the City of Houston, and State of Texas.

Signature	Title	Date

/s/ JACK FRIEDMAN Jack Friedman	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	June 28, 2005

/s/ WILLIAM E. CROW William E. Crow	President, Chief Operating Officer and Director	June 28, 2005

/s/ BENNY B. HARPER Benny B. Harper	Senior Vice President — Finance Secretary/Treasurer (Principal Financial and Accounting Officer)	June 28, 2005
/s/ HAROLD FRIEDMAN Harold Friedman	Director	June 28, 2005
/s/ CHARLES W. HALL Charles W. Hall	Director	June 28, 2005
/s/ ALAN M. RAUCH Alan M. Rauch	Director	June 28, 2005
/s/ HERSHEL M. RICH Hershel M. Rich	Director	June 28, 2005
/s/ KIRK K. WEAVER Kirk K. Weaver	Director	June 28, 2005
/s/ JOE L. WILLIAMS Joe L. Williams	Director	June 28, 2005

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FRIEDMAN INDUSTRIES, INCORPORATED

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other Accounts —	Deductions —	Balance at
Description	of Period	Expenses	Describe(A)	Describe(B)	End of Period

Year ended March 31, 2005
Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$44,776	$166,201	$808,775	$982,476	$37,276

Year ended March 31, 2004
Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$7,276	$188,508	$537,205	$688,213	$44,776

Year ended March 31, 2003
Allowance for doubtful accounts receivable (deducted from related asset account)	$7,276	$80,275	—	$80,275	$7,276

(A)	Cash discounts allowed on sales and charged against revenue.

(B)	Accounts receivable written off and cash discounts allowed on sales.

S-1

EXHIBIT INDEX

Exhibit
No.	Description

3.1	— Articles of Incorporation of the Company, as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1982, and incorporated herein by reference.
3.2
— Articles of Amendment to the Articles of Incorporation of the Company, as filed with the Texas Secretary of State on September 22, 1987, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1988, and incorporated herein by reference.

3.3	— Bylaws of the Company, amended as of March 27, 1992, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1992, and incorporated herein by reference.
4.1	— Reference is made to Exhibits 10.2, 10.5, 10.6, 10.9, 10.11 and 10.12 described in this Item 16(a).
*10.1
— Friedman Industries, Incorporated 1989 Incentive Stock Option Plan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991, and incorporated herein by reference.

10.2
— Amended and Restated Letter Agreement dated April 1, 1995, between the Company and Texas Commerce Bank National Association (“TCB”) regarding an $8,000,000 revolving line of credit filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference.

10.3
— Lease Agreement between Judson Plaza, Inc. and the Company dated March 16, 1996, regarding the lease of office space (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1996).

*10.4	— Friedman Industries, Incorporated 1996 Stock Option Plan (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1997).
10.5
— First Amendment to Amended and Restated Letter Agreement between the Company and TCB dated April 1, 1997 (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1997).

10.6
— Second Amendment to Amended and Restated Letter Agreement between the Company and TCB dated July 21, 1997 (filed as an exhibit to and incorporated by reference from the Company’s Report on Form 10-Q for the three months ended June 30, 1997).

*10.7
— First Amendment to the Friedman Industries, Incorporated 1989 Incentive Stock Option Plan (filed as an exhibit to and incorporated by reference from the Company’s Report on Form 10-Q for the three months ended September 30, 1997).

*10.8
— Friedman Industries, Incorporated 2000 Non-Employee Director Stock Plan (filed as an exhibit to and incorporated by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-47262)).

10.9
— Third Amendment to the Amended and Restated Letter Agreement dated April 1, 1999 between the Company and Chase Bank of Texas (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 1999).

10.10
— Addendum to Lease Agreement between Judson Plaza, Inc. and the Company dated April 12, 2001 (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 2001).

10.11
— Fourth Amendment to the Amended and Restated Letter Agreement dated June 1, 2001 between The Chase Manhattan Bank and the Company (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 2001).

Exhibit
No.	Description

10.12
— Fifth Amendment to the Amended and Restated Letter Agreement dated effective as of April 1, 2003 (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 2003).

10.13
— Revolving Promissory Note dated April 1, 2003 between the Company and J.P. Morgan Chase Bank (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 2003).

10.14
— Stock Purchase Agreement dated December 13, 2004, by and between Harold Friedman and the Company (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 13, 2004).

10.15
— Agreement dated December 13, 2004, by and between Harold Friedman and the Company (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 13, 2004).

**13.1	— The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2005.
**14.1	— Friedman Industries, Incorporated Code of Conduct and Ethics.
**21.1	— List of Subsidiaries.
**23.1	— Consent of Independent Registered Public Accounting Firm.
**31.1	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Jack Friedman.
**31.2	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.
**32.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jack Friedman.
**32.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.

*	Management contract or compensation plan.

**	Filed herewith.
      Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Benny Harper, Senior Vice President — Finance, Friedman Industries, Incorporated, P. O. Box 21147, Houston, Texas 77226.