Form 10-Q
period 2005-06-30
FRIEDMAN INDUSTRIES INC
filed 2005-08-12
CIK 39092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	74-1504405 (I.R.S. Employer Identification Number)

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

     At June 30, 2005, the number of shares outstanding of the issuer’s only class of stock was 7,139,747 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2005	MARCH 31, 2005
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,755,798	$205,375
Accounts receivable, net of allowances for bad debts and cash discounts of $37,276 at June 30 and March 31, 2005	13,982,027	16,403,036
Inventories	22,820,977	25,857,240
Prepaid federal income taxes	291,156	892,104
Other	35,945	141,004

TOTAL CURRENT ASSETS	42,885,903	43,498,759
PROPERTY, PLANT AND EQUIPMENT:
Land	478,618	478,618
Buildings and yard improvements	4,088,149	4,088,149
Machinery and equipment	18,948,776	18,896,907
Less accumulated depreciation	(16,956,869)	(16,725,869)

	6,558,674	6,737,805
OTHER ASSETS:
Cash value of officers’ life insurance	568,834	559,778

TOTAL ASSETS	$50,013,411	$50,796,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,418,030	$13,474,128
Current portion of long-term debt	—	2,897
Dividends payable	571,180	571,180
Contribution to profit sharing plan	72,000	274,000
Employee compensation and related expenses	562,894	637,311

TOTAL CURRENT LIABILITIES	13,624,104	14,959,516
DEFERRED INCOME TAXES	68,424	86,856
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	406,745	395,420
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,764,215 at June 30, 2005 and March 31, 2005	7,764,215	7,764,215
Additional paid-in capital	28,492,619	28,492,619
Treasury stock at cost (624,468 shares at June 30, 2005 and March 31, 2005)	(2,768,785)	(2,768,785)
Retained earnings	2,426,089	1,866,501

TOTAL STOCKHOLDERS’ EQUITY	35,914,138	35,354,550

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,013,411	$50,796,342

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,

	2005	2004

Net sales	$46,057,585	$44,915,704
Costs and expenses
Costs of goods sold	42,944,172	40,715,157
General, selling and administrative costs	1,344,980	1,652,481

	44,289,152	42,367,638
Interest and other income	(45,535)	(9,963)

Earnings before income taxes	1,813,968	2,558,029
Provision (benefit) for income taxes:
Current	701,633	915,200
Deferred	(18,432)	24,000

	683,201	939,200

Net earnings	$1,130,767	$1,618,829

Average number of common shares outstanding:
Basic	7,139,747	7,575,239
Diluted	7,278,541	7,728,236
Net earnings per share:
Basic	$0.16	$0.21
Diluted	$0.16	$0.21
Cash dividends declared per common share	$0.08	$0.05

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,

	2005	2004

OPERATING ACTIVITIES
Net earnings	$1,130,767	$1,618,829
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	231,000	220,800
Provision (benefit) for deferred taxes	(18,432)	24,000
Change in post retirement benefits	11,325	—
Decrease (increase) in operating assets:
Accounts receivable	2,421,009	(1,769,433)
Inventories	3,036,263	(911,264)
Prepaid federal income taxes	600,948	—
Other current assets	105,059	(229,512)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,056,098)	839,876
Contribution to profit-sharing plan payable	(202,000)	(214,000)
Employee compensation and related expenses	(74,417)	39,885
Federal income taxes payable	—	(201,800)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	6,185,424	(582,619)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(51,868)	(456,009)
Decrease (increase) in cash surrender value of officers’ life insurance	(9,056)	435,117
Proceeds from sale of asset	—	542

NET CASH USED IN INVESTING ACTIVITIES	(60,924)	(20,350)
FINANCING ACTIVITIES
Cash dividends paid	(571,180)	(151,500)
Principal payments on notes payable	(2,897)	(22,832)

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(574,077)	(174,332)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,550,423	(777,301)
Cash and cash equivalents at beginning of period	205,375	1,984,763

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,755,798	$1,207,462

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED
THREE MONTHS ENDED JUNE 30, 2005

NOTE A — BASIS OF PRESENTATION

     The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended March 31, 2005.

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

     A summary of inventory values follows:

	June 30,	March 31,
	2005	2005

Prime Coil Inventory	$8,970,313	$7,497,674
Non-Standard Coil Inventory	371,713	530,084
Tubular Raw Material	3,452,157	4,341,204
Tubular Finished Goods	10,026,794	13,488,278

	$22,820,977	$25,857,240

NOTE C — LONG-TERM DEBT

     The following summary reflects long-term debt including the current portion thereon:

	June 30, 2005	March 31, 2005

Notes payable on equipment purchases	$—	$2,897

     The Company has a $6 million revolving credit facility which expires April 1, 2008. There were no amounts outstanding pursuant to the facility at June 30, 2005 and March 31, 2005.

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

     The following schedule reflects the impact on net income and earnings per common share if the Company had applied the fair value recognition provisions of Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation for each period indicated:

	Three Months Ended June 30,

	2005	2004

Reported net income	$1,130,767	$1,618,829
Less: compensation expenses per SFAS No. 123, net of tax	.00	.00

Pro forma net income	$1,130,767	$1,618,829

BASIC EARNINGS PER COMMON SHARE:
Reported net income	.16	.21
Less: compensation expense per SFAS No. 123, net of tax	.00	.00

Pro forma net income	.16	.21

DILUTED EARNINGS PER COMMON SHARE:
Reported net income	.16	.21
Less: compensation expense per SFAS No. 123, net of tax	.00	.00

Pro forma net income	.16	.21

     There were no options granted in the quarter ended June 30, 2005 or June 30, 2004.

     NEW ACCOUNTING PRONOUNCEMENT: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The SEC has deferred the implementation date and the Company is now required to adopt SFAS 123(R) no later than April 1, 2006. SFAS 123(R) permits adoption using one of two methods, a modified prospective method (“Prospective Method”) or a modified retrospective method (“Retrospective Method”). With the Prospective Method, costs are recognized beginning with the effective date based on the requirements of SFAS 123(R) for (i) all share-based payments granted after the effective date of SFAS 123(R), and (ii) all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The Retrospective Method applies the requirements of the Prospective Method but further permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures. The Company has currently not determined which method it will use and therefore, the impact of the adoption of SFAS 123(R) cannot be reasonably estimated at this time.

NOTE E — SEGMENT INFORMATION

	THREE MONTHS ENDED
	JUNE 30,

	2005	2004

Net sales
Coil	$23,051	$26,536
Tubular	23,007	18,380

Total net sales	$46,058	$44,916

Operating profit
Coil	$878	$1,375
Tubular	1,734	2,310

Total operating profit	2,612	3,685
Corporate expenses	844	1,137
Interest expense	—	—
Interest & other income	(46)	(10)

Total earnings before taxes	$1,814	$2,558

	June 30, 2005	March 31, 2005

Segment assets
Coil	$20,730	$20,724
Tubular	22,547	28,301

	43,277	49,025
Corporate assets	6,736	1,771

	$50,013	$50,796

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

During the three months ended June 30, 2005, sales and costs of goods sold increased $1,141,881 and $2,229,015, respectively, as related gross profit decreased $1,087,134 from the comparable amounts recorded during the three months ended June 30, 2004. In the 2005 quarter, increases in selling prices and related costs were partially offset by a decrease in tons sold. During the June 2005 quarter, the average per ton selling price and average per ton cost of goods sold increased approximately 20% and 23.5%, respectively, from levels recorded in the June 2004 quarter. Total tons sold decreased from approximately 81,000 tons in the 2004 quarter to 70,000 tons in the 2005 quarter. In the 2005 quarter, gross profit and costs of goods as percentage of sales were approximately 6.8% and 93.2%, respectively, compared to 9.4% and 90.6%, respectively, in the 2004 quarter. The decline in gross profit margin contributed substantially to the overall decline in gross profit. During the 2004 quarter, the Company experienced strong market conditions for its products as compared to market conditions in the 2005 quarter which were characterized by softer market conditions.

Coil product segment sales decreased approximately $3,485,000 during the 2005 quarter compared to the 2004 quarter. An increase in average selling price was more than offset by a decrease in tons sold in the 2005 quarter. Each of the Company’s coil operations experienced a decline in tons sold. Tons of coil products sold declined from approximately 41,000 tons in the 2004 quarter to 34,000 tons in the 2005 quarter. Coil operating profit as a percentage of coil segment sales decreased from approximately 5.2% in the 2004 quarter to 3.8% in the 2005 quarter. In the 2005 quarter, the Company experienced softer market conditions for coil products than were present in the 2004 quarter.

In the 2005 quarter, the Company’s Lone Star coil facility (“LSCF”) continued to experience a reduced supply of coil products from its primary coil supplier, Lone Star Steel Company (“LSS”). LSCF, which accounted for approximately 6% of total sales in the 2005 quarter, has from time to time purchased coils from other suppliers. However, freight costs associated with these purchases diminishes the Company’s competitiveness in a very competitive industry. LSCF produced a profit from operations in the 2005 quarter. A further reduction in supply could have an adverse effect on coil segment operations. Management confers regularly with LSS and continues to monitor this situation closely.

In May 2004, XSCP, which markets non-standard coils received from Nucor Steel Company (“NSC”), agreed with NSC to suspend the purchase of non-standard coils. Subsequently, in December 2004, NSC began supplying limited amounts of non-standard coils to XSCP. Currently, XSCP continues to receive limited shipments of non-standard coils from NSC and expects these limited shipments to continue. The Company expects XSCP, which accounted for approximately 3% of total sales in the 2005 quarter, to continue operating. XSCP operating assets, when not used by XSCP, can be used at the Company’s Hickman coil facility (“Hickman”).

The Company is dependent on LSS and NSC for its supply of coil inventory. While current levels are adequate to sustain the Company’s operations at both Hickman and LSCF, a reduction in the supply of steel coils could have an adverse effect on the Company’s coil operations.

Tubular product segment sales increased approximately $4,627,000 during the 2005 quarter. This increase resulted from an approximate 43% increase in the average per ton selling price which was partially offset by 12% decrease in tons sold. Tons shipped decreased from approximately 41,000 tons in the 2004 quarter to 36,000 tons in the 2005 quarter. Tubular product segment operating profits as a percentage of segment sales were approximately 7.5% and 12.6% in the 2005 and 2004 quarters, respectively. The Company experienced softer market conditions for its pipe products in the 2005 quarter as compared to conditions in the 2004 quarter.

During the 2005 quarter, LSS, the Company’s primary supplier of tubular products and coil material used in pipe manufacturing, continued to supply such products in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from LSS.

During the 2005 quarter, general, selling and administrative costs decreased $307,501 from the amount recorded during the 2004 quarter. This decrease was related primarily to reduced commissions and bonuses associated with the decline in earnings and volume and a decrease in bad debt expense.

Income taxes decreased $255,999 from the comparable amount recorded during the 2004 quarter. This decrease was primarily related to the decrease in earnings before taxes. Effective tax rates were 37.7% and 36.7% in the 2005 and 2004 quarters, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

      The Company remained in a strong, liquid position at June 30, 2005. Current ratios were 3.1 and 2.9 at June 30, 2005 and March 31, 2005, respectively. Working capital was $29,261,799 at June 30, 2005 and $28,539,243 at March 31, 2005.

      During the three months ended June 30, 2005, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Cash increased as accounts receivable and inventories declined. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

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

      The Company has an arrangement with a bank which provides for a revolving line of credit facility (the “revolving facility”). Pursuant to the revolving facility, which expires April 1, 2008, the Company may borrow up to $6 million at the bank’s prime rate or 1.5% over LIBOR. The Company uses the revolving facility to support cash flow and will borrow and repay the note as working capital is required. At June 30, 2005 and March 31, 2005, the Company had no borrowings outstanding under the revolving facility.

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

CRITICAL ACCOUNTING POLICIES

      The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy which requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventory requires estimates of the year end quantities which is inherently difficult. Historically, these estimates have been materially correct. In addition, the Company maintains an allowance for doubtful accounts receivable by providing for specifically identified accounts where collectibility is doubtful. On an ongoing basis, the Company evaluates estimates and judgments. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances.

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

Item 4. Controls and Procedures

      The Company’s management, with the participation of the Company’s principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended June 30, 2005. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2005 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

      There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended June 30, 2005

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a). Not applicable

b). Not applicable

c). Not applicable

Item 3. Defaults upon senior securities

a). Not applicable

b). Not applicable

Item 4. Submission of matters to a vote of security holders

     None

Item 5. Other Information

      Not applicable

Item 6. Exhibits

a). Exhibits

10.1 —	Sixth Amendment to Amended and Restated Letter Agreement dated effective April 1, 2005 between the Company and JPMorgan Chase Bank, N.A.

10.2 —	Revolving Promissory Note dated April 1, 2005 between the Company and JPMorgan Chase Bank, N.A.

31.1 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Jack Friedman

31.2 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

32.1 —	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jack Friedman

32.2 —	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED
Date August 12, 2005
	By	/s/ BEN HARPER

Ben Harper, Senior Vice President-Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10.1	— Sixth Amendment to Amended and Restated Letter Agreement dated effective April 1, 2005 between the Company and JPMorgan Chase Bank, N.A.

Exhibit 10.2	— Revolving Promissory Note dated April 1, 2005 between the Company and JPMorgan Chase Bank, N.A.

Exhibit 31.1	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Jack Friedman

Exhibit 31.2	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

Exhibit 32.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Jack Friedman

Exhibit 32.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Ben Harper