Form 10-Q
period 2005-09-30
FRIEDMAN INDUSTRIES INC
filed 2005-11-14
CIK 39092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	74-1504405 (I.R.S. Employer Identification Number)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

     At September 30, 2005, the number of shares outstanding of the issuer’s only class of stock was 7,139,747 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2005	MARCH 31, 2005
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,533,433	$205,375
Accounts receivable, net of allowances for bad debts and cash discounts of $37,276 at September 30 and March 31, 2005	16,005,406	16,403,036
Inventories	23,699,320	25,857,240
Prepaid federal income taxes	—	892,104
Other	249,708	141,004

TOTAL CURRENT ASSETS	44,487,867	43,498,759
PROPERTY, PLANT AND EQUIPMENT:
Land	485,823	478,618
Buildings and yard improvements	4,088,149	4,088,149
Machinery and equipment	19,333,275	18,896,907
Less accumulated depreciation	(17,187,869)	(16,725,869)

	6,719,378	6,737,805
OTHER ASSETS:
Cash value of officers’ life insurance	577,891	559,778

TOTAL ASSETS	$51,785,136	$50,796,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,564,773	$13,474,128
Current portion of long-term debt	—	2,897
Dividends payable	571,308	571,180
Income taxes payable	446,096	—
Contribution to profit sharing plan	144,000	274,000
Employee compensation and related expenses	664,449	637,311

TOTAL CURRENT LIABILITIES	14,390,626	14,959,516
DEFERRED INCOME TAXES	64,500	86,856
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	418,072	395,420
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,764,215 at September 30, 2005 and March 31, 2005	7,764,215	7,764,215
Additional paid-in capital	28,492,619	28,492,619
Treasury stock at cost (624,468 shares at September 30, 2005 and March 31, 2005)	(2,768,785)	(2,768,785)
Retained earnings	3,423,889	1,866,501

TOTAL STOCKHOLDERS’ EQUITY	36,911,938	35,354,550

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,785,136	$50,796,342

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

Net sales	$42,730,045	$49,020,241	$88,787,630	$93,935,945
Costs and expenses
Costs of goods sold	38,990,994	43,994,292	81,935,166	84,709,449
General, selling and administrative costs	1,249,705	1,506,856	2,594,685	3,159,337

	40,240,699	45,501,148	84,529,851	87,868,786
Interest and other income	(49,372)	(51,120)	(94,907)	(61,083)

Earnings before income taxes	2,538,718	3,570,213	4,352,686	6,128,242
Provision (benefit) for income taxes:
Current	973,535	1,274,080	1,675,168	2,189,280
Deferred	(3,924)	35,000	(22,356)	59,000

	969,611	1,309,080	1,652,812	2,248,280

Net earnings	$1,569,107	$2,261,133	$2,699,874	$3,879,962

Average number of common shares outstanding:
Basic	7,139,747	7,581,906	7,139,747	7,578,572
Diluted	7,276,483	7,785,196	7,277,526	7,756,424
Net earnings per share:
Basic	$0.22	$0.30	$0.38	$0.51
Diluted	$0.22	$0.29	$0.37	$0.50
Cash dividends declared per common share	$0.08	$0.08	$0.16	$0.13

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended September 30,

	2005	2004

OPERATING ACTIVITIES
Net earnings	$2,699,874	$3,879,962
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	462,000	441,600
Provision (benefit) for deferred taxes	(22,356)	59,000
Provision for postretirement benefits	22,652	33,148
Decrease (increase) in operating assets:
Accounts receivable	397,630	(1,128,701)
Prepaid federal income taxes	892,104	—
Inventories	2,157,920	1,110,882
Other	(108,704)	(210,160)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(909,355)	1,895,899
Contribution to profit-sharing plan payable	(130,000)	(146,000)
Employee compensation and related expenses	27,138	177,566
Income taxes payable	446,096	(910,719)
Deferred credit for LIFO replacement	—	157,520

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	5,934,999	5,359,997
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(443,572)	(496,427)
(Increase) decrease in cash value of officers’ life insurance	(18,112)	774,023
Proceeds from sale of asset	—	542

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(461,684)	278,138
FINANCING ACTIVITIES
Cash dividends paid	(1,142,360)	(531,249)
Principal payments on notes payable	(2,897)	(39,956)
Exercise of stock options	—	47,740

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(1,145,257)	(523,465)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,328,058	5,114,670
Cash and cash equivalents at beginning of period	205,375	1,984,763

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,533,433	$7,099,433

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS — UNAUDITED
SIX MONTHS ENDED SEPTEMBER 30, 2005

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

     During the quarter ended September 30, 2004, LIFO inventories were reduced but were replaced by March 31, 2005. A deferred credit of $157,520 was recorded at September 30, 2004 to reflect the cost of replacement.

     A summary of inventory values follows:

	September 30,	March 31,
	2005	2005

Prime Coil Inventory	$8,359,869	$7,497,674
Non-Standard Coil Inventory	1,207,677	530,084
Tubular Raw Material	2,673,501	4,341,204
Tubular Finished Goods	11,458,273	13,488,278

	$23,699,320	$25,857,240

NOTE C — LONG-TERM DEBT

     The following summary reflects long-term debt including the current portion thereon:

	September 30, 2005	March 31, 2005

Notes payable on equipment purchases	$—	$2,897

     The Company has a $6 million revolving credit facility which expires April 1, 2008. There were no amounts outstanding pursuant to the facility at September 30, 2005 and March 31, 2005.

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

     The following schedule reflects the impact on net income and earnings per common share if the Company had applied the fair value recognition provisions of Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation for each period indicated:

	Six Months Ended September 30,

	2005	2004

Reported net income	$2,699,874	$3,879,962
Less: compensation expenses per SFAS No. 123, net of tax	.00	.00

Pro forma net income	$2,699,874	$3,879,962

BASIC EARNINGS PER COMMON SHARE:
Reported net income	.38	.51
Less: compensation expense per SFAS No. 123, net of tax	.00	.00

Pro forma net income	.38	.51

DILUTED EARNINGS PER COMMON SHARE:
Reported net income	.37	.50
Less: compensation expense per SFAS No. 123, net of tax	.00	.00

Pro forma net income	.37	.50

     There were no options granted in the six months ended September 30, 2005 or September 30, 2004. During the six months ended September 30, 2004, options for 20,000 shares of Common Stock were exercised which resulted in proceeds of $47,740 to the Company.

     NEW ACCOUNTING PRONOUNCEMENT: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The SEC has deferred the implementation date and the Company is required to adopt SFAS 123(R) no later than April 1, 2006. SFAS 123(R) permits adoption using one of two methods, a modified prospective method (“Prospective Method”) or a modified retrospective method (“Retrospective Method”). With the Prospective Method, costs are recognized beginning with the effective date based on the requirements of SFAS 123(R) for (i) all share-based payments granted after the effective date of SFAS 123(R), and (ii) all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The Retrospective Method applies the requirements of the Prospective Method but further permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures. The Company has currently not determined which method it will use and therefore, the impact of the adoption of SFAS 123(R) cannot be reasonably estimated at this time.

NOTE E — SEGMENT INFORMATION

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net sales
Coil	$21,548	$28,157	$44,599	$54,693
Tubular	21,182	20,863	44,189	39,243

Total net sales	$42,730	$49,020	$88,788	$93,936

Operating profit
Coil	$1,509	$1,849	$2,387	$3,224
Tubular	1,650	2,564	3,384	4,874

Total operating profit	3,159	4,413	5,771	8,098
Corporate expenses	669	894	1,513	2,031
Interest & other income	(49)	(51)	(95)	(61)

Total earnings before taxes	$2,539	$3,570	$4,353	$6,128

	September 30, 2005	March 31, 2005

Segment assets
Coil	$22,119	$20,724
Tubular	24,434	28,301

	46,553	49,025
Corporate assets	5,232	1,771

	$51,785	$50,796

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
     Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004
     During the six months ended September 30, 2005, sales, costs of goods sold and gross profit decreased $5,148,315, $2,774,283 and $2,374,032, respectively, from the comparable amounts recorded during the six months ended September 30, 2004. The decrease in sales was related primarily to a decrease in tons sold as tons shipped declined from approximately 157,000 tons in the 2004 period to 143,000 tons in the 2005 period. This decrease in tons sold was partially offset by an increase in the average per ton selling price which increased from approximately $600 per ton in the 2004 period to approximately $620 per ton in the 2005 period. Costs of goods sold decreased due to the decline in tons shipped but was partially offset by an increase in the average per ton cost. Average per ton costs of goods sold increased from approximately $541 in the 2004 period to $572 in the 2005 period. The decrease in gross profit resulted primarily from the reduction in tons shipped and a decrease in margins earned on sales as the increase in cost of material could not be passed along in total to customers in the short term. Gross profit as a percentage of sales declined from approximately 9.8% in the 2004 period to approximately 7.7% in the 2005 period. During the 2004 period, the Company experienced strong market conditions for its products whereas market conditions were somewhat softer in the 2005 period.
     Coil product segment sales decreased approximately $10,094,000 during the 2005 period. This segment experienced decreases in both tons sold and average selling prices. Tons of coil products sold declined from approximately 78,000 tons in the 2004 period to 71,000 tons in the 2005 period while the average per ton selling price decreased from approximately $703 per ton to approximately $631 per ton. Coil operating profit was adversely affected by the decrease in tons sold and by reduced margins on sales. Coil operating profit as a percentage of coil segment sales decreased from approximately 5.9% in the 2004 period to 5.4% in the 2005 period. The Company experienced strong market conditions for coil products in the 2004 period and softer market conditions in the 2005 period.
     In the 2005 period, the Company’s Lone Star coil facility (“LSCF”) in Lone Star, Texas, continued to experience a lack of supply of coil products from its primary coil supplier, Lone Star Steel Company (“LSS”). LSCF, which accounted for approximately 6% of total sales in the 2005 period, has from time to time purchased coils from other suppliers. However, freight costs associated with these purchases diminishes the Company’s competitiveness in a very competitive industry. LSCF produced a profit from operations in the 2005 period. A further reduction in supply could have an adverse effect on coil segment operations. Management confers regularly with LSS and continues to monitor this situation closely.
     During the year ended March 31, 2005, XSCP, which markets non-standard coils received from Nucor Steel Company (“NSC”), agreed with NSC to suspend the purchase of non-standard coils. Subsequently, NSC began supplying limited amounts of non-standard coils to XSCP. XSCP accounted for approximately 3% of total sales during the 2005 period. The Company expects to continue XSCP operations. Currently, the Company is receiving limited shipments of non-standard coils from NSC and expects these limited shipments to continue. XSCP operating assets, when not used by XSCP, can be used at the Company’s Hickman coil facility (“Hickman”).
     The Company is dependent on LSS and NSC for its supply of coil inventory. NSC continues to supply Hickman with steel coils in amounts that are adequate for the Company’s purposes. While current levels are adequate to sustain the Company’s operations at both Hickman and LSCF, a reduction in the supply of steel coils could have an adverse effect on the Company’s coil operations.
     Tubular product segment sales increased approximately $4,946,000 during the 2005 period. This increase was primarily related to an increase in the average per ton selling price which increased from approximately $498 per ton in the 2004 period to approximately $609 per ton in the 2005 period. Tons shipped decreased from approximately 79,000 tons in the 2004 period to 73,000 tons in the 2005 period. Tubular product operating profit was affected adversely by both the reduction in tons sold and reduced margins earned on sales. Tubular product segment operating profits as a percentage of segment sales were approximately 7.7% and 12.4% in the 2005 and 2004 periods, respectively. The Company experienced softer market conditions for its pipe products in the 2005 period as compared to conditions in the 2004 period.
     During the 2005 period, LSS, the Company’s primary supplier of tubular products and coil material used in pipe manufacturing, continued to supply such products in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from LSS.
     During the 2005 period, general, selling and administrative costs decreased $564,652 from the amount recorded during the 2004 period. This decrease was related primarily to reduced commissions and bonuses associated with the decline in earnings and volume, a decrease in bad debt expense and a reduction in remuneration associated with a retired executive.
     Interest and other income increased $33,824 from the comparable amount recorded in the 2004 period. This increase was associated primarily with an increase in the average invested cash positions during the 2005 period.
     Income taxes decreased $595,468 from the comparable amount recorded during the 2004 period. This decrease was primarily related to the decrease in earnings before taxes. Effective tax rates were 38.0% and 36.7% in the 2005 and 2004 periods, respectively. The net effect of state income taxes was greater in the 2005 period than in the 2004 period.
     Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     During the three months ended September 30, 2005, sales, costs of goods sold and gross profit decreased $6,290,196, $5,003,298 and $1,286,898, respectively, from the comparable amounts recorded during the three months ended September 30, 2004. The decrease in sales was related primarily to a decrease in the average selling price per ton from approximately $652 per ton in the 2004 quarter to $579 per ton in the 2005 quarter. In the 2004 quarter the Company sold approximately 75,000 tons compared to approximately 74,000 tons in the 2005 quarter. The decrease in costs of goods sold was associated primarily with a decrease in average per ton cost from approximately $585 per ton in the 2004 quarter to $529 per ton in the 2005 quarter. The decrease in gross profit resulted primarily from a reduction in margins earned on sales as average selling prices declined at a greater rate than did the average cost of goods. Gross profit as a percentage of sales declined from approximately 10.3% in the 2004 quarter to approximately 8.8% in the 2005 quarter. During the 2004 quarter, the Company experienced strong market conditions for its products as compared to market conditions in the 2005 quarter which were characterized by somewhat softer market conditions.
     Coil product segment sales decreased approximately $6,609,000 during the 2005 quarter. This decrease was related primarily to a decrease in the average selling price which declined from approximately $761 per ton in the 2004 quarter to $586 per ton in the 2005 quarter. The Company sold approximately 37,000 tons of coil products in both the 2004 and 2005 quarters. Coil operating profit decreased approximately $340,000 from the amount recorded in the 2004 quarter. Coil operating profits as a percentage of sales were approximately 6.6% and 7.0% in the 2004 and 2005 quarters, respectively.
     Tubular product segment sales increased approximately $319,000 during the 2005 quarter. An increase in the average selling price from $547 per ton in the 2004 quarter to $572 per ton in the 2005 quarter was partially offset by a decline in tons sold from approximately 38,000 tons in the 2004 quarter to approximately 37,000 tons in the 2005 quarter. Tubular product segment operating profits as a percentage of segment sales were approximately 7.8% and 12.3% in the 2005 and 2004 quarters, respectively. The Company experienced strong market conditions for its pipe products in the 2004 quarter but softer conditions in the 2005 quarter.
     During the 2005 quarter, general, selling and administrative costs decreased $257,151 from the amount recorded during the 2004 quarter. This decrease was related primarily to reduced bonuses and other variable expenses associated with earnings and volume and reduced remuneration related to the retirement of an executive.
     Income taxes decreased $339,469 from the comparable amount recorded during the 2004 quarter. This decrease was primarily related to the decrease in earnings before taxes. Effective tax rates were 38.2% and 36.7% in the 2005 and 2004 quarters, respectively. The net effect of state income taxes was greater in the 2005 quarter than in the 2004 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

      The Company remained in a strong, liquid position at September 30, 2005. Current ratios were 3.1 and 2.9 at September 30, 2005 and March 31, 2005, respectively. Working capital was $30,097,241 at September 30, 2005 and $28,539,243 at March 31, 2005.

      During the six months ended September 30, 2005, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Cash increased by $4,328,058 during the period as accounts receivable, prepaid federal income taxes and inventories declined. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

      During the six months ended September 30, 2005, the Company purchased approximately $444,000 in fixed assets. In September 2005, the Company’s Board of Directors authorized $600,000 to upgrade the Company’s small pipe mill.

      In June 2004 and July 2004, the Company surrendered for cash, certain split-dollar life insurance policies on the lives of Jack and Harold Friedman, respectively. The Company received the total cash surrender value proceeds of $812,432.

      The Company has an arrangement with a bank which provides for a revolving line of credit facility (the “revolving facility”). Pursuant to the revolving facility, which expires April 1, 2008, the Company may borrow up to $6 million at the bank’s prime rate or 1.5% over LIBOR. The Company uses the revolving facility to support cash flow and will borrow and repay the note as working capital is required. At September 30, 2005 and March 31, 2005, the Company had no borrowings outstanding under the revolving facility.

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

Item 4. Controls and Procedures

      The Company’s management, with the participation of the Company’s principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended September 30, 2005. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2005 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

      There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended September 30, 2005

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a). Not applicable

b). Not applicable

c). Not applicable

Item 3. Defaults Upon Senior Securities

a). Not applicable

b). Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held on September 8, 2005, the Company’s shareholders elected eight directors to the Company’s Board of Directors. The number of shares voted for and withheld with respect to the election of each director was as follows:

Name	Shares Voted For	Shares Withheld
Jack Friedman	6,266,690	392,486
Harold Friedman	6,245,636	413,540
William Crow	6,266,514	392,662
Charles W. Hall	6,236,024	423,152
Alan M. Ranch	6,449,695	209,481
Hershel M. Rich	6,479,119	180,057
Kirk K. Weaver	6,482,660	176,516
Joe L. Williams	6,261,040	398,136

Item 5. Other Information

      Not applicable

Item 6. Exhibits

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
Date November 14, 2005
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