Form 10-Q
period 2005-12-31
FRIEDMAN INDUSTRIES INC
filed 2006-02-14
CIK 39092

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑       No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     At December 31, 2005 the number of shares outstanding of the issuer’s only class of stock was 7,170,347 shares of Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2005	MARCH 31, 2005
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,640,601	$205,375
Accounts receivable. net of allowances for bad debts and cash discounts of $37,276 at December 31 and March 31, 2005	14,314,678	16,403,036
Inventories	20,128,157	25,857,240
Prepaid federal income taxes	—	892,104
Deferred debit for LIFO replacement	130,748	—
Other	212,806	141,004

TOTAL CURRENT ASSETS	45,426,990	43,498,759
PROPERTY, PLANT AND EQUIPMENT:
Land	486,653	478,618
Building and yard improvements	4,088,149	4,088,149
Machinery and equipment	19,505,222	18,896,907
Less accumulated depreciation	(17,424,868)	(16,725,869)

	6,655,156	6,737,805

OTHER ASSETS:
Cash value of officers’ life insurance	586,946	559,778

TOTAL ASSETS	$52,669,092	$50,796,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,571,147	$13,474,128
Current portion of long-term debt	—	2,897
Dividends payable	577,431	571,180
Income taxes payable	170,222	—
Contribution to profit sharing plan	216,000	274,000
Employee compensation and related expenses	601,138	637,311

TOTAL CURRENT LIABILITIES	14,135,938	14,959,516
DEFERRED INCOME TAXES	—	86,856
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	429,398	395,420
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,794,815 and 7,764,215 at December 31, 2005 and March 31, 2005, respectively	7,794,815	7,764,215
Additional paid-in capital	28,562,581	28,492,619
Treasury stock at cost (624,468 shares at December 31, 2005 and March 31, 2005)	(2,768,785)	(2,768,785)
Retained earnings	4,515,145	1,866,501

TOTAL STOCKHOLDERS’ EQUITY	38,103,756	35,354,550

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,669,092	$50,796,342

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS—UNAUDITED

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net sales	$44,527,263	$43,434,081	$133,314,893	$137,370,026
Costs and expenses
Costs of goods sold	40,692,809	40,277,843	122,627,975	124,987,291
General, selling and administrative costs	1,288,419	1,266,026	3,883,104	4,425,363

	41,981,228	41,543,869	126,511,079	129,412,654
Interest and other income	(97,053)	(57,455)	(191,960)	(118,538)

Earnings before income taxes	2,643,088	1,947,667	6,995,774	8,075,910
Provision (benefit) for income taxes:
Current	1,038,901	709,058	2,714,069	2,898,339
Deferred	(64,500)	18,000	(86,856)	77,000

	974,401	727,058	2,627,213	2,975,339

Net income	$1,668,687	$1,220,609	$4,368,561	$5,100,571

Average number of common shares outstanding:
Basic	7,151,014	7,480,467	7,143,503	7,548,704
Diluted	7,258,567	7,736,885	7,261,022	7,759,235
Net income per share:
Basic	$0.23	$0.16	$0.61	$0.68
Diluted	$0.23	$0.16	$0.60	$0.66
Cash dividends declared per common share	$0.08	$0.08	$0.24	$0.21

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	Nine Months Ended
	December 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$4,368,561	$5,100,571
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	699,000	678,900
Provision (benefit) for deferred taxes	(86,856)	77,000
Provision for postretirement benefits	33,978	40,647
Stock awards	9,792	11,800
Decrease (increase) in operating assets:
Accounts receivable	2,088,358	2,945,211
Inventories	5,729,083	(4,462,952)
Deferred debit for LIFO replacement	(130,748)	—
Prepaid federal income taxes	892,104	—
Other	(71,802)	(136,649)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(902,981)	4,127,973
Contribution to profit-sharing plan	(58,000)	(74,000)
Employee compensation and related expenses	(36,173)	(243,154)
Federal income taxes	170,222	(1,033,662)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	12,704,538	7,031,685
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(616,350)	(617,387)
(Increase) decrease in cash value of officers’ life insurance	(27,168)	755,023
Proceeds from sale of asset	—	542

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(643,518)	138,178
FINANCING ACTIVITIES
Cash dividends paid	(1,713,667)	(1,139,007)
Principal payments on notes payable and revolving credit facility	(2,897)	(51,599)
Purchase of treasury stock	—	(2,767,734)
Options exercised	90,770	54,729

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(1,625,794)	(3,903,611)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,435,226	3,266,252
Cash and cash equivalents at beginning of period	205,375	1,984,763

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,640,601	$5,251,015

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS — UNAUDITED
NINE MONTHS ENDED DECEMBER 31, 2005
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended March 31, 2005.
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
     During the quarter ended December 31, 2005, LIFO inventories were reduced but are expected to be replaced by March 31, 2006. A deferred debit of $130,748 was recorded at December 31, 2005 to reflect the LIFO cost of replacement in excess of current cost.
     A summary of inventory values follows:

	December 31,	March 31,
	2005	2005
Prime Coil Inventory	$4,908,169	$7,497,674
Non-Standard Coil Inventory	1,197,428	530,084
Tubular Raw Material	4,614,995	4,341,204
Tubular Finished Goods	9,407,565	13,488,278

	$20,128,157	$25,857,240

NOTE C — LONG-TERM DEBT
     The Company has a $6 million revolving credit facility which expires April 1, 2008. There were no amounts outstanding pursuant to the facility at December 31, 2005 and March 31, 2005.
NOTE D — STOCK BASED COMPENSATION
     The Company follows Accounting Principles Board Opinion No. 25. Accounting for Stock Issued to Employees ( “APB 25” ), for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.
     There were no options granted in the nine months ended December 31, 2005 or December 31, 2004. During the nine months ended December 31, 2005, options for 29,000 shares of Common Stock were exercised which resulted in proceeds of $90,770 to the Company.
     NEW ACCOUNTING PRONOUNCEMENT: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 ( revised 2004), Share-Based Payment (“SFAS 123 (R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The SEC has deferred the implementation date and the Company is required to adopt SFAS 123(R) no later than April 1, 2006. SFAS 123(R) permits adoption using one of two methods, a modified prospective method (“Prospective Method”) or a modified retrospective method (“Retrospective Method”). With the Prospective Method, costs are recognized beginning with the effective date based on the requirements of SFAS 123(R) for (i) all share-based payments granted after the effective date of SFAS 123(R), and (ii) all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The Retrospective Method applies the requirements of the Prospective Method but further permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures. The Company has currently not determined which method it will use and therefore, the impact of the adoption of SFAS 123(R) cannot be reasonably estimated at this time.

NOTE E — SEGMENT INFORMATION — UNAUDITED

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net Sales
Coil	$23,740	$21,617	$68,339	$76,310
Tubular	20,787	21,817	64,976	61,060

Total net sales	$44,527	$43,434	$133,315	$137,370

Operating profit (loss)
Coil	$919	$576	$3,306	$3,800
Tubular	2,239	1,891	5,623	6,765
Total operating profit	3,158	2,467	8,929	10,565
General corporate expenses	612	576	2,125	2,607
Interest & other income	(97)	(57)	(192)	(118)

Total earnings before taxes	$2,643	$1,948	$6,996	$8,076

	December 31,	March 31,
	2005	2005
Segment assets
Coil	$16,879	$20,724
Tubular	24,443	28,301

	41,322	49,025
Corporate assets	11,347	1,771

Total assets	$52,669	$50,796

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
NOTE F — RECENT EVENTS
     On February 8, 2006, the Company entered into a stock purchase agreement with Jack Friedman, Chairman of the Board, Chief Executive Officer and a director of the Company, pursuant to which the Company purchased 551,248 shares of common stock of the Company from Mr. Friedman for an aggregate purchase price of $2,707,179, or approximately $4.911 per share. Following such purchase, Mr. Friedman continues to own 551,248 shares of the Company’s common stock.
      In addition, effective as of the close of business on February 8, 2006, Mr. Friedman retired as Chairman of the Board and Chief Executive Officer and as a full-time employee of the Company. The Company has agreed to continue to provide Mr. Friedman office facilities and secretarial assistance for his future use. Mr. Friedman will continue to serve the Company as a director.
     The Board of Directors appointed William E. Crow, President of the Company, to serve in the additional capacity of Chief Executive Officer of the Company. The Board of Directors has not appointed a successor Chairman of the Board at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004
     During the nine months ended December 31, 2005, sales, costs of goods sold and gross profit decreased $4,055,133, $2,359,316 and $1,695,817, respectively, from the comparable amounts recorded during the nine months ended December 31, 2004. The decrease in sales was related primarily to a decrease in the average per ton selling price which decreased from approximately $627 per ton in the 2004 period to $615 per ton in the 2005 period. Tons shipped declined from approximately 219,229 tons in the 2004 period to 216,767 tons in the 2005 period. Costs of goods sold decreased due to the decline in tons shipped as well as a decrease in the average per ton costs of goods sold which decreased from approximately $570 per ton in the 2004 period to $566 in the 2005 period. Gross profit was adversely affected by decreased margins which declined from approximately 9.0% in the 2004 period to approximately 8.0% in the 2005 period. During the 2004 period, the Company experienced strong market conditions for its products whereas market conditions were somewhat softer in the 2005 period.
     Coil product segment sales decreased approximately $7,971,000 during the 2005 period. This decrease was related primarily to a decline in the average selling price which decreased from approximately $728 per ton in the 2004 period to approximately $629 per ton in the 2005 period. Tons of coil products sold increased from approximately 105,000 tons in the 2004 period to 109,000 tons in the 2005 period. Coil operating profit declined approximately $494,000 due primarily to reduced margins earned on sales. Coil operating profit as a percentage of coil segment sales decreased from approximately 5.0% in the 2004 period to 4.8% in the 2005 period. In the 2004 period, the Company experienced strong market conditions for coil products and softer market conditions in the 2005 period.
     In the 2005 period, the Company’s Lone Star coil facility (“LSCF”) continued to experience a lack of supply of coil products from its primary coil supplier, Lone Star Steel Company (“LSS”). LSCF, which accounted for approximately 6% of total sales in the 2005 period, has from time to time purchased coils from other suppliers. However, freight costs associated with these purchases diminish the Company’s competitiveness in a very competitive industry. LSCF produced a profit from operations in the 2005 period. A further reduction in supply could have an adverse effect on coil segment operations. Management confers regularly with LSS and continues to monitor this situation closely.
     During the year ended March 31, 2005, XSCP, which markets non-standard coils received from Nucor Steel Company (“NSC”), agreed with NSC to suspend the purchase of non-standard coils. Subsequently, NSC began supplying limited amounts of non-standard coils to XSCP. XSCP accounted for approximately 4% of total sales during the 2005 period. The Company expects to continue XSCP operations. Currently, the Company is receiving limited shipments of non-standard coils from NSC and expects these limited shipments to continue. XSCP operating assets, when not used by XSCP, can be used at the Company’s Hickman coil facility (“Hickman”).
     The Company is dependent on LSS and NSC for its supply of inventory. NSC continues to supply Hickman with steel coils in amounts that are adequate for the Company’s purposes. While current levels are adequate to sustain the Company’s operations at both Hickman and LSCF, a reduction in the supply of steel coils could have an adverse effect on the Company’s coil operations.
     Tubular product segment sales increased approximately $3,916,000 during the 2005 period. This increase resulted from an increase in the average per ton selling price from approximately $534 per ton in the 2004 period to approximately $601 per ton in the 2005 period. This increase was partially offset by a decline in tons shipped from approximately 114,000 tons in the 2004 period to 108,000 tons in the 2005 period. Tubular product operating profit declined approximately $1,142,000 and was affected adversely by both a reduction in tons sold and reduced margins earned on sales. Tubular product segment operating profit as a percentage of segment sales declined from approximately 11.1% in the 2004 period to 8.7% in the 2005 period. The Company experienced softer market conditions for its pipe products in the 2005 period as compared to conditions in the 2004 period.
     During the 2005 period, LSS, the Company’s primary supplier of tubular products and coil material used in pipe manufacturing, continued to supply such products in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from LSS.
     During the 2005 period, general, selling and administrative costs decreased $542,259 from the amount recorded during the 2004 period. This decrease was related primarily to reduced commissions and bonuses associated with the decline in earnings and volume, a decrease in bad debt expense and a reduction in remuneration associated with a retired executive.
     Interest and other income increased $73,422 from the comparable amount recorded in the 2004 period. This increase was associated primarily with an increase in the average invested cash positions and an increase in average interest rates paid on invested cash during the 2005 period.
     Income taxes decreased $348,126 from the comparable amount recorded during the 2004 period. This decrease was primarily related to the decrease in earnings before taxes. Effective tax rates were 37.6% and 36.8% in the 2005 and 2004 periods, respectively.
Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004
     During the three months ended December 31, 2005, sales, costs of goods sold and gross profit increased $1,093,182, $414,966 and $678,216, respectively, from the comparable amounts recorded during the three months ended December 31, 2004. The increase in sales was related primarily to an increase in tons sold which increased from approximately 63,000 tons in the 2004 quarter to approximately 74,000 tons in the 2005 quarter. This increase in tons sold was partially offset by a decrease in the average selling price which declined from approximately $693 per ton in the 2004 quarter to $606 per ton in the 2005 quarter. The increase in costs of goods sold was associated with the increase in tons sold offset by a decrease in average costs of goods sold which declined from approximately $642 per ton in the 2004 quarter to $554 per ton in the 2005 quarter. The increase in gross profit resulted primarily from the additional gross profit associated with the increase in tons sold. Gross profit as percentage of sales increased from approximately 7.3% in the 2004 quarter to approximately 8.6% in the 2005 quarter. During the 2005 quarter, the Company experienced improved market conditions for its products as compared to market conditions in the 2004 quarter.
     Coil product segment sales increased approximately $2,123,000 during the 2005 quarter. This increase was related primarily to an increase in tons sold from approximately 27,000 tons in the 2004 quarter to 38,000 tons in the 2005 quarter. This increase was partially offset by a decline in average selling prices from $798 per ton in the 2004 quarter to $625 per ton in the 2005 quarter. Coil operating profit increased approximately $343,000 from the amount recorded in the 2004 quarter and was associated primarily with additional operating profit earned on the increase in tons sold. Coil operating profits as a percentage of sales were approximately 2.7% and 3.9% in the 2004 and 2005 quarters, respectively.
     Tubular product segment sales decreased approximately $1,030,000 during the 2005 quarter. The average selling price per ton decreased from approximately $613 in the 2004 quarter to $585 in the 2005 quarter. Approximately 36,000 tons of pipe products were sold in both the 2004 and 2005 quarters. Tubular operating profit increased approximately $348,000 during the 2005 quarter due to improved margins earned on sales. Tubular product segment operating profits as a percentage of segment sales were approximately 8.7% and 10.8% in the 2004 and 2005 quarters, respectively. The Company experienced improved market conditions for its pipe products in the 2005 quarter as compared to market conditions in the 2004 quarter.
     Interest and other income increased $39,598 from the comparable amount recorded in the 2004 quarter. This increase was associated primarily with an increase in the average invested cash positions and an increase in average interest rates paid on invested cash during the 2005 quarter.
     Income taxes increased $247,343 from the comparable amount recorded during the 2004 quarter. This increase was primarily related to the increase in earnings before taxes. Effective tax rates were 36.9% and 37.3% in the 2005 and 2004 quarters, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
     The Company remained in a strong, liquid position at December 31, 2005. Current ratios were 3.2 and 2.9 at December 31, 2005 and March 31, 2005, respectively. Working capital was $31,291,052 at December 31, 2005 and $28,539,243 at March 31, 2005.
     During the nine months ended December 31, 2005, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Cash increased by $10,435,226 during the period as accounts receivable, prepaid federal income taxes and inventories declined. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.
     During the nine months ended December 31, 2005, the Company purchased approximately $616,000 in fixed assets. In September 2005, the Company’s Board of Directors authorized management to upgrade the Company’s small pipe mill.
     The Company has an arrangement with a bank which provides for a revolving line of credit facility (the “revolving facility”). Pursuant to the revolving facility, which expires April 1, 2008, the Company may borrow up to $6 million at the bank’s prime rate or 1.5% over LIBOR. The Company uses the revolving facility to support cash flow and will borrow and repay the note as working capital is required. At December 31, 2005 and March 31, 2005, the Company had no borrowings outstanding under the revolving facility.
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
RECENT EVENTS
     On February 8, 2006, the Company entered into a stock purchase agreement with Jack Friedman, Chairman of the Board, Chief Executive Officer and a director of the Company, pursuant to which the Company purchased 551,248 shares of common stock of the Company from Mr. Friedman for an aggregate purchase price of $2,707,179, or approximately $4.911 per share. Following such purchase, Mr. Friedman continues to own 551,248 shares of the Company’s common stock.
      In addition, effective as of the close of business on February 8, 2006, Mr. Friedman retired as Chairman of the Board and Chief Executive Officer and as a full-time employee of the Company. The Company has agreed to continue to provide Mr. Friedman office facilities and secretarial assistance for his future use. Mr. Friedman will continue to serve the Company as a director.
     The Board of Directors appointed William E. Crow, President of the Company, to serve in the additional capacity of Chief Executive Officer of the Company. The Board of Directors has not appointed a successor Chairman of the Board at this time.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     In the normal course of business the Company is exposed to market risks primarily from changes in the cost of steel in inventory and in interest rates. The Company closely monitors exposure to market risks and develops appropriate strategies to manage risk. With respect to steel purchases, there is no recognized market to purchase derivative financial instruments to reduce the inventory exposure risk on changing commodity price. The exposure to market risk associated with interest rates relates primarily to debt. Recent debt balances are minimal and, as a result, direct exposure to interest rates changes is not significant.
Item 4. Control and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c)

promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended December 31, 2005. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended December 31, 2005 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
      The Company maintains internal controls over financial reporting. During the quarter ended December 31, 2005, the Company changed certain of these controls as a result of installing a new computer system relative to the general ledger and inventory applications; however, the Company does not believe these changes have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED
Three Months Ended December 31, 2005
Part II — OTHER INFORMATION
Item1. Legal Proceedings
     Not applicable
Item 1A. Risk Factors
     Not applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     a). Not applicable
     b). Not applicable
     c). Not applicable
Item 3. Defaults Upon Senior Securities
     a). Not applicable
     b). Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     Not applicable
Item 6. Exhibits
     a). Exhibits
10.1 —Letter Agreement dated February 8, 2006, between Jack Friedman and Friedman Industries, Incorporated (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2006)
31.1 —Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow
31.2 —Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper
32.1 —Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow
32.2 —Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date February 14, 2006	FRIEDMAN INDUSTRIES, INCORPORATED
	By	/s/ BEN HARPER
Ben Harper. Senior Vice President-Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No	Description
Exhibit 10.1	—Letter Agreement dated February 8, 2006, between Jack Friedman and Friedman Industries, Incorporated (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

Exhibit 31.1	—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 31.2	—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

Exhibit 32.1	—Certification Pursuant ot 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 32.2	—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes- Oxley Act of 2002, signed by Ben Harper