Form 10-K
period 2006-03-31
FRIEDMAN INDUSTRIES INC
filed 2006-06-29
CIK 39092

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED
(Exact name of registrant as specified in its charter)

Texas	74-1504405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4001 Homestead Road, Houston, Texas	77028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 672-9433

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $1 Par Value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark if the registrant is well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes            No   X

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes          No   X

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.

Yes   X       No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

       X

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )     Accelerated filer ( )     Non-accelerated filer (X)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No   X

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 2005 (computed by reference to the closing price on such date), was approximately $38,402,000.

     The number of shares of the registrant’s Common Stock outstanding at June 12, 2006 was 6,666,626 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 2006 — Part II.

Proxy Statement for the 2006 Annual Meeting of Shareholders — Part III.

PART I

Item 1. Business

Friedman Industries, Incorporated (the “Company”), a Texas corporation incorporated in 1965, is engaged in pipe manufacturing and processing, steel processing and steel and pipe distribution.

The Company has two product groups: coil and tubular products. Significant financial information relating to the Company’s product groups for the last three years is contained in Note 7 of the Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2006, which financial statements are incorporated herein by reference in Item 8 hereof.

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

At the Lone Star facility, the Company maintains three cut-to-length lines and a coil-to-coil 2-Hi temper pass mill. This equipment is capable of processing steel up to 72 inches wide and up to one-half inch thick. The Company intends to close the Lone Star coil facility in fiscal 2007 and to redeploy certain of these assets to a new coil facility to be located in Decatur, Alabama. This Decatur facility is expected to become operational in fiscal 2008. The Hickman facility operates a cut-to-length line which has 72 inch wide and one-half inch thick capability. The Company also operates a 2-Hi temper pass mill at the Hickman facility that is capable of processing steel up to 72 inches wide and one-half inch thick in a coil-to-coil mode or directly from coil to cut-to-length processing.

  Tubular Products

Through its Texas Tubular Products Division (“TTP”) in Lone Star, Texas, the Company manufactures, purchases, processes and markets tubular products.

TTP operates two pipe mills that are capable of producing pipe from 2 3/8 inches to 8 5/8 inches in outside diameter. Pipe Mill #1 is API-licensed to manufacture line and oil country pipe and also manufactures pipe for structural and piling purposes that meets recognized industry standards. Pipe Mill #2 began operation in April 2004 and generally produces pipe that is recognized by various industry standards ranging from 2 3/8 inches to 5 9/16 inches in outside diameter. TTP also employs various pipe processing equipment including threading and beveling machines, pipe handling equipment and other related machinery. This machinery can process pipe up to 13 3/8 inches in outside diameter.

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

  Marketing

The following table sets forth the approximate percentage of total sales contributed by each group of products and services during each of the Company’s last three fiscal years:

Product and Service Groups	2006	2005	2004

Coil Products	52%	55%	54%
Tubular Products	48%	45%	46%

Coil Products. The Company sells coil products to approximately 260 customers located primarily in the midwestern, southwestern and southeastern sections of the United States. The Company’s principal customers for these products and services are steel distributors and customers fabricating steel products such as storage tanks, steel buildings, farm machinery and equipment, construction equipment, transportation equipment, conveyors and other similar products. During each of the fiscal years ended March 31, 2006, 2005 and 2004, seven, seven and six customers of coil products, respectively, accounted for approximately 25% of the Company’s sales. Except for Trinity Industries, Inc., no coil product customer accounted for as much as 10% of the Company’s total sales during those years. Trinity Industries, Inc. accounted for approximately 11% of total sales in fiscal 2006 and 2005.

The Company sells substantially all of its coil products through its own sales force. At March 31, 2006, the sales force was comprised of a vice president and three professional sales personnel under the direction of the Senior Vice President — Sales and Marketing. Salesmen are paid on a salary and commission basis.

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

Tubular Products. The Company sells its tubular products nationally to approximately 230 customers. The Company’s principal customers for these products are steel and pipe distributors, piling contractors and LSS. Sales of pipe to LSS accounted for approximately 15% of the Company’s total sales in fiscal 2006.

The Company sells its tubular products through its own sales force comprised of four professional sales personnel under the direction of the Senior Vice President — Sales and Marketing. Salesmen are paid on a salary and commission basis.

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

Employees

At March 31, 2006, the Company had approximately 140 full-time employees.

  Executive Officers of the Company

The following table sets forth as of March 31, 2006, the name, age, officer positions and family relationships, if any, of each executive officer of the Company and period during which each officer has served in such capacity:

		Position, Offices with the Company
Name	Age	and Family Relationships, if any
William E. Crow	58	Chief Executive Officer since 2006 and President and Chief Operating Officer since 1995, formerly Vice President since 1981 and formerly President of Texas Tubular Products Division since August 1990
Benny Harper	60	Senior Vice President — Finance since 1995 (formerly Vice President since 1990), Treasurer since 1980 and Secretary since May 1992
Thomas Thompson	55	Senior Vice President — Sales and Marketing since 1995, formerly Vice President — Sales since 1990

Item 1A.	Risk Factors

Lead time and the cost of our products could increase if we were to lose one of our primary suppliers.

We are dependent on LSS and NSC for our supply of inventory. In recent periods, our Lone Star coil facility (“LSCF”) has experienced a lack of supply of coil products from LSS, its primary coil supplier. A further reduction in supply could have an adverse effect on our coil segment operations. NSC continues to supply our Hickman coil facility with steel coils in amounts that are adequate for our purposes. While current levels are adequate to sustain our operations at both Hickman and LSCF, a reduction in the supply of steel coils could have an adverse effect on our coil operations.

LSS is our primary supplier of tubular products and coil material used in pipe manufacturing. While current supply levels are adequate to sustain our tubular operations, a reduction in the supply of tubular products and coil material used in our tubular operations from LSS could have an adverse effect on our tubular operations.

If, for any reason, our primary suppliers of raw materials should curtail or discontinue deliveries to us in quantities we need and at prices that are competitive, our business could suffer. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which would have a material adverse effect on our business, financial condition or results of operations.

Our future operating results may be affected by fluctuations in raw material prices. We may not be able to pass on increases in raw material costs to our customers.

Our principal raw materials are tubular products and steel coils, which we purchase from a limited number of primary steel producers. The steel industry as a whole is very cyclical, and at times pricing can be volatile due to a number of factors beyond our control, including general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. This volatility can significantly affect our steel costs. We are required to maintain substantial inventories to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon historic buying practices and market conditions. In an environment of increasing raw material prices, competitive conditions will impact how much of the steel price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the profitability of our business could be adversely affected.

Our business is highly competitive, and increased competition could reduce our gross profit and net income.

The principal markets that we serve are highly competitive. Competition is based primarily on the precision and range of achievable tolerances, quality, price, raw materials and inventory availability and the ability to meet delivery schedules dictated by customers. Our competition in the markets in which we participate comes from companies of various sizes, some of which have greater financial and other resources than we do and some of which have more established brand names in the markets we serve. Increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce our gross profit, net income and cash flow.

We are susceptible to the cyclicality of the steel industry.

The steel industry is highly cyclical and is affected significantly by general economic conditions and other factors such as worldwide production capacity, fluctuations in steel imports/exports and tariffs. Steel prices are sensitive to a number of supply and demand factors. The recurrence of a major downturn in the industry may have a material adverse effect on our business, financial condition or results of operations.

We may not be able to manage and integrate future capital expansions successfully.

As previously announced, we intend to establish a new steel processing and distribution operation in Decatur, Alabama. In addition, we have made improvements to pipe mill #2. Expansion presents risks. We will expend both capital and personnel resources on such expansions which may or may not be successful.

Equipment downtime or shutdowns could adversely affect our business, financial condition or results of operations.

Steel manufacturing processes are dependent on critical equipment. Such equipment may incur downtime as a result of unanticipated failures or other events, such as fires or breakdowns. Our facilities have experienced, and may in the future experience, shutdowns or periods of reduced production as a result of such equipment failures or other events. Such disruptions could have an adverse effect on our operations, customer service levels and financial results.

Increases in energy prices will increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices for our products.

We use energy to manufacture and transport our products. Our operating costs increase if energy costs rise. We do not hedge our exposure to higher prices via energy futures contracts. Increases in energy prices will increase our operating costs and may reduce our profitability and cash flows if we are unable to pass all the increases on to our customers.

Steel companies are susceptible to changes in governmental policies and international economic conditions.

Governmental, political and economic developments relating to inflation, interest rates, taxation, currency fluctuations, social or political instability, diplomatic relations, international conflicts and other factors may adversely affect our business, financial condition or results of operations.

Steel companies are subject to stringent environmental regulations, and we may be required to spend considerable amounts of money in order to comply with such regulations.

We are subject to a broad range of environmental laws and regulations in each of the jurisdictions in which we operate. These laws and regulations, as interpreted by relevant agencies and the courts, impose increasingly stringent environmental protection standards regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices and the remediation of environmental contamination.

The costs of complying with environmental requests could be significant and failure to comply could result in the assessment of civil and criminal penalties, the suspension of operations and lawsuits by private parties. In addition, these standards can create the risk of environmental liabilities, including liabilities associated with divested assets and past activities.

Durable goods account for a significant portion of our sales, and reduced demand from this sector of the U.S. economy is likely to adversely affect our profitability and cash flow.

Downturns in demand for durable goods, or a decrease in the prices that we can realize from sales of our products to customers associated with this sector of the economy, would adversely affect our profitability and cash flows.

Competition from other materials may have a material adverse effect on our business, financial condition or results of operations.

In many applications, steel competes with other materials, such as aluminum, cement, composites, glass, plastic and wood. Additional substitutes for steel products could adversely affect future market prices and demand for steel products.

Product liability claims could adversely affect our operations.

We sell products to manufacturers who are engaged to sell a wide range of end products. Furthermore, our products are also sold to, and used in, certain safety-critical applications. If we were to sell steel that is inconsistent with the specifications of the order or the requirements of the application, significant disruptions to the customer’s production lines could result. There could also be consequential damages resulting from the use of such products. We have a limited amount of product liability insurance coverage and a major claim for damages related to products sold could have a material adverse effect on our business, financial condition or results of operations.

Our common stock is subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us.

In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Certain provisions of our articles of incorporation may discourage a third party from making a takeover proposal.

Our articles of incorporation provide that the affirmative vote of 80% of all of our stock entitled to vote in elections of directors is required for a merger or consolidation of the Company with and into any other corporation or the sale, lease or other disposition of all or substantially all of our assets. This may have the effect of discouraging a takeover proposal or tender offer not approved by management and the board of directors and could result in shareholders who may wish to participate in such a proposal or tender offer receiving less for their shares than otherwise might be available in the event of a takeover attempt.

Item 1B.	Unresolved Staff Comments

None

Item 2. Properties

The principal properties of the Company are described in the following table:

Approximate
Location	Size	Ownership
Lone Star, Texas
Plant — Coil Products	42,260 sq. feet	Owned(1)(2)
Plant — Texas Tubular Products	76,000 sq. feet	Owned(1)
Offices — Coil Products	1,200 sq. feet	Owned(1)(2)
Offices — Texas Tubular Products	8,000 sq. feet	Owned(1)
Land — Coil Products	13.93 acres	Owned(1)(2)
Land — Texas Tubular Products	67.77 acres	Owned(1)
Longview, Texas Offices	2,600 sq. feet	Leased(3)
Houston, Texas
Plant and Warehouse	70,000 sq. feet	Owned(1)(4)
Offices	4,000 sq. feet	Owned(1)(4)
Land	12 acres	Owned(1)(4)
Hickman, Arkansas
Plant and Warehouse — Coil Products	42,600 sq. feet	Owned(1)
Offices — Coil Products	2,500 sq. feet	Owned(1)
Land — Coil Products	26.19 acres	Owned(1)

(1)	All of the Company’s owned real estate, plants and offices are held in fee and are not subject to any mortgage or deed of trust.

(2)	The Company intends to phase out LSCF in fiscal 2007. As LSCF is phased out, these assets will be converted to tubular operations.

(3)	The office lease is with a nonaffiliated party, expires April 30, 2008, and provides for an annual rental of $27,264.

(4)	In November 2001, the Company closed its coil products facility in Houston, Texas. On April 7, 2006, the Company entered into an earnest money contract to sell these assets. Closing is expected in August 2006. At closing, the Company expects to enter into a one-year office lease with the buyer.

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

The Company’s Common Stock is traded principally on the American Stock Exchange (Symbol: FRD).

Reference is hereby made to the sections of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2006, entitled “Description of Business — Range of High and Low Sales Prices of Common Stock” and “Description of Business — Cash Dividends Declared Per Share of Common Stock”, which sections are hereby incorporated herein by reference.

The approximate number of shareholders of record of Common Stock of the Company as of May 26, 2006 was 430.

Item 6. Selected Financial Data

Information with respect to Item 6 is hereby incorporated herein by reference from the section of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2006, entitled “Selected Financial Data”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2006, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Item 8. Financial Statements and Supplementary Data

The following financial statements and notes thereto of the Company included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2006, are hereby incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2006 and 2005

Consolidated Statements of Earnings — Years ended March 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity — Years ended March 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows — Years ended March 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements — March 31, 2006

Report of Independent Registered Public Accounting Firm

Information with respect to supplementary financial information relating to the Company appears in Note 8 — Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements incorporated herein by reference above in this Item 8 from the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2006.

The following supplementary schedule for the Company for the year ended March 31, 2006, is included elsewhere in this report.

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

  Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Except as otherwise set forth below, information with respect to Item 10 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2006 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2006 fiscal year.

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

Item 11. Executive Compensation

Information with respect to Item 11 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2006 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2006 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain equity compensation plan information for the Company as of March 31, 2006:

Equity Compensation Plan Information

Number of
	Number of		Securities Remaining
	Securities to		Available for
	be Issued	Weighted-Average Exercise	Future Issuance
	upon Exercise	Price of	under Equity Compensation
	of Outstanding	Outstanding Options,	Plans (Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in Column(a))
(a)
(b)
(c)

Equity compensation plans approved by security holders	137,212	$2.35	27,293
Equity compensation plans not approved by security holders	N/A	N/A	0

Security Ownership Information

The additional information with respect to Item 12 regarding the security ownership of certain beneficial owners and management, and related matters, is hereby incorporated herein by reference from the Company’s proxy statement in respect to the 2006 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2006 fiscal year.

Item 13. Certain Relationships and Related Transactions

Information with respect to Item 13 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2006 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2006 fiscal year.

Item 14.	Principal Accountant Fees and Services

Information with respect to Item 14 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2006 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2006 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents included in this report

1. Financial Statements

The following financial statements and notes thereto of the Company are included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2006, which is incorporated herein by reference.

Consolidated Balance Sheets — March 31, 2006 and 2005

Consolidated Statements of Earnings — Years ended March 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity — Years end March 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows — Years ended March 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements — March 31, 2006

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

3. Exhibits

Exhibit
No.		Description

3.1		— Articles of Incorporation of the Company, as amended (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1982).
3.2
— Articles of Amendment to the Articles of Incorporation of the Company, as filed with the Texas Secretary of State on September 22, 1987 (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1988).

3.3		— Amended and Restated By-laws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006).
4.1		— Reference is made to Exhibits 10.2, 10.5, 10.6, 10.8, 10.10, 10.11, 10.13 and 10.14 described in this Item 15(a).
*10	.1
— Friedman Industries, Incorporated 1989 Incentive Stock Option Plan (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991).

10.2
— Amended and Restated Letter Agreement dated April 1, 1995, between the Company and Texas Commerce Bank National Association (“TCB”) regarding an $8,000,000 revolving line of credit (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

10.3
— Lease Agreement between Judson Plaza, Inc. and the Company dated March 16, 1996, regarding the lease of office space (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1996).

*10	.4	— Friedman Industries, Incorporated 1996 Stock Option Plan (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1997).

Exhibit
No.		Description

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

*10	.7
— First Amendment to the Friedman Industries, Incorporated 1989 Incentive Stock Option Plan (filed as an exhibit to and incorporated by reference from the Company’s Report on Form 10-Q for the three months ended September 30, 1997).

10.8
— Third Amendment to the Amended and Restated Letter Agreement dated April 1, 1999 between the Company and Chase Bank of Texas (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 1999).

10.9
— Addendum to Lease Agreement between Judson Plaza, Inc. and the Company dated April 12, 2001 (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 2001).

10.10
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

10.12
— Agreement dated December 13, 2004, by and between Harold Friedman and the Company (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 13, 2004).

10.13
— Sixth Amendment to the Amended and Restated Letter Agreement dated effective as of April 1, 2005 (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 2005).

10.14
— Revolving Promissory Note dated April 1, 2005 between the Company and J.P. Morgan Chase Bank (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 2005).

10.15
— Stock Purchase Agreement dated February 8, 2006, by and between Jack Friedman and the Company (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 8, 2006).

10.16		— Resignation of Jack Friedman from the Company on February 8, 2006 (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed on February 8, 2006).
**13	.1	— The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2006.
**14	.1	— Friedman Industries, Incorporated Code of Conduct and Ethics.
**21	.1	— List of Subsidiaries.
**23	.1	— Consent of Independent Registered Public Accounting Firm.
**31	.1	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.

Exhibit
No.		Description

**31	.2	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.
**32	.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.
**32	.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.

*	Management contract or compensation plan.

**	Filed herewith.

Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Benny Harper, Senior Vice President — Finance, Friedman Industries, Incorporated, P. O. Box 21147, Houston, Texas 77226.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, and State of Texas, this 27th day of June, 2006.

FRIEDMAN INDUSTRIES, INCORPORATED

By:	/s/ William E. Crow
William E. Crow
Chief Executive Officer,
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of Friedman Industries, Incorporated in the City of Houston, and State of Texas.

Signature	Title	Date

/s/ WILLIAM E. CROW William E. Crow	Chief Executive Officer, President and Chief Operating Officer and Director (Principal Executive Officer)	June 27, 2006

/s/ BENNY B. HARPER Benny B. Harper	Senior Vice President — Finance Secretary/Treasurer (Principal Financial and Accounting Officer)	June 27, 2006

/s/ HAROLD FRIEDMAN Harold Friedman	Director	June 27, 2006

/s/ JACK FRIEDMAN Jack Friedman	Director	June 27, 2006

/s/ CHARLES W. HALL Charles W. Hall	Director	June 27, 2006

/s/ ALAN M. RAUCH Alan M. Rauch	Director	June 27, 2006

/s/ HERSHEL M. RICH Hershel M. Rich	Director	June 27, 2006

/s/ KIRK K. WEAVER Kirk K. Weaver	Director	June 27, 2006

/s/ JOE L. WILLIAMS Joe L. Williams	Director	June 27, 2006

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FRIEDMAN INDUSTRIES, INCORPORATED

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other Accounts —	Deductions —	Balance at
Description	of Period	Expenses	Describe(A)	Describe(B)	End of Period

Year ended March 31, 2006
Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$37,276	$611	$928,683	$929,294	$37,276

Year ended March 31, 2005
Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$44,776	$166,201	$808,775	$982,476	$37,276

Year ended March 31, 2004
Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$7,276	$188,508	$537,205	$688,213	$44,776

(A)	Cash discounts allowed on sales and charged against revenue.

(B)	Accounts receivable written off and cash discounts allowed on sales.

S-1

EXHIBIT INDEX

Exhibit
No.		Description

3.1		— Articles of Incorporation of the Company, as amended (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1982).
3.2
— Articles of Amendment to the Articles of Incorporation of the Company, as filed with the Texas Secretary of State on September 22, 1987 (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1988).

3.3		— Amended and Restated By-laws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006).
4.1		— Reference is made to Exhibits 10.2, 10.5, 10.6, 10.8, 10.10, 10.11, 10.13 and 10.14 described in this Item 15(a).
*10	.1
— Friedman Industries, Incorporated 1989 Incentive Stock Option Plan (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991).

10.2
— Amended and Restated Letter Agreement dated April 1, 1995, between the Company and Texas Commerce Bank National Association (“TCB”) regarding an $8,000,000 revolving line of credit (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

10.3
— Lease Agreement between Judson Plaza, Inc. and the Company dated March 16, 1996, regarding the lease of office space (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1996).

*10	.4	— Friedman Industries, Incorporated 1996 Stock Option Plan (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1997).
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

*10	.7
— First Amendment to the Friedman Industries, Incorporated 1989 Incentive Stock Option Plan (filed as an exhibit to and incorporated by reference from the Company’s Report on Form 10-Q for the three months ended September 30, 1997).

10.8
— Third Amendment to the Amended and Restated Letter Agreement dated April 1, 1999 between the Company and Chase Bank of Texas (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 1999).

10.9
— Addendum to Lease Agreement between Judson Plaza, Inc. and the Company dated April 12, 2001 (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 2001).

10.10
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

10.12
— Agreement dated December 13, 2004, by and between Harold Friedman and the Company (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 13, 2004).

Exhibit
No.		Description

10.13
— Sixth Amendment to the Amended and Restated Letter Agreement dated effective as of April 1, 2005 (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 2005).

10.14
— Revolving Promissory Note dated April 1, 2005 between the Company and J.P. Morgan Chase Bank (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 2005).

10.15
— Stock Purchase Agreement dated February 8, 2006, by and between Jack Friedman and the Company (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 8, 2006).

10.16		— Resignation of Jack Friedman from the Company on February 8, 2006 (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed on February 8, 2006).
**13	.1	— The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2006.
**14	.1	— Friedman Industries, Incorporated Code of Conduct and Ethics.
**21	.1	— List of Subsidiaries.
**23	.1	— Consent of Independent Registered Public Accounting Firm.
**31	.1	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.
**31	.2	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.
**32	.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.
**32	.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.

*	Management contract or compensation plan.

**	Filed herewith.

Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Benny Harper, Senior Vice President — Finance, Friedman Industries, Incorporated, P. O. Box 21147, Houston, Texas 77226.