Form 10-Q
period 2006-06-30
FRIEDMAN INDUSTRIES INC
filed 2006-08-14
CIK 39092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	74-1504405 (I.R.S. Employer Identification Number)

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

     At June 30, 2006, the number of shares outstanding of the issuer’s only class of stock was 6,666,626 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2006	MARCH 31, 2006
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$715,397	$1,982,526
Accounts receivable, net of allowances for bad debts and cash discounts of $37,276 at June 30 and March 31, 2006	19,176,123	17,494,313
Inventories	25,234,081	27,956,921
Other	25,360	117,243

TOTAL CURRENT ASSETS	45,150,961	47,551,003
PROPERTY, PLANT AND EQUIPMENT:
Land	1,118,273	486,653
Buildings and yard improvements	4,106,153	4,088,149
Machinery and equipment	21,653,269	20,852,126
Less accumulated depreciation	(17,890,866)	(17,653,265)

	8,986,829	7,773,663
OTHER ASSETS:
Cash value of officers’ life insurance	618,617	606,223
Deferred tax asset	48,213	—

TOTAL ASSETS	$54,804,620	$55,930,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,040,448	$16,713,944
Income taxes payable	1,074,888	143,196
Deferred credit for LIFO replacement	125,275	—
Dividends payable	533,330	533,330
Contribution to profit sharing plan	67,500	256,000
Employee compensation and related expenses	796,428	736,723

TOTAL CURRENT LIABILITIES	15,637,869	18,383,193
DEFERRED INCOME TAXES	—	4,618
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	457,605	445,743
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,842,342 at June 30, 2006 and March 31, 2006	7,842,342	7,842,342
Additional paid-in capital	28,663,814	28,663,814
Treasury stock at cost (1,175,716 shares at June 30, 2006 and March 31, 2006)	(5,475,964)	(5,475,964)
Retained earnings	7,678,954	6,067,143

TOTAL STOCKHOLDERS’ EQUITY	38,709,146	37,097,335

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,804,620	$55,930,889

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,

	2006	2005

Net sales	$52,623,730	$46,057,585
Costs and expenses
Costs of goods sold	47,747,054	42,944,172
General, selling and administrative costs	1,574,457	1,344,980

	49,321,511	44,289,152
Interest and other income	(57,448)	(45,535)

Earnings before income taxes	3,359,667	1,813,968
Provision (benefit) for income taxes:
Current	1,267,357	701,633
Deferred	(52,831)	(18,432)

	1,214,526	683,201

Net earnings	$2,145,141	$1,130,767

Average number of common shares outstanding:
Basic	6,666,626	7,139,747
Diluted	6,766,927	7,278,541
Net earnings per share:
Basic	$0.32	$0.16
Diluted	$0.32	$0.16
Cash dividends declared per common share	$0.08	$0.08

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,

	2006	2005

OPERATING ACTIVITIES
Net earnings	$2,145,141	$1,130,767
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	237,600	231,000
Provision (benefit) for deferred taxes	(52,831)	(18,432)
Change in post retirement benefits	11,862	11,325
Decrease (increase) in operating assets:
Accounts receivable	(1,681,810)	2,421,009
Inventories	2,722,840	3,036,263
Prepaid federal income taxes	—	600,948
Other current assets	91,883	105,059
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(3,673,496)	(1,056,098)
Contribution to profit-sharing plan payable	(188,500)	(202,000)
Employee compensation and related expenses	59,705	(74,417)
Federal income taxes payable	931,692	—
Deferred credit for LIFO replacement	125,275	—

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	729,361	6,185,424
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,450,766)	(51,868)
Decrease (increase) in cash surrender value of officers’ life insurance	(12,394)	(9,056)

NET CASH USED IN INVESTING ACTIVITIES	(1,463,160)	(60,924)
FINANCING ACTIVITIES
Cash dividends paid	(533,330)	(571,180)
Principal payments on notes payable	—	(2,897)

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(533,330)	(574,077)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,267,129)	5,550,423
Cash and cash equivalents at beginning of period	1,982,526	205,375

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$715,397	$5,755,798

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED
THREE MONTHS ENDED JUNE 30, 2006

NOTE A — BASIS OF PRESENTATION

     The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended March 31, 2006.

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

     During the quarter ended June 30, 2006, LIFO inventories were reduced but are expected to be replaced by March 31, 2007. A deferred credit of $125,275 was recorded at June 30, 2006 to reflect replacement costs in excess of LIFO cost.

     A summary of inventory values follows:

	June 30,	March 31,
	2006	2006

Prime Coil Inventory	$9,333,379	$10,525,848
Non-Standard Coil Inventory	1,926,724	788,266
Tubular Raw Material	4,318,916	3,889,206
Tubular Finished Goods	9,655,062	12,753,601

	$25,234,081	$27,956,921

NOTE C — LONG-TERM DEBT

     The Company has a $6 million revolving credit facility which expires April 1, 2008. There were no amounts outstanding pursuant to the facility at June 30, 2006 and March 31, 2006.

NOTE D — STOCK BASED COMPENSATION

     The Company followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), for its employee stock options through March 31, 2006. Under APB 25, because the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized.

     If the Company had applied the fair value recognition provisions of Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation for each of the quarters ended June 30, 2006 and June 30, 2005, net income and earnings per common share would be the same as reported income and earnings per common share as no options were granted in the quarter ended June 30, 2006 or June 30, 2005.

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted SFAS 123(R) effective April 1, 2006. SFAS 123(R) permits adoption using one of two methods, a modified prospective method (“Prospective Method”) or a modified retrospective method (“Retrospective Method”). With the Prospective Method, costs are recognized beginning with the effective date based on the requirements of SFAS 123(R) for (i) all share-based payments granted after the effective date of SFAS 123(R), and (ii) all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The Retrospective Method applies the requirements of the Prospective Method but further permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures. The Company adopted the Prospective Method on April 1, 2006 and there was no impact on the financial statements as all of the options were vested as of April 1, 2006.

     Under the Company’s 1989 and 1996 Stock Option Plans, options were granted to certain officers and key employees to purchase common stock of the Company. Pursuant to the terms of the plans, no additional options may be granted. All options have ten-year terms and become fully exercisable at the end of six months of continued employment. The following is a summary of activity relative to options outstanding during each of the quarters ended June 30:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of quarter	137,212	$2.35	224,718	$2.62
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	(2,894)	$3.13	(10,979)	$2.40

Outstanding at end of quarter	134,318	$2.33	213,739	$2.63

Exercisable at the end of the quarter	134,318	$2.33	213,739	$2.63

Weighted average fair value of options granted during the quarter		—		—
Outstanding and exercisable stock options at June 30, 2006, were as follows:

		Outstanding		Exercisable
	Weighted		Weighted		Weighted
	Average		Average		Average
Range of	Remaining		Exercise		Exercise
Exercise Price	Years	Shares	Price	Shares	Price
$2.33	6.5	134,318	$2.33	134,318	$2.33

The aggregate intrinsic value of exercisable and outstanding options at June 30, 2006 was $902,617.

NOTE E — NEW ACCOUNTING PRONOUNCEMENTS

     FASB issued Statement Financial Accounting Standards No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, (“SFAS 151”) regarding current period expenses generated from abnormal inventory costs associated with idle facility expense, freight, handling costs and spoilage. Effective in fiscal 2007, SFAS 151 will be applicable to the Company. SFAS 151 did not have a material impact in the quarter ended June 30, 2006 and the Company does not expect that the adoption of SFAS 151 will have a material impact in future periods.

     See also note D regarding the adoption of SFAS 123(R).

NOTE F — SEGMENT INFORMATION

	THREE MONTHS ENDED
	JUNE 30,

	2006	2005

Net sales
Coil	$27,885	$23,051
Tubular	24,739	23,007

Total net sales	$52,624	$46,058

Operating profit
Coil	$1,552	$878
Tubular	2,786	1,734

Total operating profit	4,338	2,612
Corporate expenses	1,035	844
Interest & other income	(57)	(46)

Total earnings before taxes	$3,360	$1,814

	June 30, 2006	March 31, 2006

Segment assets
Coil	$25,746	$24,528
Tubular	27,578	28,684

	53,324	53,212
Corporate assets	1,481	2,719

	$54,805	$55,931

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

During the three months ended June 30, 2006, sales, costs of goods sold and gross profit increased $6,566,145, $4,802,882 and $1,763,263, respectively, from the comparable amounts recorded during the three months ended June 30, 2005. These increases were related primarily to an increase in tons sold. The Company recorded tons sold of approximately 70,000 tons in the 2005 quarter compared to approximately 81,000 tons in the 2006 quarter. Average per ton selling prices declined approximately $15 per ton and had the effect of partially offsetting the above increase in sales relative to tons sold. Gross profit benefited from the increase in sales as well as an increase in margins earned on sales. Gross profit as a percentage of sales increased from approximately 6.8% in the 2005 quarter to approximately 9.3% in the 2006 quarter. During the 2006 quarter, the Company continued to experience strong market conditions for its products.

Coil product segment sales increased approximately $4,834,000 during the 2006 quarter. This increase resulted primarily from an increase in tons sold as coil tonnage shipped increased from approximately 34,000 tons in the 2005 quarter to approximately 41,000 tons in the 2006 quarter. The average per ton selling price was approximately the same for both quarters. Coil operating profit as a percentage of coil segment sales increased from approximately 3.8% in the 2005 quarter to 5.6% in the 2006 quarter. The Company experienced strong market conditions for coil products during the 2006 quarter.

In the 2006 quarter, the Company’s Lone Star, Texas coil facility (“LSCF”) continued to experience a lack of supply of coil products from its primary coil supplier, Lone Star Steel Company (“LSS”). In fiscal 2006, the Company decided to phase out LSCF in fiscal 2007 and redeploy certain LSCF assets to a new coil operation to be located in close proximity to the Nucor Steel Company steel mill in Decatur, Alabama. LSCF, which produced a marginal profit in the 2006 quarter, accounted for approximately 3% of total sales in the 2006 quarter.

During the 2006 quarter, the Company’s XSCP division located at Hickman, Arkansas, which markets non-standard coils received from Nucor Steel Company (“NSC”), continued to receive limited shipments of non-standard coils from NSC and the Company expects these limited shipments to continue. XSCP operating assets, when not used by XSCP, can be used at the Company’s Hickman coil facility (“Hickman”).

The Company is primarily dependent on NSC for its supply of coil inventory. NSC continues to supply Hickman and XSCP with steel coils in amounts that are adequate for the Company’s purposes. While current levels are adequate to sustain the Company’s operations at Hickman and XSCP, a reduction in the supply of steel coils could have an adverse effect on the Company’s coil operations.

Tubular product segment sales increased approximately $1,732,000 during the 2006 quarter. This increase resulted from an increase in tons sold from approximately 36,000 tons sold in the 2005 quarter compared to approximately 40,000 tons sold in the 2006 quarter. The increase in sales related to tons sold was partially offset by a decline of approximately $25 in the average per ton selling price of pipe products. Tubular product segment operating profits as a percentage of segment sales were approximately 7.5% and 11.3% in the 2005 and 2006 quarters, respectively. The Company continued to experience strong market conditions for its pipe products in the 2006 quarter.

During the 2006 quarter, LSS, the Company’s primary supplier of tubular products and coil material used in pipe manufacturing, continued to supply such products in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from LSS.

During the 2006 quarter, general, selling and administrative costs increased $229,477 from the amount recorded during the 2005 quarter. This increase was related primarily to increases in commissions and bonuses associated with the increase in earnings and volume.

Income taxes increased $531,325 from the comparable amount recorded during the 2005 quarter. This increase was primarily related to the increase in earnings before taxes. Effective tax rates were 36.2% and 37.7% in the 2006 and 2005 quarters, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

      The Company remained in a strong, liquid position at June 30, 2006. Current ratios were 2.9 and 2.6 at June 30, 2006 and March 31, 2006, respectively. Working capital was $29,513,092 at June 30, 2006 and $29,167,810 at March 31, 2006.

      During the three months ended June 30, 2006, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in current assets and liabilities during the 2006 quarter were related primarily to the ordinary course of business of the Company. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

      During the quarter ended June 30, 2006, the Company purchased approximately $1,451,000 in fixed assets. These assets were related primarily to improvements to the small diameter pipe mill which began operation at Lone Star, Texas in April 2004 and land and equipment associated with the new coil operation to be located in Decatur, Alabama. In connection with this planned new operation, the Company intends to phase out its coil processing operations at Lone Star, Texas in fiscal 2007. At the Decatur site, the Company intends to construct a coil processing facility using, in part, assets currently used at its Lone Star facility. The Company expects that the Decatur processing facility will initially operate a hot roll steel temper mill and a hot roll steel cut-to-length and leveling line. The Company expects that the Decatur facility will commence operations in fiscal 2008. In addition to the funds to be used to purchase the real property in Alabama, the Company’s Board of Directors has authorized up to an additional $16 million to be used for capital expenditures and working capital related to the acquisition improvement of the Decatur facility.

      The Company has entered into an earnest money contract for the sale of the real property owned by the Company in Houston, Texas. The closing is subject to standard conditions, including inspections and feasibility studies. The Company anticipates closing on the sale in August 2006. Following the closing, the Company plans to lease the office building located on the Houston property and to maintain its corporate office at such location.

      The Company has an arrangement with a bank which provides for a revolving line of credit facility (the “revolving facility”). Pursuant to the revolving facility, which expires April 1, 2008, the Company may borrow up to $6 million at the bank’s prime rate or 1.5% over LIBOR. The Company uses the revolving facility to support cash flow and will borrow and repay the note as working capital is required. At June 30, 2006 and March 31, 2006, the Company had no borrowings outstanding under the revolving facility.

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

Item 4. Controls and Procedures

      The Company’s management, with the participation of the Company’s principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended June 30, 2006. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2006 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

      There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended June 30, 2006

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

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
Date August 14, 2006
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