Form 10-Q
period 2006-09-30
FRIEDMAN INDUSTRIES INC
filed 2006-11-14
CIK 39092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	74-1504405 (I.R.S. Employer Identification Number)

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

     At September 30, 2006, the number of shares outstanding of the issuer’s only class of stock was 6,666,626 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2006	MARCH 31, 2006
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,132,198	$1,982,526
Accounts receivable, net of allowances for bad debts and cash discounts of $37,276 at September 30 and March 31, 2006	18,221,454	17,494,313
Inventories	26,895,802	27,956,921
Other	377,933	117,243

TOTAL CURRENT ASSETS	49,627,387	47,551,003
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	486,653
Buildings and yard improvements	4,183,601	4,088,149
Machinery and equipment	22,328,096	20,852,126
Less accumulated depreciation	(17,435,508)	(17,653,265)

	10,158,520	7,773,663
OTHER ASSETS:
Cash value of officers’ life insurance	631,011	606,223

TOTAL ASSETS	$60,416,918	$55,930,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,592,532	$16,713,944
Income taxes payable	—	143,196
Deferred credit for LIFO replacement	271,403	—
Dividends payable	533,330	533,330
Contribution to profit sharing plan	135,000	256,000
Employee compensation and related expenses	790,698	736,723

TOTAL CURRENT LIABILITIES	19,322,963	18,383,193
DEFERRED INCOME TAXES	126,927	4,618
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	469,467	445,743
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,842,342 at September 30, 2006 and March 31, 2006	7,842,342	7,842,342
Additional paid-in capital	28,717,696	28,663,814
Treasury stock at cost (1,175,716 shares at September 30, 2006 and March 31, 2006)	(5,475,964)	(5,475,964)
Retained earnings	9,413,487	6,067,143

TOTAL STOCKHOLDERS’ EQUITY	40,497,561	37,097,335

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,416,918	$55,930,889

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	Three Months Ended September 30,		Six Months Ended September 30,

	2006	2005	2006	2005

Net sales	$51,629,944	$42,730,045	$104,253,674	$88,787,630
Costs and expenses
Costs of goods sold	48,223,703	38,990,994	95,970,757	81,935,166
General, selling and administrative costs	1,306,226	1,249,705	2,880,683	2,594,685
Gain on sale of assets	(1,312,839)	—	(1,312,839)	—

	48,217,090	40,240,699	97,538,601	84,529,851
Interest and other income	(66,335)	(49,372)	(123,783)	(94,907)

Earnings before income taxes	3,479,189	2,538,718	6,838,856	4,352,686
Provision (benefit) for income taxes:
Current	1,036,186	973,535	2,303,543	1,675,168
Deferred	175,140	(3,924)	122,309	(22,356)

	1,211,326	969,611	2,425,852	1,652,812

Net earnings	$2,267,863	$1,569,107	$4,413,004	$2,699,874

Average number of common shares outstanding:
Basic	6,666,626	7,139,747	6,666,626	7,139,747
Diluted	6,763,464	7,276,483	6,765,259	7,277,526
Net earnings per share:
Basic	$0.34	$0.22	$0.66	$0.38
Diluted	$0.34	$0.22	$0.65	$0.37
Cash dividends declared per common share	$0.08	$0.08	$0.16	$0.16

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended September 30,

	2006	2005

OPERATING ACTIVITIES
Net earnings	$4,413,004	$2,699,874
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	475,201	462,000
Provision (benefit) for deferred taxes	122,309	(22,356)
Provision for postretirement benefits	23,724	22,652
Gain on sale of assets	(1,312,839)	—
Decrease (increase) in operating assets:
Accounts receivable	(727,141)	397,630
Prepaid federal income taxes	—	892,104
Inventories	1,061,119	2,157,920
Other	(260,690)	(108,704)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	878,588	(909,355)
Contribution to profit-sharing plan payable	(121,000)	(130,000)
Employee compensation and related expenses	53,974	27,138
Income taxes payable	(143,196)	446,096
Deferred credit for LIFO replacement	271,403	—

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	4,734,456	5,934,999
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,935,538)	(443,572)
(Increase) decrease in cash value of officers’ life insurance	(24,788)	(18,112)
Proceeds from the sale of assets	1,388,318	—

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(1,572,008)	(461,684)
FINANCING ACTIVITIES
Cash dividends paid	(1,066,660)	(1,142,360)
Principal payments on notes payable	—	(2,897)
Tax benefit related to stock options	53,884	—

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(1,012,776)	(1,145,257)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,149,672	4,328,058
Cash and cash equivalents at beginning of period	1,982,526	205,375

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,132,198	$4,533,433

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED
THREE MONTHS ENDED SEPTEMBER 30, 2006

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

     During the quarter ended September 30, 2006, LIFO inventories were reduced but are expected to be replaced by March 31, 2007. A deferred credit of $271,403 was recorded at September 30, 2006 to reflect replacement costs in excess of LIFO cost.

     A summary of inventory values follows:

	September 30,	March 31,
	2006	2006

Prime Coil Inventory	$8,410,897	$10,525,848
Non-Standard Coil Inventory	1,000,714	788,266
Tubular Raw Material	8,112,186	3,889,206
Tubular Finished Goods	9,372,005	12,753,601

	$26,895,802	$27,956,921

NOTE C — LONG-TERM DEBT

     The Company has a $6 million revolving credit facility which expires April 1, 2008. There were no amounts outstanding pursuant to the facility at September 30, 2006 and March 31, 2006.

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

     If the Company had applied the fair value recognition provisions of Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for each of the periods ended September 30, 2006 and September 30, 2005, net income and earnings per common share would be the same as reported income and earnings per common share as no options were granted or unvested in the six months ended September 30, 2006 or September 30, 2005.

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
     Under the Company’s 1989 and 1996 Stock Option Plans, options were granted to certain officers and key employees to purchase common stock of the Company. Pursuant to the terms of the plans, no additional options may be granted. All options have ten-year terms and become fully exercisable at the end of six months of continued employment. The following is a summary of activity relative to options outstanding during each of the periods ended September 30:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	137,212	$2.35	224,718	$2.62
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	(2,894)	$3.13	(10,979)	$2.40

Outstanding at end of period	134,318	$2.33	213,739	$2.63

Exercisable at the end of the period	134,318	$2.33	213,739	$2.63

Weighted average fair value of options granted during the period		N/A		N/A
Outstanding and exercisable stock options at September 30, 2006, were as follows:

		Outstanding		Exercisable
	Weighted		Weighted		Weighted
	Average		Average		Average
Range of	Remaining		Exercise		Exercise
Exercise Price	Years	Shares	Price	Shares	Price
$2.33	6.2	134,318	$2.33	134,318	$2.33

The aggregate intrinsic value of exercisable and outstanding options at September 30, 2006 was $811,281.

NOTE E — NEW ACCOUNTING PRONOUNCEMENTS

     The FASB issued Statement Financial Accounting Standards No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, (“SFAS 151”) regarding current period expenses generated from abnormal inventory costs associated with idle facility expense, freight, handling costs and spoilage. Effective in fiscal 2007, SFAS 151 will be applicable to the Company. SFAS 151 did not have a material impact in the period ended September 30, 2006 and the Company does not expect that the adoption of SFAS 151 will have a material impact in future periods.

     See also note D regarding the adoption of SFAS 123(R).

NOTE F — SEGMENT INFORMATION

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Net sales
Coil	$26,806	$21,548	$54,691	$44,599
Tubular	24,824	21,182	49,563	44,189

Total net sales	$51,630	$42,730	$104,254	$88,788

Operating profit
Coil	$505	$1,509	$2,057	$2,387
Tubular	2,202	1,650	4,988	3,384

Total operating profit	2,707	3,159	7,045	5,771
Corporate expenses	608	669	1,643	1,513
Gain on sale of assets	(1,313)	—	(1,313)	—
Interest & other income	(67)	(49)	(124)	(95)

Total earnings before taxes	$3,479	$2,539	$6,839	$4,353

	September 30, 2006	March 31, 2006

Segment assets
Coil	$24,178	$24,528
Tubular	31,376	28,684

	55,554	53,212
Corporate assets	4,863	2,719

	$60,417	$55,931

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

NOTE G — SALE OF ASSETS

     In September 2006, the Company closed on the sale of real property owned by the Company in Houston, Texas. This sale resulted in a before tax gain of $1,312,839. The proceeds from the sale of this property were used to purchase and improve real property associated with the new coil facility to be located in Decatur, Alabama.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

During the six months ended September 30, 2006, sales, costs of goods sold and gross profit increased $15,466,044, $14,035,591 and $1,430,453, respectively, from the comparable amounts recorded during the six months ended September 30, 2005. The increase in sales was related to an increase in tons sold as well as an increase in the average per ton selling price. Tons shipped increased from approximately 143,000 tons in the 2005 period to 157,000 tons in the 2006 period as the average per ton selling price increased from approximately $620 per ton in the 2005 period to approximately $664 per ton in the 2006 period. The increase in costs of goods sold was primarily related to the increase in sales. Average per ton costs of goods sold increased from approximately $572 in the 2005 period to $611 in the 2006 period. Gross profit as a percentage of sales remained approximately the same at approximately 7.7% and 7.9% in the 2005 and 2006 periods, respectively.

Coil product segment sales increased approximately $10,092,000 during the 2006 period. This segment experienced increases in both tons sold and average selling prices. Tons of coil products sold increased from approximately 71,000 tons in the 2005 period to 78,000 tons in the 2006 period while the average per ton selling price increased from approximately $631 per ton to approximately $700 per ton. Coil operating profit decreased approximately $330,000 as increased costs of material could not be passed along in total to customers in the short term. Coil operating profit as a percentage of coil segment sales decreased from approximately 5.4% in the 2005 period to 3.8% in the 2006 period.

In the 2006 period, the Company phased out its Lone Star coil facility located in Lone Star, Texas ("LSCF"). LSCF accounted for approximately 1% of total sales and generated a loss of approximately $8,000 in the 2006 period. Certain LSCF assets will be redeployed to the Company’s new coil operation to be located in Decatur, Alabama.

The Company is dependent on Nucor Steel Company ("NSC") for its supply of coil inventory. In the 2006 period, NSC continued to supply steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC.

Tubular product segment sales increased approximately $5,374,000 during the 2006 period. This increase was primarily related to an increase in tons shipped in the 2006 period. Tons shipped increased from approximately 73,000 tons in the 2005 period to 79,000 tons in the 2006 period. Tubular product segment operating profits as a percentage of segment sales were approximately 10.1% and 7.6% in the 2006 and 2005 periods, respectively. The Company experienced somewhat improved market conditions for its pipe products in the 2006 period as compared to conditions in the 2005 period.

During the 2006 period, Lone Star Steel Company ("LSS"), the Company’s primary supplier of tubular products and coil material used in pipe manufacturing, continued to supply such products in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from LSS.

During the 2006 period, general, selling and administrative costs increased $285,998 from the amount recorded during the 2005 period. This increase was related primarily to increases in commissions and bonuses associated with the increase in earnings and volume.

In September 2006, the Company sold the real property owned by the Company in Houston, Texas. This sale resulted in a before tax gain of $1,312,839. Proceeds received from the sale were used to purchase and improve real property associated with the Company’s new coil operation to be located in Decatur, Alabama. The Company signed a 12 month rental agreement to rent corporate office space at this location for $1,400 per month.

Interest and other income increased $28,876 from the comparable amount recorded in the 2005 period. This increase was associated primarily with an increase in the average interest rates paid on invested cash positions in the 2006 period.

Federal income taxes increased $773,040 from the comparable amount recorded during the 2005 period. This increase was primarily related to the increase in earnings before taxes. Effective tax rates were 38.0% and 35.5% in the 2005 and 2006 periods, respectively. In the 2006 period, the Company benefited from a reduction in state taxes and from a tax decrease associated with manufacturing companies.

    Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

During the three months ended September 30, 2006, sales and costs of goods sold increased $8,899,899 and $9,232,709, respectively, and gross profit decreased $332,810, from the comparable amounts recorded during the three months ended September 30, 2005. The increase in sales was related primarily to an increase in the average selling price per ton as the average increased from approximately $579 per ton in the 2005 quarter to $682 per ton in the 2006 quarter. In the 2005 quarter, the Company sold approximately 74,000 tons compared to approximately 76,000 tons in the 2006 quarter. The increase in costs of goods sold was primarily related to increased material costs. The average per ton cost of goods increased from approximately $529 in the 2005 quarter to $637 in the 2006 quarter. The decrease in gross profit resulted primarily from a reduction in margins earned on sales as average selling prices increased at a lower rate than did the average cost of material. The Company could not pass along all of the increased material costs to customers in the short term. Gross profit as a percentage of sales declined from approximately 8.8% in the 2005 quarter to approximately 6.6% in the 2006 quarter.

Coil product segment sales increased approximately $5,258,000 during the 2006 quarter. This increase was related primarily to an increase in average selling prices which increased from approximately $586 per ton in the 2005 quarter to $731 per ton in the 2006 quarter. The Company sold approximately 37,000 tons of coil products in both the 2005 and 2006 quarters. Coil operating profit decreased approximately $1,004,000 from the amount recorded in the 2005 quarter. Coil operations were adversely affected by an increase in the cost of material that could not be passed along to customers in the short term. Coil operating profits as a percentage of sales were approximately 7.0% and 1.9% in the 2005 and 2006 quarters, respectively.

Tubular product segment sales increased approximately $3,642,000 during the 2006 quarter. This increase was related primarily to an increase in the average per ton selling price which increased from approximately $572 per ton in the 2005 quarter to $636 per ton in the 2006 quarter. In addition, tons sold increased from approximately 37,000 tons in the 2005 quarter to 39,000 tons in the 2006 quarter. Tubular product segment operating profits as a percentage of segment sales were approximately 7.8% and 8.9% in the 2005 and 2006 quarters, respectively. The Company experienced somewhat improved market conditions for its pipe products in the 2006 quarter as compared to conditions in the 2005 quarter.

In September 2006, the Company sold the real property owned by the Company in Houston, Texas. This sale resulted in a before tax gain of $1,312,839. Proceeds received from the sale were used to purchase and improve real property associated with the Company’s new coil operation to be located in Decatur, Alabama. The Company signed a 12 month rental agreement to rent corporate office space at this location for $1,400 per month.

Interest and other income increased $16,963 from the comparable amount recorded in the 2005 quarter. This increase was associated primarily with an increase in the average interest rates paid on invested cash positions in the 2006 quarter.

Federal income taxes increased $241,715 from the comparable amount recorded during the 2005 quarter. This increase was primarily related to the increase in earnings before taxes. Effective tax rates were 38.2% and 34.8% in the 2005 and 2006 quarters, respectively. In the 2006 quarter, the Company benefited from a reduction in state taxes and from a tax decrease associated with manufacturing companies.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
      The Company remained in a strong, liquid position at September 30, 2006. Current ratios were 2.6 at both September 30, 2006 and March 31, 2006. Working capital was $30,304,424 at September 30, 2006 and $29,167,810 at March 31, 2006.
      During the six months ended September 30, 2006, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in current assets and liabilities during the 2006 period were related primarily to the ordinary course of business of the Company. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.
      During the six months ended September 30, 2006, the Company purchased approximately $2,936,000 in fixed assets. These assets were related primarily to improvements to the small diameter pipe mill which began operations at Lone Star, Texas in April 2004 and to land, land improvements and equipment associated with the new coil operation to be located in Decatur, Alabama. In connection with this planned new operation, the Company phased out LSCF in the six months ended September 30, 2006. At the Decatur site, the Company intends to construct a coil processing facility using, in part, assets used at its Lone Star facility. The Company expects that the Decatur processing facility will initially operate a hot roll steel temper mill and a hot roll steel cut-to-length and leveling line. The Company expects that the Decatur facility will commence operations in fiscal 2008. In addition to the funds to be used to purchase the real property in Alabama, the Company’s Board of Directors has authorized up to an additional $16 million to be used for capital expenditures and working capital related to the acquisition and improvement of the Decatur facility.
      In September 2006, the Company sold the real property owned by the Company in Houston, Texas. This sale resulted in a before tax gain of $1,312,839. The proceeds of the sale were used to purchase and improve real property associated with the new coil operation to be located in Decatur, Alabama. The Company signed a 12 month rental agreement to rent corporate office space at this location for $1,400 per month.
      The Company has an arrangement with a bank which provides for a revolving line of credit facility (the “revolving facility”). Pursuant to the revolving facility, which expires April 1, 2008, the Company may borrow up to $6 million at the bank’s prime rate or 1.5% over LIBOR. The Company uses the revolving facility to support cash flow and will borrow and repay the note as working capital is required. At September 30, 2006 and March 31, 2006, the Company had no borrowings outstanding under the revolving facility.
      The Company has in the past and may in the future borrow funds on a term basis to build or improve facilities. The Company currently has no plans to borrow funds on a term basis.
      Notwithstanding the current market conditions, the Company believes its cash flows from operations and borrowing capability under its revolving facility are adequate to fund its expected cash requirements for the next 24 months.
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
FORWARD-LOOKING STATEMENTS
      From time to time, the Company may make certain statements that contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1996) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future results of operations, future production capacity, product quality and proposed expansion plans. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company’s filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934. Actual results and trends in the future may differ materially depending on a variety of factors including but not limited to changes in the demand and prices of the Company’s products, changes in the demand for steel and steel products in general and the Company’s success in executing its internal operating plans, including any proposed expansion plans.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
      In the normal course of business the Company is exposed to market risks primarily from changes in the cost of steel in inventory and in interest rates. The Company closely monitors exposure to market risks and develops appropriate strategies to manage risk. With respect to steel purchases, there is no recognized market to purchase derivative financial instruments to reduce the inventory exposure risk on changing commodity prices. The exposure to market risk associated with interest rates relates primarily to debt. Recent debt balances are minimal and, as a result, direct exposure to interest rate changes is not significant.
Item 4. Controls and Procedures
      The Company’s management, with the participation of the Company’s principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended September 30, 2006. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2006 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
      There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended September 30, 2006

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 1A. Risk Factors

      Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a). Not applicable

b). Not applicable

c). Not applicable

Item 3. Defaults Upon Senior Securities

a). Not applicable

b). Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held on September 7, 2006, the Company’s shareholders elected eight directors to the Company’s Board of Directors. The number of shares voted for and withheld with respect to the election of each director was as follows:

Name	Shares Voted For	Shares Withheld
Jack Friedman	5,530,775	708,881
Harold Friedman	5,595,829	643,827
William E. Crow	5,599,357	640,299
Charles W. Hall	5,491,963	747,693
Alan M. Rauch	6,014,077	225,579
Hershel M. Rich	6,097,159	142,497
Kirk K. Weaver	6,097,389	142,267
Joe L. Williams	5,589,672	649,984

Item 5. Other Information

      Not applicable

Item 6. Exhibits

a).	Exhibits

31.1 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

31.2 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

32.1 —	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

32.2 —	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED
Date November 14, 2006
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