Form 10-Q
period 2006-12-31
FRIEDMAN INDUSTRIES INC
filed 2007-02-14
CIK 39092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	74-1504405 (I.R.S. Employer Identification Number)

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

     At December 31, 2006, the number of shares outstanding of the issuer’s only class of stock was 6,712,108 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2006	MARCH 31, 2006
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,798	$1,982,526
Accounts receivable, net of allowances for bad debts and cash discounts of $37,276 at December 31 and March 31, 2006	17,415,099	17,494,313
Inventories	32,135,509	27,956,921
Prepaid federal income tax	413,740	—
Other	291,235	117,243

TOTAL CURRENT ASSETS	50,283,381	47,551,003
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	486,653
Buildings and yard improvements	4,924,373	4,088,149
Machinery and equipment	23,519,008	20,852,126
Less accumulated depreciation	(17,722,009)	(17,653,265)

	11,803,703	7,773,663
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	655,405	606,223

TOTAL ASSETS	$62,742,489	$55,930,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,195,410	$16,713,944
Income taxes payable	—	143,196
Deferred credit for LIFO replacement	53,235	—
Dividends payable	671,211	533,330
Contribution to profit sharing plan	202,500	256,000
Employee compensation and related expenses	527,612	736,723

TOTAL CURRENT LIABILITIES	20,649,968	18,383,193
DEFERRED INCOME TAXES	190,391	4,618
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	481,329	445,743
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,887,824 and 7,842,342 at December 31, 2006 and March 31, 2006, respectively	7,887,824	7,842,342
Additional paid-in capital	28,887,517	28,663,814
Treasury stock at cost (1,175,716 shares at December 31, 2006 and March 31, 2006)	(5,475,964)	(5,475,964)
Retained earnings	10,121,424	6,067,143

TOTAL STOCKHOLDERS’ EQUITY	41,420,801	37,097,335

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,742,489	$55,930,889

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS—UNAUDITED

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net sales	$47,472,953	$44,527,263	$151,726,627	$133,314,893
Costs and expenses
Costs of goods sold	44,209,344	40,692,809	140,180,101	122,627,975
General, selling and administrative costs	1,142,955	1,288,419	4,023,638	3,883,104
Gain on sale of assets	—	—	(1,312,839)	—

	45,352,299	41,981,228	142,890,900	126,511,079
Interest and other income	(57,334)	(97,053)	(181,117)	(191,960)

Earnings before income taxes	2,177,988	2,643,088	9,016,844	6,995,774
Provision (benefit) for income taxes:
Current	735,375	1,038,901	3,038,918	2,714,069
Deferred	63,464	(64,500)	185,773	(86,856)

	798,839	974,401	3,224,691	2,627,213

Net income	$1,379,149	$1,668,687	$5,792,153	$4,368,561

Average number of common shares outstanding:
Basic	6,696,947	7,151,014	6,676,733	7,143,503
Diluted	6,765,628	7,258,567	6,743,240	7,261,022
Net income per share:
Basic	$0.21	$0.23	$0.87	$0.61
Diluted	$0.20	$0.23	$0.86	$0.60
Cash dividends declared per common share	$0.10	$0.08	$0.26	$0.24

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	Nine Months Ended
	December 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$5,792,153	$4,368,561
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	761,700	699,000
Provision (benefit) for deferred taxes	185,773	(86,856)
Provision for postretirement benefits	35,586	33,978
Gain on sale of assets	(1,312,839)	—
Stock awards	—	9,792
Excess tax benefits associated with equity-based compensation	(163,212)	—
Decrease (increase) in operating assets:
Accounts receivable	79,214	2,088,358
Inventories	(4,178,588)	5,729,083
Deferred debit for LIFO replacement	—	(130,748)
Prepaid federal income taxes	(250,528)	892,104
Other	(173,992)	(71,802)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,481,466	(902,981)
Deferred credit for LIFO replacement	53,235	—
Contribution to profit-sharing plan	(53,500)	(58,000)
Employee compensation and related expenses	(209,111)	(36,173)
Federal income taxes	(143,196)	170,222

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	2,904,161	12,704,538
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4,867,220)	(616,350)
(Increase) decrease in cash value of officers’ life insurance and other assets	(49,182)	(27,168)
Proceeds from sale of asset	1,388,318	—

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(3,528,084)	(643,518)
FINANCING ACTIVITIES
Cash dividends paid	(1,599,990)	(1,713,667)
Principal payments on notes payable and revolving credit facility	—	(2,897)
Options exercised	105,973	90,770
Excess tax benefits associated with equity-based compensation	163,212	—

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(1,330,805)	(1,625,794)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,954,728)	10,435,226
Cash and cash equivalents at beginning of period	1,982,526	205,375

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,798	$10,640,601

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED
THREE MONTHS ENDED DECEMBER 31, 2006

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

     During the nine months ended December 31, 2006, LIFO inventories were reduced but are expected to be replaced by March 31, 2007. A deferred credit of $53,235 was recorded at December 31, 2006 to reflect replacement costs in excess of LIFO cost.

     A summary of inventory values follows:

	December 31,	March 31,
	2006	2006

Prime Coil Inventory	$8,834,609	$10,525,848
Non-Standard Coil Inventory	684,594	788,266
Tubular Raw Material	8,923,724	3,889,206
Tubular Finished Goods	13,692,582	12,753,601

	$32,135,509	$27,956,921

NOTE C — LONG-TERM DEBT

     The Company has a $6 million revolving credit facility which expires April 1, 2008. There were no amounts outstanding pursuant to the facility at December 31 and March 31, 2006. Subsequent to December 31, 2006, the Company borrowed $4,500,000 pursuant to this revolving facility to support cash requirements. Subject to cash requirements, these borrowings are expected to be repaid by March 31, 2007.

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

     If the Company had applied the fair value recognition provisions of Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for each of the periods ended December 31, 2006 and December 31, 2005, net income and earnings per common share would be the same as reported income and earnings per common share as no options were granted or unvested in the nine months ended December 31, 2006 or December 31, 2005.

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted SFAS 123(R) effective April 1, 2006. SFAS 123(R) permits adoption using one of two methods, a modified prospective method (“Prospective Method”) or a modified retrospective method (“Retrospective Method”). With the Prospective Method, costs are recognized beginning with the effective date based on the requirements of SFAS 123(R) for (i) all share-based payments granted after the effective date of SFAS 123(R), and (ii) all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The Retrospective Method applies the requirements of the Prospective Method but further permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures. The Company adopted the Prospective Method on April 1, 2006 and there was no impact on the financial statements as all of the options were vested as of April 1, 2006.
     Under the Company’s 1989 and 1996 Stock Option Plans, options were granted to certain officers and key employees to purchase common stock of the Company. Pursuant to the terms of the plans, no additional options may be granted. All options have ten-year terms and become fully exercisable at the end of six months of continued employment. The following is a summary of activity relative to options outstanding during each of the periods ended December 31:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	137,212	$2.35	224,718	$2.62
Granted	—	—	—	—
Exercised	(45,482)	$2.33	(29,000)	$3,13
Canceled or expired	(2,894)	$3.13	(10,979)	$2.40

Outstanding at end of period	88,836	$2.33	184,739	$2.55

Exercisable at the end of the period	88,836	$2.33	184,739	$2.55

Weighted average fair value of options granted during the period		N/A		N/A
Outstanding and exercisable stock options at December 31, 2006, were as follows:

		Outstanding		Exercisable
	Weighted		Weighted		Weighted
	Average		Average		Average
Range of	Remaining		Exercise		Exercise
Exercise Price	Years	Shares	Price	Shares	Price
$2.33	6.2	88,836	$2.33	88,836	$2.33

The aggregate intrinsic value of exercisable and outstanding options at December 31, 2006 was $867,928.

NOTE E — NEW ACCOUNTING PRONOUNCEMENTS

     The FASB issued Statement Financial Accounting Standards No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, (“SFAS 151”) regarding current period expenses generated from abnormal inventory costs associated with idle facility expense, freight, handling costs and spoilage. Effective in fiscal 2007, SFAS 151 was adopted by the Company. SFAS 151 did not have a material impact in the period ended December 31, 2006 and the Company does not expect that SFAS 151 will have a material impact in future periods.
     In June 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), regarding the clarification of accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. On April 1, 2007, FIN 48 will be applicable to the Company and is not expected to have a material impact upon adoption or in future periods.
     See also note D regarding the adoption of SFAS 123(R).

NOTE F — SEGMENT INFORMATION — UNAUDITED

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net Sales
Coil	$21,084	$23,740	$75,775	$68,339
Tubular	26,389	20,787	75,952	64,976

Total net sales	$47,473	$44,527	$151,727	$133,315

Operating profit
Coil	$1,071	$919	$3,128	$3,306
Tubular	1,495	2,239	6,483	5,623
Total operating profit	2,566	3,158	9,611	8,929
General corporate expenses	445	612	2,088	2,125
Gain on sale of assets	—	—	(1,313)	—
Interest & other income	(57)	(97)	(181)	(192)

Total earnings before taxes	$2,178	$2,643	$9,017	$6,996

	December 31,	March 31,
	2006	2006
Segment assets
Coil	$22,797	$24,528
Tubular	38,769	28,684

	61,566	53,212
Corporate assets	1,176	2,719

Total assets	$62,742	$55,931

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
NOTE H — DECATUR COIL FACILITY
     Included in fixed assets are certain purchases totaling approximately $4,550,000 related to the Company’s new coil facility to be located in Decatur, Alabama. This coil facility is expected to be operational in fiscal 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005
     During the nine months ended December 31, 2006, sales, costs of goods sold and gross profit increased $18,411,734, $17,552,126 and $859,608, respectively, from the comparable amounts recorded during the nine months ended December 31, 2005. The increase in sales was related to an increase in tons sold as well as an increase in the average per ton selling price. Tons shipped increased from approximately 217,000 tons in the 2005 period to 229,000 tons in the 2006 period and the average per ton selling price increased from approximately $615 per ton in the 2005 period to approximately $661 per ton in the 2006 period. The increase in costs of goods sold was primarily related to the increase in sales. Average per ton costs of goods sold increased from approximately $566 in the 2005 period to $611 in the 2006 period. Gross profit as a percentage of sales decreased from approximately 8.0% in the 2005 period to 7.6% in the 2006 period. This decrease in margins earned was related primarily to the coil product segment which incurred increased material costs that could not be passed along to customers in the short term.
     Coil product segment sales increased approximately $7,436,000 during the 2006 period. This increase was primarily associated with an increase in average per ton selling prices which increased from approximately $629 per ton in the 2005 period to $694 per ton in the 2006 period. Tons of coil products sold remained approximately the same at 109,000 tons in both periods. Coil operating profit decreased approximately $178,000 as increased costs of material could not be passed along in total to customers in the short term. Coil operating profit as a percentage of coil segment sales decreased from approximately 4.8% in the 2005 period to 4.1% in the 2006 period.
     In the 2006 period, the Company phased out the Lone Star coil facility (“LSCF”). LSCF accounted for approximately 1% of total sales and generated a small loss in the 2006 period. Certain LSCF assets will be redeployed to the Company’s new coil operation to be located in Decatur, Alabama.
     The Company is dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. In the 2006 period, NSC continued to supply steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC.
     Tubular product segment sales increased approximately $10,976,000 during the 2006 period. This increase was primarily related to an increase in tons shipped in the 2006 period. Tons shipped increased from approximately 108,000 tons in the 2005 period to 120,000 tons in the 2006 period. Tubular product segment operating profit as a percentage of segment sales was approximately 8.5% and 8.7% in the 2006 and 2005 periods, respectively.
     During the 2006 period, Lone Star Steel Company (“LSS”), the Company’s primary supplier of tubular products and coil material used in pipe manufacturing, continued to supply such products in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from LSS.
     In September 2006, the Company sold the real property owned by the Company in Houston, Texas and signed a 12 month rental agreement to rent corporate office space at this location for $1,400 per month. This sale resulted in a before tax gain of $1,312,839. Proceeds received from the sale were used to purchase and improve real property associated with the Company’s new coil operation to be located in Decatur, Alabama.
     Federal income taxes increased $597,478 from the comparable amount recorded during the 2005 period. This increase was primarily related to the increase in earnings before taxes. Effective tax rates were 37.6% and 35.8% in the 2005 and 2006 periods, respectively. In the 2006 period, the Company benefited from a reduction in state taxes and from a tax decrease available to manufacturing companies.
Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005
     During the three months ended December 31, 2006, sales and costs of goods sold increased $2,945,690 and $3,516,535, respectively, and gross profit decreased $570,845 from the comparable amounts recorded during the three months ended December 31, 2005. The increase in sales was related primarily to an increase in the average selling price per ton as the average increased from approximately $606 per ton in the 2005 quarter to $655 per ton in the 2006 quarter. In the 2005 quarter the Company sold approximately 73,000 tons compared to approximately 72,000 tons in the 2006 quarter. The increase in costs of goods sold was primarily related to increased material cost. The average per ton cost of goods increased from approximately $554 in the 2005 quarter to $610 in the 2006 quarter. The decrease in gross profit resulted primarily from a reduction in margins earned on sales as average selling prices increased at a lower rate than did the average cost of material. The Company could not pass along all of the increased material costs to customers in the short term. Gross profit as a percentage of sales declined from approximately 8.6% in the 2005 quarter to approximately 6.9% in the 2006 quarter.
     Coil product segment sales decreased approximately $2,656,000 during the 2006 quarter. This decrease was related primarily to a decrease in tons sold which declined from approximately 38,000 tons in the 2005 quarter to 31,000 tons in the 2006 quarter. Partially offsetting the effect of the decrease in tons sold was an increase in the average per ton selling prices which increased from approximately $625 per ton in the 2005 quarter to $680 per ton in the 2006 quarter. Coil operating profit increased approximately $152,000 from the amount recorded in the 2005 quarter. Coil operations benefited from improved average selling prices and coil operating profits as a percentage of sales increased from approximately 3.9% in the 2005 quarter to 5.1% in the 2006 quarter.
     Tubular product segment sales increased approximately $5,602,000 during the 2006 quarter. Tubular operations experienced an increase in tons sold and an increase in average selling prices in the 2006 quarter. The average per ton selling price increased from approximately $585 per ton in the 2005 quarter to $636 per ton in the 2006 quarter. Tons sold increased from approximately 36,000 tons in the 2005 quarter to 41,000 tons in the 2006 quarter. Tubular product segment operating profits as a percentage of segment sales were approximately 10.8% and 5.7% in the 2005 and 2006 quarters, respectively. In the 2006 quarter, the Company experienced an increase in material costs and expenses that could not be passed along to customers in the short term.
     During the 2006 quarter, general, selling and administrative costs decreased $145,464 from the amount recorded during the 2005 period. This decrease was related primarily to reduced bonuses associated with the decline in earnings and volume and a reduction in remuneration associated with a retired executive.
     Interest and other income decreased $39,719 from the comparable amount recorded in the 2005 quarter. This decrease was associated primarily with a decrease in the average invested cash position in the 2006 quarter.
     Federal income taxes decreased $175,562 from the comparable amount recorded during the 2005 quarter. This decrease was primarily related to the decrease in earnings before taxes. Effective tax rates were 36.9% and 36.7% in the 2005 and 2006 quarters, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
      The Company remained in a strong, liquid position at December 31, 2006. Current ratios were 2.4 and 2.6 at December 31, 2006 and March 31, 2006, respectively. Working capital was $29,633,413 at December 31, 2006 and $29,167,810 at March 31, 2006.
      During the nine months ended December 31, 2006, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in current assets and liabilities during the 2006 period were related primarily to the ordinary course of business of the Company. An increase in inventories and related increase in accounts payable during the period was related primarily to a pipe production cycle. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.
      During the nine months ended December 31, 2006, the Company purchased approximately $4,900,000 in fixed assets. These assets were related primarily to improvements to the small diameter pipe mill located in Lone Star, Texas and to land, land improvements and equipment associated with the new coil operation to be located in Decatur, Alabama. In connection with this planned new operation, the Company phased out the Lone Star coil facility (“LSCF”) in the six months ended September 30, 2006. At the Decatur site, the Company intends to construct a coil processing facility using, in part, assets used at LSCF. The Company expects that the Decatur processing facility will initially operate a hot roll steel temper mill and a hot roll steel cut-to-length and leveling line. The Company expects that the Decatur facility will commence operations in fiscal 2008. In addition to $680,480 used to purchase the real property in Alabama, the Company has authorized up to $16 million to be used, if necessary, for capital expenditures and working capital related to the acquisition and improvement of the Decatur facility. At December 31, 2006, the Company had invested approximately $4,550,000 at the Decatur location.
      In September 2006, the Company sold the real property owned by the Company in Houston, Texas and signed a 12 month rental agreement to rent corporate office space at this location for $1,400 per month. This sale resulted in a before tax gain of $1,312,839. The proceeds of the sale were used to purchase and improve real property associated with the new coil operation to be located in Decatur, Alabama.
      The Company has an arrangement with a bank which provides for a revolving line of credit facility (the “revolving facility”). Pursuant to the revolving facility, which expires April 1, 2008, the Company may borrow up to $6 million at the bank’s prime rate or 1.5% over LIBOR. The Company uses the revolving facility to support cash flow and will borrow and repay the note as working capital is required. At December 31, 2006 and March 31, 2006, the Company had no borrowings outstanding under the revolving facility. Subsequent to December 31, 2006, the Company borrowed $4,500,000 pursuant to the revolving facility to support cash requirements. Subject to cash requirements, these borrowings are expected to be repaid by March 31, 2007.
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
CRITICAL ACCOUNTING POLICIES
      The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy which requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of LIFO inventory requires estimates of the year end quantities and is inherently difficult. Historically, these estimates have been materially correct. In addition, the Company maintains an allowance for doubtful accounts receivable by providing for specifically identified accounts where collectibility is doubtful. On an ongoing basis, the Company evaluates estimates and judgments. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances.
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
Item 4. Controls and Procedures
      The Company’s management, with the participation of the Company’s principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended December 31, 2006. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended December 31, 2006 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
      There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED
Three Months Ended December 31, 2006
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

Date February 14, 2007	FRIEDMAN INDUSTRIES, INCORPORATED
	By	/s/ BEN HARPER
Ben Harper. Senior Vice President-Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No	Description
Exhibit 31.1	—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 31.2	—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

Exhibit 32.1	—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 32.2	—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes- Oxley Act of 2002, signed by Ben Harper