Form 10-K
period 2007-03-31
FRIEDMAN INDUSTRIES INC
filed 2007-06-29
CIK 39092

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED
(Exact name of registrant as specified in its charter)

Texas	74-1504405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4001 Homestead Road, Houston, Texas	77028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 672-9433

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $1 Par Value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark if the registrant is well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes            No   X

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes          No   X

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes            No   X

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 2006 (computed by reference to the closing price on such date), was approximately $49,660,000.

     The number of shares of the registrant’s Common Stock outstanding at June 14, 2007 was 6,712,108 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 2007 — Part II.

Proxy Statement for the 2007 Annual Meeting of Shareholders — Part III.

PART I

Item 1. Business

Friedman Industries, Incorporated (the “Company”), a Texas corporation incorporated in 1965, is engaged in steel processing, pipe manufacturing and processing and steel and pipe distribution.

The Company has two product groups: coil and tubular products. Significant financial information relating to the Company’s product groups for the last three years is contained in Note 7 of the Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2007, which financial statements are incorporated herein by reference in Item 8 hereof.

  Coil Products

The Company purchases hot-rolled steel coils, processes the coils into flat, finished sheet and plate and sells these products on a wholesale, rapid-delivery basis in competition with steel mills, importers and steel service centers. The Company also processes customer-owned coils on a fee basis. The Company has a coil processing plant located at Hickman, Arkansas. The steel coils are processed through a cut-to-length line which levels the steel and cuts it to prescribed lengths. The Company’s processing machinery is heavy, mill-type equipment capable of processing steel coils weighing up to 25 tons. Coils are processed to the specifications required for a particular order. Shipments are made via unaffiliated truckers or by rail and, in times of normal supply and market conditions, can generally be made within 48 hours of receipt of the customer’s order.

At the Hickman facility, the Company warehouses and processes hot-rolled steel coils which are purchased primarily from Nucor Steel Company (“NSC”), which is located approximately one-half mile from the Hickman facility. In addition, the Company’s XSCP Division located in Hickman purchases and markets non-standard hot-rolled coils received from NSC. Loss of NSC as a source of coil supply could have a material adverse effect on the Company’s business.

The Hickman facility operates a cut-to-length line which has 72 inch wide and one-half inch thick capability. The Company also operates a 2-Hi temper pass mill at the Hickman facility that is capable of processing steel up to 72 inches wide and one-half inch thick in a coil-to-coil mode or directly from coil to cut-to-length processing.

In the quarter ended June 30, 2006, the Company phased out the Lone Star, Texas coil facility (“LSCF”). LSCF accounted for approximately 1% of total sales and generated a small loss in fiscal 2007. Certain LSCF assets will be redeployed to the Company’s new coil operation to be located in Decatur, Alabama. This Decatur facility is expected to become operational in fiscal 2008.

  Tubular Products

Through its Texas Tubular Products Division (“TTP”) in Lone Star, Texas, the Company manufactures, purchases, processes and markets tubular products.

TTP operates two pipe mills that are capable of producing pipe from 2 3/8 inches to 8 5/8 inches in outside diameter. Both pipe mill #1 and pipe mill #2 are API-licensed to manufacture line and oil country pipe and also manufacture pipe for structural and piling purposes that meet recognized industry standards. TTP also employs various pipe processing equipment including threading and beveling machines, pipe handling equipment and other related machinery. This machinery can process pipe up to 13 3/8 inches in outside diameter.

The Company currently manufactures and sells substantially all of its line and oil country pipe to Lone Star Steel Company (“LSS”) pursuant to orders received from LSS. In addition, the Company purchases from LSS and markets to others pipe for structural applications for some sizes of pipe that exceed the capability of the TTP pipe mills.

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

  Marketing

The following table sets forth the approximate percentage of total sales contributed by each group of products and services during each of the Company’s last three fiscal years:

Product and Service Groups	2007	2006	2005

Coil Products	48%	52%	55%
Tubular Products	52%	48%	45%

Coil Products. The Company sells coil products to approximately 230 customers located primarily in the midwestern, southwestern and southeastern sections of the United States. The Company’s principal customers for these products and services are steel distributors and customers fabricating steel products such as storage tanks, steel buildings, farm machinery and equipment, construction equipment, transportation equipment, conveyors and other similar products. During each of the fiscal years ended March 31, 2007, 2006 and 2005, nine, seven and seven customers of coil products, respectively, accounted for approximately 25% of the Company’s sales. Except for Trinity Industries, Inc., no coil product customer accounted for as much as 10% of the Company’s total sales during those years. Trinity Industries, Inc. accounted for approximately 10%, 11% and 11% of total sales in fiscal 2007, 2006 and 2005, respectively.

The Company sells substantially all of its coil products through its own sales force. At March 31, 2007, the sales force was comprised of a vice president and three professional sales personnel under the direction of the Senior Vice President — Sales and Marketing. Salesmen are paid on a salary and commission basis.

The Company regularly contracts on a quarterly basis with many of its larger customers to supply minimum quantities of steel.

Tubular Products. The Company sells its tubular products nationally to approximately 230 customers. The Company’s principal customers for these products are steel and pipe distributors, piling contractors and LSS. Sales of pipe to LSS accounted for approximately 20% of the Company’s total sales in fiscal 2007. On June 14, 2007, United States Steel Corporation (“USS”) acquired LSS. While the Company does not anticipate any material change in sales of pipe to LSS, it can make no assurances as to the amount of future sales to LSS.

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

Employees

At March 31, 2007, the Company had approximately 150 full-time employees.

  Executive Officers of the Company

The following table sets forth as of March 31, 2007, the name, age, officer positions and family relationships, if any, of each executive officer of the Company and period during which each officer has served in such capacity:

		Position, Offices with the Company
Name	Age	and Family Relationships, if any
William E. Crow	59	Chief Executive Officer since 2006 and President since 1995; formerly Chief Operating Officer since 1995, Vice President since 1981 and President of Texas Tubular Products Division since August 1990
Benny Harper	61	Senior Vice President — Finance since 1995 (formerly Vice President since 1990), Treasurer since 1980 and Secretary since May 1992
Thomas Thompson	56	Senior Vice President — Sales and Marketing since 1995; formerly Vice President — Sales since 1990

Item 1A.	Risk Factors

Lead time and the cost of our products could increase if we were to lose one of our primary suppliers.

We are dependent on LSS and NSC for our supply of inventory. While current levels are adequate to sustain our coil operations, a reduction in the supply of steel coils could have an adverse effect on our coil operations. LSS is our primary supplier of tubular products and coil material used in pipe manufacturing. While current supply levels are adequate to sustain our tubular operations, a reduction in the supply of tubular products and coil material used in our tubular operations from LSS could have an adverse effect on our tubular operations. While the Company does not anticipate any material change in supply as a result of the acquisition of LSS by USS, it can make no assurances that the supply of raw materials from LSS will not be negatively affected.

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

We sell products to manufacturers who are engaged to sell a wide range of end products. Furthermore, our products are also sold to, and used in, certain safety-critical applications. If we were to sell steel products that were inconsistent with the specifications of the order or the requirements of the application, significant disruptions to the customer’s production lines could result. There could also be consequential damages resulting from the use of such products. We have a limited amount of product liability insurance coverage and a major claim for damages related to products sold could have a material adverse effect on our business, financial condition or results of operations.

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

None

Item 2. Properties

The principal properties of the Company are described in the following table:

Approximate
Location	Size	Ownership
Lone Star, Texas
Plant — Texas Tubular Products	118,260 sq. feet	Owned(1)
Offices — Texas Tubular Products	9,200 sq. feet	Owned(1)
Land — Texas Tubular Products	81.70 acres	Owned(1)
Longview, Texas Offices	2,600 sq. feet	Leased(3)
Houston, Texas
Offices	4,000 sq. feet	Leased(3)
Hickman, Arkansas
Plant and Warehouse — Coil Products	42,600 sq. feet	Owned(1)
Offices — Coil Products	2,500 sq. feet	Owned(1)
Land — Coil Products	26.19 acres	Owned(1)
Decatur, Alabama	47.3 acres	Owned(1)

(1)	All of the Company’s owned real estate, plants and offices are held in fee and are not subject to any mortgage or deed of trust.

(2)	The office lease is with a nonaffiliated party, expires April 30, 2008, and provides for an annual rental of $27,264.

(3)	In September 2006, the Company sold real property in Houston, Texas and signed a 12-month lease agreement to rent office space at this location. The office lease is with a nonaffiliated party, expires in September 2007, is renewable month to month thereafter and provides for a monthly rental of $1,400.

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

The Company’s Common Stock is traded principally on the American Stock Exchange (Symbol: FRD).

Reference is hereby made to the sections of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2007, entitled “Description of Business — Range of High and Low Sales Prices of Common Stock”, “Description of Business — Cash Dividends Declared Per Share of Common Stock” and “Performance Graph”, which sections are hereby incorporated herein by reference.

The approximate number of shareholders of record of Common Stock of the Company as of May 25, 2007 was 370.

Item 6. Selected Financial Data

Information with respect to Item 6 is hereby incorporated herein by reference from the section of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2007, entitled “Selected Financial Data”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2007, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Item 8. Financial Statements and Supplementary Data

The following financial statements and notes thereto of the Company included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2007, are hereby incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2007 and 2006

Consolidated Statements of Earnings — Years ended March 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity — Years ended March 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows — Years ended March 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

Information with respect to supplementary financial information relating to the Company appears in Note 8 — Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements incorporated herein by reference above in this Item 8 from the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2007.

The following supplementary schedule for the Company for the year ended March 31, 2007, is included elsewhere in this report.

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

  Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Except as otherwise set forth below, information with respect to Item 10 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2007 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2007 fiscal year.

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

Item 11. Executive Compensation

Information with respect to Item 11 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2007 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2007 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain equity compensation plan information for the Company as of March 31, 2007:

Equity Compensation Plan Information

Number of
	Number of		Securities Remaining
	Securities to		Available for
	be Issued	Weighted-Average Exercise	Future Issuance
	upon Exercise	Price of	under Equity Compensation
	of Outstanding	Outstanding Options,	Plans (Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in Column(a))
(a)
(b)
(c)

Equity compensation plans approved by security holders	88,836	$2.33	0
Equity compensation plans not approved by security holders	N/A	N/A	0

Security Ownership Information

The additional information with respect to Item 12 regarding the security ownership of certain beneficial owners and management, and related matters, is hereby incorporated herein by reference from the Company’s proxy statement in respect to the 2007 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2007 fiscal year.

Item 13. Certain Relationships and Related Transactions

Information with respect to Item 13 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2007 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2007 fiscal year.

Item 14.	Principal Accountant Fees and Services

Information with respect to Item 14 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2007 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2007 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents included in this report

1. Financial Statements

The following financial statements and notes thereto of the Company are included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2007, which is incorporated herein by reference.

Consolidated Balance Sheets — March 31, 2007 and 2006

Consolidated Statements of Earnings — Years ended March 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity — Years end March 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows — Years ended March 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

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

3.3		— Amended and Restated By-laws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006).
4.1		— Reference is made to Exhibits 10.2, 10.5, 10.6, 10.8, 10.10, 10.11, 10.13, 10.14 and 10.15 described in this Item 15(a).
*10	.1
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

10.11
— Fifth Amendment to the Amended and Restated Letter Agreement dated effective as of April 1, 2003 between JPMorgan Chase Bank N.A. and the Company (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 2003).

10.12
— Agreement dated December 13, 2004, by and between Harold Friedman and the Company (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 13, 2004).

10.13
— Sixth Amendment to the Amended and Restated Letter Agreement dated effective as of April 1, 2005 between JPMorgan Chase Bank N.A. and the Company (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 2005).

**10	.14	— Seventh Amendment to the Amended and Restated Letter Agreement dated effective as of May 18, 2007 between JPMorgan Chase Bank N.A. and the Company.
**10	.15	— Revolving Promissory Note dated effective May 18, 2007 between the Company and J.P. Morgan Chase Bank.
10.16		— Resignation of Jack Friedman from the Company on February 8, 2006 (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed on February 8, 2006).
**13	.1	— The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2007.
**14	.1	— Friedman Industries, Incorporated Code of Conduct and Ethics.
**21	.1	— List of Subsidiaries.
**23	.1	— Consent of Malone & Bailey, PC, Independent Registered Public Accounting Firm.
**23	.2	— Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
**31	.1	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.

Exhibit
No.		Description

**31	.2	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.
**32	.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.
**32	.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.

*	Management contract or compensation plan.

**	Filed herewith.

Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Benny Harper, Senior Vice President — Finance, Friedman Industries, Incorporated, P. O. Box 21147, Houston, Texas 77226.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, and State of Texas, this 28th day of June, 2007.

FRIEDMAN INDUSTRIES, INCORPORATED

By:	/s/ William E. Crow
William E. Crow
Chief Executive Officer and
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of Friedman Industries, Incorporated in the City of Houston, and State of Texas.

Signature	Title	Date

/s/ WILLIAM E. CROW William E. Crow	Chief Executive Officer and President and Director (Principal Executive Officer)	June 28, 2007

/s/ BENNY B. HARPER Benny B. Harper	Senior Vice President — Finance Secretary/Treasurer (Principal Financial and Accounting Officer)	June 28, 2007

/s/ HAROLD FRIEDMAN Harold Friedman	Director	June 28, 2007

/s/ JACK FRIEDMAN Jack Friedman	Director	June 28, 2007

Durga D. Agrawal	Director	June , 2007

/s/ CHARLES W. HALL Charles W. Hall	Director	June 28, 2007

/s/ ALAN M. RAUCH Alan M. Rauch	Director	June 28, 2007

/s/ HERSHEL M. RICH Hershel M. Rich	Director	June 28, 2007

/s/ JOEL SPIRA Joel Spira	Director	June 28, 2007

/s/ JOE L. WILLIAMS Joe L. Williams	Director	June 28, 2007

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FRIEDMAN INDUSTRIES, INCORPORATED

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other Accounts —	Deductions —	Balance at
Description	of Period	Expenses	Describe(A)	Describe(B)	End of Period

Year ended March 31, 2007
Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$37,276	$10,252	$977,735	$987,987	$37,276

Year ended March 31, 2006
Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$37,276	$611	$928,683	$929,294	$37,276

Year ended March 31, 2005
Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$44,776	$166,201	$808,775	$982,476	$37,276

(A)	Cash discounts allowed on sales and charged against revenue.

(B)	Accounts receivable written off and cash discounts allowed on sales.

S-1

EXHIBIT INDEX

Exhibit
No.		Description

3.1		— Articles of Incorporation of the Company, as amended (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1982).
3.2
— Articles of Amendment to the Articles of Incorporation of the Company, as filed with the Texas Secretary of State on September 22, 1987 (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1988).

3.3		— Amended and Restated By-laws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006).
4.1		— Reference is made to Exhibits 10.2, 10.5, 10.6, 10.8, 10.10, 10.11, 10.13, 10.14 and 10.15 described in this Item 15(a).
*10	.1
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

10.11
— Fifth Amendment to the Amended and Restated Letter Agreement dated effective as of April 1, 2003 between JPMorgan Chase Bank N.A. and the Company (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 2003).

10.12
— Agreement dated December 13, 2004, by and between Harold Friedman and the Company (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 13, 2004).

Exhibit
No.		Description

10.13
— Sixth Amendment to the Amended and Restated Letter Agreement dated effective as of April 1, 2005 between JPMorgan Chase Bank N.A. and the Company (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 2005).

**10	.14	— Seventh Amendment to the Amended and Restated Letter Agreement dated effective as of May 18, 2007 between JPMorgan Chase Bank N.A. and the Company.
**10	.15	— Revolving Promissory Note dated effective May 18, 2007 between the Company and J.P. Morgan Chase Bank.
10.16		— Resignation of Jack Friedman from the Company on February 8, 2006 (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed on February 8, 2006).
**13	.1	— The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2007.
**14	.1	— Friedman Industries, Incorporated Code of Conduct and Ethics.
**21	.1	— List of Subsidiaries.
**23	.1	— Consent of Malone & Bailey, PC, Independent Registered Public Accounting Firm.
**23	.2	— Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
**31	.1	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.
**31	.2	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.
**32	.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.
**32	.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.

*	Management contract or compensation plan.

**	Filed herewith.

Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Benny Harper, Senior Vice President — Finance, Friedman Industries, Incorporated, P. O. Box 21147, Houston, Texas 77226.