Form 10-Q
period 2007-06-30
FRIEDMAN INDUSTRIES INC
filed 2007-08-14
CIK 39092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	74-1504405 (I.R.S. Employer Identification Number)

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

     At June 30, 2007, the number of shares outstanding of the issuer’s only class of stock was 6,712,108 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	JUNE 30, 2007	MARCH 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$470,116	$1,039,030
Accounts receivable, net of allowances for bad debts and cash discounts of $37,276 at June 30 and March 31, 2007	16,905,139	17,261,553
Inventories	25,714,242	33,272,823
Other	144,724	157,963

TOTAL CURRENT ASSETS	43,234,221	51,731,369
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Construction in progress	5,976,327	5,004,550
Buildings and yard improvements	3,494,294	3,494,294
Machinery and equipment	21,523,952	21,236,184
Less accumulated depreciation	(17,624,121)	(17,344,822)

	14,452,783	13,472,537
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	679,600	667,800

TOTAL ASSETS	$58,366,604	$65,871,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,613,009	$21,875,516
Current portion of long-term debt	54,028	—
Dividends payable	536,969	536,969
Income taxes payable	662,344	46,742
Contribution to profit sharing plan	64,500	256,000
Employee compensation and related expenses	660,468	551,356

TOTAL CURRENT LIABILITIES	14,591,318	23,266,583
LONG-TERM DEBT LESS CURRENT PORTION	108,056	—
DEFERRED INCOME TAXES	35,323	1,934
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	506,426	493,191
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,887,824 at June 30 and March 31, 2007	7,887,824	7,887,824
Additional paid-in capital	28,887,517	28,887,517
Treasury stock at cost (1,175,716 shares at June 30 and March 31, 2007)	(5,475,964)	(5,475,964)
Retained earnings	11,826,104	10,810,621

TOTAL STOCKHOLDERS’ EQUITY	43,125,481	42,109,998

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,366,604	$65,871,706

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,

	2007	2006

Net sales	$50,530,510	$52,623,730
Costs and expenses
Costs of goods sold	46,760,892	47,747,054
General, selling and administrative costs	1,419,493	1,574,457
Interest expense	47,740	—

	48,228,125	49,321,511
Interest and other income	(41,770)	(57,448)

Earnings before income taxes	2,344,155	3,359,667
Provision (benefit) for income taxes:
Current	758,315	1,267,357
Deferred	33,389	(52,831)

	791,704	1,214,526

Net earnings	$1,552,451	$2,145,141

Average number of common shares outstanding:
Basic	6,712,108	6,666,626
Diluted	6,779,583	6,766,927
Net earnings per share:
Basic	$0.23	$0.32
Diluted	$0.23	$0.32
Cash dividends declared per common share	$0.08	$0.08

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,

	2007	2006

OPERATING ACTIVITIES
Net earnings	$1,552,451	$2,145,141
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	279,300	237,600
Provision (benefit) for deferred taxes	33,389	(52,831)
Change in post retirement benefits	13,235	11,862
Decrease (increase) in operating assets:
Accounts receivable	356,414	(1,681,810)
Inventories	7,558,581	2,722,840
Other current assets	13,239	91,883
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(9,262,507)	(3,673,496)
Contribution to profit-sharing plan payable	(191,500)	(188,500)
Employee compensation and related expenses	109,112	59,705
Federal income taxes payable	615,602	931,692
Deferred credit for LIFO replacement	—	125,275

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	1,077,316	729,361
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,259,545)	(1,450,766)
Decrease (increase) in cash surrender value of officers’ life insurance	(11,800)	(12,394)

NET CASH USED IN INVESTING ACTIVITIES	(1,271,345)	(1,463,160)
FINANCING ACTIVITIES
Cash dividends paid	(536,969)	(533,330)
Long-term debt	162,084	—

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(374,885)	(533,330)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(568,914)	(1,267,129)
Cash and cash equivalents at beginning of period	1,039,030	1,982,526

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$470,116	$715,397

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED

NOTE A — BASIS OF PRESENTATION

     The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended March 31, 2007.

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

     During the quarter ended June 30, 2006, LIFO inventories were reduced but were replaced by March 31, 2007. A deferred credit of $125,275 was recorded at June 30, 2006 to reflect replacement costs in excess of LIFO cost.

     A summary of inventory values follows:

	June 30,	March 31,
	2007	2007

Prime Coil Inventory	$11,002,519	$11,034,422
Non-Standard Coil Inventory	618,979	665,234
Tubular Raw Material	3,237,476	5,854,255
Tubular Finished Goods	10,855,268	15,718,912

	$25,714,242	$33,272,823

NOTE C — LONG-TERM DEBT

     The Company has a $10 million revolving credit facility which expires April 1, 2010. There were no amounts outstanding pursuant to the facility at June 30, 2007 and March 31, 2007.

      In June 2007, the Company incurred an interest free, long-term liability of $162,084 related to the purchase of pipe loading equipment which is payable in 36 equal monthly payments.

NOTE D — STOCK BASED COMPENSATION

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

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of quarter	88,836	$2.33	137,212	$2.35
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	—	—	(2,894)	$3.13

Outstanding at end of quarter	88,836	$2.33	134,318	$2.33

Exercisable at the end of the quarter	88,836	$2.33	134,318	$2.33

Weighted average fair value of options granted during the quarter		—		—

The aggregate intrinsic value of exercisable and outstanding options at June 30, 2007 was $650,280.

NOTE E — SEGMENT INFORMATION

	THREE MONTHS ENDED
	JUNE 30,

	2007	2006

	(in thousands)
Net sales
Coil	$21,076	$27,885
Tubular	29,455	24,739

Total net sales	$50,531	$52,624

Operating profit
Coil	$936	$1,552
Tubular	2,257	2,786

Total operating profit	3,193	4,338
Corporate expenses	843	1,035
Interest expense	48	—
Interest & other income	(42)	(57)

Total earnings before taxes	$2,344	$3,360

	June 30, 2007	March 31, 2007

Segment assets
Coil	$27,067	$27,601
Tubular	30,085	36,491

	57,152	64,092
Corporate assets	1,215	1,780

	$58,367	$65,872

     Corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate executive and accounting salaries, professional fees and services, bad debts, accrued profit sharing expense, corporate insurance expenses and office supplies. Corporate assets consist primarily of cash and cash equivalents and the cash value of officers’ life insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

     During the three months ended June 30, 2007, sales, costs of goods sold and gross profit decreased $2,093,220, $986,162 and $1,107,058, respectively, from the comparable amounts recorded during the three months ended June 30, 2006. The decrease in sales was related primarily to a decrease in tons sold. The Company recorded tons sold of approximately 79,000 tons in the 2007 quarter compared to approximately 81,000 tons in the 2006 quarter. In addition, average per ton selling prices in the 2007 quarter declined approximately $5 per ton from the level recorded in the 2006 quarter. While average per ton selling prices declined, the average per ton costs of goods increased approximately $7 per ton and adversely impacted gross profit. Gross profit as a percentage of sales decreased from approximately 9.3% in the 2006 quarter to approximately 7.5% in the 2007 quarter. During the 2006 quarter, the Company experienced strong market conditions for its products and recorded one of the most profitable quarters in Company history. Somewhat softer market conditions were experienced in the 2007 quarter which resulted in reduced margins.

     Coil product segment sales decreased approximately $6,809,000 during the 2007 quarter. This decrease resulted primarily from a decrease in tons sold as coil tonnage shipped declined from approximately 41,000 tons in the 2006 quarter to approximately 31,000 tons in the 2007 quarter. The average per ton selling price was approximately the same for both quarters. Coil operating profit as a percentage of coil segment sales decreased from approximately 5.6% in the 2006 quarter to 4.4% in the 2007 quarter. The Company experienced strong market conditions for coil products during the 2006 quarter and softer market conditions during the 2007 quarter. As a result, the Company recorded a decrease in volume as well as reduced margins.

     In the 2006 quarter, the Company’s phased out the Lone Star coil facility (“LSCF”). The LSCF accounted for approximately 3% of total sales and generated a small profit in the 2006 quarter. Certain LSCF assets will be redeployed to the Company’s new coil facility which will be located in Decatur, Alabama in close proximity to the Nucor Steel Company facility located there (“NSC”). The Company expects to have this new facility in operation in fiscal 2008.

     The Company is primarily dependent on NSC for its supply of coil inventory. In the 2007 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC.

     Tubular product segment sales increased approximately $4,716,000 during the 2007 quarter. This increase primarily resulted from an increase in tons sold which increased from approximately 40,000 tons in the 2006 quarter to approximately 47,000 tons sold in the 2007 quarter. The average per ton selling price of pipe products was approximately the same in both quarters. Tubular product segment operating profits as a percentage of segment sales were approximately 11.3% and 7.7% in the 2006 and 2007 quarters, respectively. The Company experienced strong market conditions for its pipe products in the 2006 quarter and softer market conditions in the 2007 quarter. These softer market conditions had the effect of reducing average margins.

     During the 2007 quarter, Lone Star Steel Company (“LSS”), the Company’s primary supplier of tubular products and coil material used in pipe manufacturing, continued to supply such products in amounts that were adequate for the Company’s purposes. On June 14, 2007, United States Steel Corporation consummated its purchase of LSS. While the potential impact of this purchase on the Company’s business is uncertain, the Company does not currently anticipate any significant change in such supply from LSS.

     During the 2007 quarter, general, selling and administrative costs decreased $154,964 from the amount recorded during the 2006 quarter. This decrease was related primarily to a decrease in bonuses associated with reduced earnings.

     Interest expense in the 2007 quarter increased $47,740. For two months in the 2007 quarter, the Company borrowed funds under its line of credit facility to support cash flow.

     Income taxes decreased $422,822 from the comparable amount recorded during the 2006 quarter. This decrease was primarily related to the decrease in earnings before taxes. Effective tax rates were 36.2% and 33.8% in the 2006 and 2007 quarters, respectively. In the 2007 quarter, the Company benefited from a reduction in state taxes due to changes in state law and from a federal deduction associated with domestic activities production.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

      The Company remained in a strong, liquid position at June 30, 2007. Current ratios were 3.0 and 2.2 at June 30, 2007 and March 31, 2007, respectively. Working capital was $28,642,903 at June 30, 2007 and $28,464,786 at March 31, 2007.

      During the three months ended June 30, 2007, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in current assets and liabilities during the 2007 quarter were related primarily to the ordinary course of business of the Company. In March 2007, the Company planned substantial pipe production runs in March 2007 and April 2007 which required increased inventories and accounts payable. These runs were completed as planned and resulted in reduced inventories and accounts payable at June 30, 2007. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

      During the quarter ended June 30, 2007, the Company purchased approximately $1,260,000 in fixed assets. These assets were related primarily to equipment associated with the new coil operation to be located in Decatur, Alabama. In connection with this planned new operation, the Company phased out its coil processing facility in Lone Star, Texas in the 2006 quarter and will redeploy certain of these assets to this new coil facility. At the Decatur site, the Company is constructing a coil processing facility to include a steel temper mill and a steel cut-to-length line including a leveling line. The Company expects to commence operations at the Decatur site in fiscal 2008. In addition to the funds used to purchase the real property in Alabama, the Company’s Board of Directors authorized up to an additional $16 million to be used for capital expenditures and operational cash requirements at this location. At June 30, 2007, the Company had invested approximately $7,500,000 at this location and expects to spend approximately $2,000,000 to complete this facility.

      The Company has an arrangement with a bank which provides for a revolving line of credit facility (the “revolving facility”). Pursuant to the revolving facility, which expires April 1, 2010, the Company may borrow up to $10 million at the bank’s prime rate or 1.5% over LIBOR. The Company uses the revolving facility to support cash flow and will borrow and repay the note as working capital is required. At June 30, 2007 and March 31, 2007, the Company had no borrowings outstanding under the revolving facility.

      The Company has in the past and may in the future borrow funds on a term basis to build or improve facilities. The Company currently has no plans to borrow any significant amount of funds on a term basis.

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

Item 4. Controls and Procedures

      The Company’s management, with the participation of the Company’s principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended June 30, 2007. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2007 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

      There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended June 30, 2007

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
Date August 14, 2007
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