Form 10-Q
period 2007-09-30
FRIEDMAN INDUSTRIES INC
filed 2007-11-14
CIK 39092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	74-1504405 (I.R.S. Employer Identification Number)

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

     At September 30, 2007, the number of shares outstanding of the issuer’s only class of stock was 6,712,108 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30, 2007	MARCH 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,026,604	$1,039,030
Accounts receivable, net of allowances for bad debts and cash discounts of $37,276 at September 30 and March 31, 2007	12,904,857	17,261,553
Inventories	22,159,736	33,272,823
Prepaid income taxes	477,628	—
Other	317,025	157,963

TOTAL CURRENT ASSETS	39,885,850	51,731,369
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Construction in progress	7,346,565	5,004,550
Buildings and yard improvements	3,494,294	3,494,294
Machinery and equipment	21,654,391	21,236,184
Less accumulated depreciation	(17,903,421)	(17,344,822)

	15,674,160	13,472,537
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	691,400	667,800

TOTAL ASSETS	$56,251,410	$65,871,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,850,323	$21,875,516
Current portion of long-term debt	54,028	—
Dividends payable	536,969	536,969
Income taxes payable	—	46,742
Contribution to profit sharing plan	129,000	256,000
Employee compensation and related expenses	488,770	551,356

TOTAL CURRENT LIABILITIES	12,059,090	23,266,583
LONG-TERM DEBT LESS CURRENT PORTION	94,549	—
DEFERRED INCOME TAXES	68,712	1,934
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	519,661	493,191
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,887,824 at September 30 and March 31, 2007	7,887,824	7,887,824
Additional paid-in capital	28,887,517	28,887,517
Treasury stock at cost (1,175,716 shares at September 30 and March 31, 2007)	(5,475,964)	(5,475,964)
Retained earnings	12,210,021	10,810,621

TOTAL STOCKHOLDERS’ EQUITY	43,509,398	42,109,998

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,251,410	$65,871,706

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	Three months ended September 30,		Six months ended September 30,

	2007	2006	2007	2006

Net sales	$41,154,571	$51,629,944	$91,685,081	$104,253,674
Costs and expenses
Costs of goods sold	38,722,209	48,223,703	85,483,101	95,970,757
General, selling and administrative costs	1,086,670	1,306,226	2,506,163	2,880,683
Interest expense	—	—	47,740	—
Gain on sale of assets	—	(1,312,839)	—	(1,312,839)

	39,808,879	48,217,090	88,037,004	97,538,601
Interest and other income	(55,530)	(66,335)	(97,300)	(123,783)

Earnings before income taxes	1,401,222	3,479,189	3,745,377	6,838,856
Provision (benefit) for income taxes:
Current	446,947	1,036,186	1,205,262	2,303,543
Deferred	33,389	175,140	66,778	122,309

	480,336	1,211,326	1,272,040	2,425,852

Net earnings	$920,886	$2,267,863	$2,473,337	$4,413,004

Average number of common shares outstanding:
Basic	6,712,108	6,666,626	6,712,108	6,666,626
Diluted	6,777,070	6,763,464	6,778,396	6,765,259
Net earnings per share:
Basic	$0.14	$0.34	$0.37	0.66
Diluted	$0.14	$0.34	$0.36	0.65
Cash dividends declared per common share	$0.08	$0.08	0.16	0.16

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended September 30

	2007	2006

OPERATING ACTIVITIES
Net earnings	$2,473,337	$4,413,004
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	558,601	475,201
Provision (benefit) for deferred taxes	66,778	122,309
Provision for postretirement benifits	26,470	23,724
Gain on sale of assets	—	(1,312,839)
Decrease (increase) in operating assets:
Accounts receivable	4,356,696	(727,141)
Prepaid income taxes	(477,628)	—
Inventories	11,113,087	1,061,119
Other	(159,062)	(260,690)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(11,025,193)	878,588
Contribution to profit-sharing plan payable	(127,000)	(121,000)
Employee compensation and related expenses	(62,586)	53,974
Income taxes payable	(46,742)	(143,196)
Deferred credit for LIFO replacement	—	271,403

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	6,696,758	4,734,456
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,760,223)	(2,935,538)
(Increase) in cash surrender value of officers’ life insurance	(23,600)	(24,788)
Proceeds from the sale of assets	—	1,388,318

NET CASH USED IN INVESTING ACTIVITIES	(2,783,823)	(1,572,008)
FINANCING ACTIVITIES
Cash dividends paid	(1,073,938)	(1,066,660)
Principal payments on notes payable	(13,507)	—
Tax benefit related to stock options	—	53,884
Long-term debt	162,084	—

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(925,361)	(1,012,776)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,987,574	2,149,672
Cash and cash equivalents at beginning of period	1,039,030	1,982,526

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,026,604	$4,132,198

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

     During the period ended September 30, 2006, LIFO inventories were reduced but were replaced by March 31, 2007. A deferred credit of $271,403 was recorded at September 30, 2006 to reflect replacement costs in excess of LIFO cost. LIFO inventories were also reduced in the period ended September 30, 2007 and are expected to be partially replaced by March 31, 2008. Since this replacement is not expected to have a significant impact on earnings, no deferred credit was recorded at September 30, 2007.

     A summary of inventory values follows:

	September 30,	March 31,
	2007	2007

Prime Coil Inventory	$7,119,647	$11,034,422
Non-Standard Coil Inventory	723,270	665,234
Tubular Raw Material	1,145,143	5,854,255
Tubular Finished Goods	13,171,676	15,718,912

	$22,159,736	$33,272,823

NOTE C — LONG-TERM DEBT

     The Company has a $10 million revolving credit facility which expires April 1, 2010. There were no amounts outstanding pursuant to the facility at September 30, 2007 and March 31, 2007.

      In June 2007, the Company incurred an interest free, long-term liability of $162,084 related to the purchase of pipe loading equipment which is payable in 36 equal monthly payments.

NOTE D — STOCK BASED COMPENSATION

     Under the Company’s 1989 and 1996 Stock Option Plans, options were granted to certain officers and key employees to purchase common stock of the Company. Pursuant to the terms of the plans, no additional options may be granted. All options have ten-year terms and become fully exercisable at the end of six months of continued employment. The following is a summary of activity relative to options outstanding during each of the quarters ended September 30:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of quarter	88,836	$2.33	137,212	$2.35
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	—	—	(2,894)	$3.13

Outstanding at end of quarter	88,836	$2.33	134,318	$2.33

Exercisable at the end of the quarter	88,836	$2.33	134,318	$2.33

Weighted average fair value of options granted during the quarter		—		—

The aggregate intrinsic value of exercisable and outstanding options at September 30, 2007 was $579,211.

NOTE E — SEGMENT INFORMATION

	Three Months Ended September 30,		Six Months Ended September 30,

	2007	2006	2007	2006

	(in thousands)		(in thousands)
Net sales
Coil	$19,575	$26,806	$40,650	$54,691
Tubular	21,580	24,824	51,035	49,563

Total net sales	$41,155	$51,630	$91,685	$104,254

Operating profit
Coil	$544	$505	$1,480	$2,057
Tubular	1,268	2,202	3,525	4,988

Total operating profit	1,812	2,707	5,005	7,045
Corporate expenses	466	608	1,309	1,643
Interest expense	—	—	48	—
Gain on sale of assets	—	(1,313)	—	(1,313)
Interest & other income	(55)	(67)	(97)	(124)

Total earnings before taxes	$1,401	$3,479	$3,745	$6,839

	September 30, 2007	March 31, 2007
	(in thousands)	(in thousands)
Segment assets
Coil	$25,062	$27,601
Tubular	25,936	36,491

	50,998	64,092
Corporate assets	5,253	1,780

	$56,251	$65,872

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

NOTE F — SALE OF ASSETS

     In September 2006, the Company closed on the sale of real property owned by the company in Houston, Texas. This sale resulted in a before tax gain of $1,312,839. The proceeds from the sale of this property were used to purchase and improve real property associated with the new coil facility to be located in Decatur, Alabama.

Note G — RECENT ACCOUNTING PRONOUNCEMENT

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on our consolidated financial statements.

Note H — SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid income taxes of approximately $2,027,000 and $2,690,000 in the periods ended September 30, 2007 and 2006, respectively. The Company paid interest of approximately $48,000 and $0 in the periods ended September 30, 2007 and 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006

    During the six months ended September 30, 2007, sales, costs of goods sold and gross profit decreased $12,568,593, $10,487,656 and $2,080,937, respectively, from the comparable amounts recorded during the six months ended September 30, 2006. The decrease in sales was related to a decline in tons sold as well as a decrease in average selling prices. Tons shipped decreased from approximately 157,000 tons in the 2006 period to 145,000 tons in the 2007 period. The average per ton selling price decreased from approximately $664 per ton in the 2006 period to approximately $632 per ton in the 2007 period. The decline in costs of goods sold was primarily related to the decrease in sales. Average per ton costs of goods sold decreased from approximately $611 per ton in the 2006 period to $589 per ton in the 2007 period. The decrease in gross profit was related primarily to the reduction in tons shipped. In addition, gross profit as a percentage of sales decreased from approximately 7.9% in the 2006 period to 6.8% in the 2007 period. The Company experienced softer market conditions for its products in the 2007 period compared to strong market conditions in the 2006 period.

    Coil product segment sales decreased approximately $14,041,000 during the 2007 period. This segment experienced decreases in both tons sold and average selling prices. Tons of coil products sold declined from approximately 78,000 tons in the 2006 period to 61,000 tons in the 2007 period. Average per ton selling price decreased from approximately $700 per ton to approximately $662 per ton. Coil operating profit decreased approximately $577,000 due primarily to the reduction in tons sold. Coil operating profit as a percentage of coil segment sales decreased from approximately 3.8% in the 2006 period to 3.6% in the 2007 period.

    In the 2006 period, the Company phased out the Lone Star coil facility (“LSCF”). The LSCF accounted for approximately 1% of total sales and generated a small loss in the 2006 period. Certain LSCF assets will be redeployed to the Company’s new coil operation to be located in Decatur, Alabama in close proximity to the Nucor Steel Company (“NSC”) steel mill located there. The Company expects to have this new facility in operation in fiscal 2008.

    The Company is dependent on NSC for its supply of coil inventory. In the 2007 period, NSC continued to supply steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC.

    Tubular product segment sales increased approximately $1,472,000 during the 2007 period. This increase was primarily related to an increase in tons shipped in the 2007 period which was partially offset by a decline in average selling price. Tons shipped increased from approximately 79,000 tons in the 2006 period to 84,000 tons in the 2007 period. Average selling prices declined from approximately $629 per ton in the 2006 period to $609 per ton in the 2007 period. Tubular product segment operating profits as a percentage of segment sales were approximately 10.1% and 6.9% in the 2006 and 2007 periods, respectively. Margins were adversely affected by softer market conditions in the 2007 period.

    Lone Star Steel Company (“LSS”) is the Company’s primary supplier of tubular products and coil material used in pipe manufacturing. In June 2007, United States Steel Corporation consummated its purchase of LSS. In the 2007 period, LSS continued to supply the Company with pipe in amounts that were adequate for the Company’s purposes.

     LSS has also been one of the Company’s principal customers for tubular products. A substantial portion of the coil material purchased from LSS is manufactured into tubular products and sold to LSS. Beginning in September 2007, the Company began to experience a decrease in the tons of pipe historically produced for LSS which resulted in a decrease in the Company’s sales. The Company has been advised that this reduction is associated with the adjustment of inventory levels at LSS. If future production for LSS continues to be reduced, the Company believes that its sales will decline but gross profit will not be impacted proportionately as pipe produced for LSS is sold to LSS at a reduced profit margin.

    During the 2007 period, general, selling and administrative costs decreased $374,520 from the amount recorded during the 2006 period. This decrease was related primarily to decreases in commissions and bonuses associated with the decline in earnings and volume.

    In September 2006, the Company sold the real property owned by the Company in Houston, Texas and signed a twelve month rental agreement to rent corporate office space at this location for $1,400 per month. This sale resulted in a before tax gain of $1,312,839. Proceeds received from the sale were used to purchase and improve real property associated with the Company’s new coil operation to be located in Decatur, Alabama.

    Interest expense increased $47,740 in the 2007 period. For two months in the 2007 period, the Company borrowed funds pursuant to its line of credit facility to support cash flow.

    Interest and other income decreased $26,483 from the comparable amount recorded in the 2006 period. This decrease was associated primarily with a decrease in the average invested cash positions in the 2007 period.

    Income taxes decreased $1,153,812 from the comparable amount recorded during the 2006 period. This decrease was primarily related to the decrease in earnings before taxes. Effective tax rates were 35.5% and 34.0% in the 2006 and 2007 periods, respectively. In the 2007 period, the Company benefited from a reduction in state taxes due to changes in state law and from a federal tax decrease associated with manufacturing companies.

    Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

    During the three months ended September 30, 2007, sales, costs of goods sold and gross profit decreased $10,475,373, $9,501,494 and $973,879, respectively, from the comparable amounts recorded during the three months ended September 30, 2006. The decrease in sales was related primarily to a decrease in tons sold which declined from approximately 76,000 tons in the 2006 quarter to 67,000 tons in the 2007 quarter. In addition, the average selling price per ton decreased from approximately $682 per ton in the 2006 quarter to $619 per ton in the 2007 quarter. The decrease in costs of goods sold was primarily related to the decrease in sales. The average per ton cost of goods decreased from approximately $637 in the 2006 quarter to $582 in the 2007 quarter. The reduction in gross profit was related to the reduction in tons sold and a decrease in margins. Gross profit as percentage of sales declined from approximately 6.6% in the 2006 quarter to approximately 5.9% in the 2007 quarter. The Company experienced softer market conditions for its products in the 2007 quarter compared to somewhat stronger market conditions in the 2006 quarter.

    Coil product segment sales decreased approximately $7,231,000 during the 2007 quarter. This decrease was related primarily to decrease in tons sold which decreased from approximately 37,000 tons in the 2006 quarter to 30,000 tons in the 2007 quarter. In addition, average selling prices decreased from approximately $731 per ton in the 2006 quarter to $648 per ton in the 2007 quarter. Coil operating profit increased approximately $39,000 from the amount recorded in the 2006 quarter. Coil operating profits as a percentage of sales were approximately 1.9% and 2.8% in the 2006 and 2007 quarters, respectively. In the 2006 quarter, coil operations were adversely affected by an increase in cost of material that could not be passed along to customers in the short term.

    Tubular product segment sales decreased approximately $3,244,000 during the 2007 quarter. This decrease was related to a decrease in average per ton selling price and decline in tons sold. The average per ton selling price decreased from approximately $636 per ton in the 2006 quarter to $594 per ton in the 2007 quarter. In addition, tons sold decreased from approximately 39,000 tons in the 2006 quarter to 36,000 tons in the 2007 quarter. Tubular product segment operating profits as a percentage of segment sales were approximately 8.9% and 5.9% in the 2006 and 2007 quarters, respectively. The Company experienced somewhat softer market conditions for its pipe products in the 2007 quarter as compared to conditions in the 2006 quarter.

    In June 2007, United States Steel Corporation consummated its purchase of LSS, one of the Company’s principal customers for tubular products and the primary supplier of tubular products and coil material used in the Company’s pipe manufacturing operations. A substantial portion of coil material purchased from LSS is manufactured into tubular products which are then sold to LSS. In the 2007 quarter, the Company began to experience a decrease in the tons of pipe historically produced for LSS which resulted in a decrease in the Company’s sales of approximately $1,300,000. The Company has been advised that this reduction is associated with the adjustment of inventory levels at LSS. If future production for LSS continues to be reduced, the Company believes that its sales will decline but gross profit will not be impacted proportionately as pipe produced for LSS is sold to LSS at a reduced profit margin.

    General, selling and administrative costs declined $219,556 from the amount recorded in the 2006 quarter. This decline was related primarily to bonuses and commissions based on earnings or volume.

    In September 2006, the Company sold the real property owned by the Company in Houston, Texas and signed a twelve month rental agreement to rent corporate office space at this location for $1,400 per month. This sale resulted in a before tax gain of $1,312,839. Proceeds received from the sale were used to purchase and improve real property associated with the Company’s new coil operation to be located in Decatur, Alabama.

    Interest and other income decreased $10,805 from the comparable amount recorded in the 2006 quarter. This decrease was associated primarily with a decrease in the average invested cash positions in the 2007 quarter.

    Federal income taxes decreased $730,990 from the comparable amount recorded during the 2006 quarter. This decrease was primarily related to the decrease in earnings before taxes. Effective tax rates were 34.8% and 34.3% in the 2006 and 2007 quarters, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

      The Company remained in a strong, liquid position at September 30, 2007. Current ratios were 3.3 and 2.2 at September 30, 2007 and March 31, 2007, respectively. Working capital was $27,826,760 at September 30, 2007 and $28,464,786 at March 31, 2007.

      During the three months ended September 30, 2007, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in current assets and liabilities during the 2007 period were related primarily to the ordinary course of business of the Company. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

      During the period ended September 30, 2007, the Company purchased approximately $2,760,223 in fixed assets. These assets were related primarily to equipment associated with the new coil operation to be located in Decatur, Alabama. In connection with this planned new operation, the Company phased out its coil processing facility in Lone Star, Texas in the 2006 period and will redeploy certain of these assets to this new coil facility. At the Decatur site, the Company is constructing a coil processing facility to include a steel temper mill and a steel cut-to-length line including a leveling line. The Company expects to commence operations at the Decatur site in fiscal 2008. In addition to the funds used to purchase the real property in Alabama, the Company’s Board of Directors authorized up to an additional $16 million to be used for capital expenditures and operational cash requirements at this location. At September 30, 2007, the Company had invested approximately $8,800,000 at this location and expects to spend approximately $700,000 to complete this facility.

      The Company has an arrangement with a bank which provides for a revolving line of credit facility (the “revolving facility”). Pursuant to the revolving facility, which expires April 1, 2010, the Company may borrow up to $10 million at the bank’s prime rate or 1.5% over LIBOR. The Company uses the revolving facility to support cash flow and will borrow and repay the note as working capital is required. At September 30, 2007 and March 31, 2007, the Company had no borrowings outstanding under the revolving facility.

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

Item 4. Controls and Procedures

      The Company’s management, with the participation of the Company’s principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period ended September 30, 2007. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period September 30, 2007 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

      There were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended September 30, 2007

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 1A. Risk Factors

      Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a). Not applicable

b). Not applicable

c). Not applicable

Item 3. Defaults Upon Senior Securities

a). Not applicable

b). Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held on September 6, 2007, the Company’s shareholders elected nine directors to the Company’s Board of Directors. The number of shares voted for and withheld with respect to the election of each director was as follows:

Name	Shares Voted For	Shares Withheld
Jack Friedman	4,290,222	1,593,772
Harold Friedman	4,295,144	1,588,850
William E. Crow	4,304,975	1,579,019
Durga D. Arawal	5,523,090	360,904
Charles W. Hall	4,053,564	1,830,430
Alan M. Rauch	5,510,972	373,022
Hershel M. Rich	5,520,329	363,665
Joel Spira	5,647,735	236,259
Joe L. Williams	4,291,312	1,592,682

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
Date November 14, 2007
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