Form 10-Q
period 2007-12-31
FRIEDMAN INDUSTRIES INC
filed 2008-02-14
CIK 39092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	74-1504405 (I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

     At December 31, 2007, the number of shares outstanding of the issuer’s only class of stock was 6,712,108 shares of Common Stock.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
SIGNATURES
EXHIBIT INDEX
Certification Pursuant to Section 302 by William E. Crow
Certification Pursuant to Section 302 by Ben Harper
Certification Pursuant to Section 906 by William E. Crow
Certification Pursuant to Section 906 by Ben Harper

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2007	MARCH 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,422,882	$1,039,030
Accounts receivable, net of allowances for bad debts and cash discounts of $37,276 at December 31 and March 31, 2007	11,697,812	17,261,553
Inventories	27,304,953	33,272,823
Prepaid federal income taxes	424,739	—
Other	241,759	157,963

TOTAL CURRENT ASSETS	41,092,145	51,731,369
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Construction in progress	8,291,226	5,004,550
Buildings and yard improvements	3,494,294	3,494,294
Machinery and equipment	21,777,383	21,236,184
Less accumulated depreciation	(18,098,764)	(17,344,822)

	16,546,470	13,472,537
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	703,200	667,800

TOTAL ASSETS	$58,341,815	$65,871,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,825,793	$21,875,516
Current portion of long-term debt	54,028	—
Dividends payable	407,967	536,969
Income taxes payable	—	46,742
Contribution to profit sharing plan	193,500	256,000
Employee compensation and related expenses	382,849	551,356

TOTAL CURRENT LIABILITIES	13,864,137	23,266,583
LONG-TERM DEBT LESS CURRENT PORTION	81,042	—
DEFERRED INCOME TAXES	102,101	1,934
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	532,897	493,191
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,887,824 at December 31 and March 31, 2007	7,887,824	7,887,824
Additional paid-in capital	28,887,517	28,887,517
Treasury stock at cost (1,175,716 shares at December 31 and March 31, 2007)	(5,475,964)	(5,475,964)
Retained earnings	12,462,261	10,810,621

TOTAL STOCKHOLDERS’ EQUITY	43,761,638	42,109,998

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,341,815	$65,871,706

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS-UNAUDITED

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net sales	$38,062,240	$47,472,953	$129,747,321	$151,726,627
Costs and expenses
Costs of goods sold	36,092,428	44,209,344	121,575,529	140,180,101
General, selling and administrative costs	1,024,178	1,142,955	3,530,341	4,023,638
Interest expense	—	—	47,740	—
Gain on sale of assets	—	—	—	(1,312,839)

	37,116,606	45,352,299	125,153,610	142,890,900
Interest and other income	(65,875)	(57,334)	(163,175)	(181,117)

Earnings before income taxes	1,011,509	2,177,988	4,756,886	9,016,844
Provision for income taxes:
Current	317,913	735,375	1,523,175	3,038,918
Deferred	33,389	63,464	100,167	185,773

	351,302	798,839	1,623,342	3,224,691

Net income	$660,207	$1,379,149	$3,133,544	$5,792,153

Weighted average number of common shares outstanding:
Basic	6,712,108	6,696,947	6,712,108	6,676,733
Diluted	6,771,995	6,765,628	6,776,592	6,743,240
Net income per share:
Basic	$0.10	$0.21	$0.47	$0.87
Diluted	$0.10	$0.20	$0.46	$0.86
Cash dividends declared per common share	$0.06	$0.10	$0.22	$0.26

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended
	December 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$3,133,544	$5,792,153
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	847,200	761,700
Provision for deferred taxes	100,167	185,773
Provision for postretirement benefits	39,706	35,586
Gain on sale of assets	—	(1,312,839)
Tax benefits associated with equity-based compensation	—	(163,212)
Decrease (increase) in operating assets:
Accounts receivable	5,563,741	79,214
Inventories	5,967,870	(4,178,588)
Prepaid federal income taxes	(424,739)	(250,528)
Other	(83,796)	(173,992)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(9,049,723)	2,481,466
Deferred credit for LIFO replacement	—	53,235
Contribution to profit-sharing plan	(62,500)	(53,500)
Employee compensation and related expenses	(168,507)	(209,111)
Federal income taxes	(46,742)	(143,196)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	5,816,221	2,904,161
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,921,132)	(4,867,220)
(Increase) decrease in cash value of officers’ life insurance and other assets	(35,400)	(49,182)
Proceeds from sale of asset	—	1,388,318

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(3,956,532)	(3,528,084)
FINANCING ACTIVITIES
Cash dividends paid	(1,610,907)	(1,599,990)
Principal payments on notes payable and revolving credit facility	(27,014)	—
Long-term debt	162,084	—
Options exercised	—	105,973
Tax benefits associated with equity-based compensation	—	163,212

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(1,475,837)	(1,330,805)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	383,852	(1,954,728)
Cash and cash equivalents at beginning of period	1,039,030	1,982,526

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,422,882	$27,798

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED

NOTE A — BASIS OF PRESENTATION

     The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended March 31, 2007.

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

     During the nine-months ended December 31, 2006 (the “2006 period”), LIFO inventories were reduced but were replaced by March 31, 2007. A deferred credit of $53,235 was recorded at December 31, 2006 to reflect replacement costs in excess of LIFO cost. LIFO inventories were also reduced in the nine-months ended December 31, 2007 (the “2007 period”) and are expected to be partially replaced by March 31, 2008. Since this replacement is not expected to have a significant impact on earnings, no deferred credit was recorded at December 31, 2007.

     A summary of inventory values follows:

	December 31,	March 31,
	2007	2007

Prime Coil Inventory	$9,785,967	$11,034,422
Non-Standard Coil Inventory	863,438	665,234
Tubular Raw Material	2,491,614	5,854,255
Tubular Finished Goods	14,163,934	15,718,912

	$27,304,953	$33,272,823

NOTE C — LONG-TERM DEBT

     The Company has a $10 million revolving credit facility which expires April 1, 2010. There were no amounts outstanding pursuant to the facility at December 31, 2007 and March 31, 2007. In January 2008, the Company borrowed $5,000,000 pursuant to this facility to support working capital.

      In June 2007, the Company incurred an interest free, long-term liability of $162,084 related to the purchase of pipe loading equipment which is payable in 36 equal monthly payments.

NOTE D — STOCK BASED COMPENSATION

     Under the Company’s 1989 and 1996 Stock Option Plans, options were granted to certain officers and key employees to purchase common stock of the Company. Pursuant to the terms of the plans, no additional options may be granted. All options have ten-year terms and become fully exercisable at the end of six months of continued employment. The following is a summary of activity relative to options outstanding during each of the quarters ended December 31:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of quarter	88,836	$2.33	137,212	$2.35
Granted	—	—	—	—
Exercised	—	—	(45,482)	$2.33
Canceled or expired	—	—	(2,894)	$3.13

Outstanding at end of quarter	88,836	$2.33	88,836	$2.33

Exercisable at the end of the quarter	88,836	$2.33	88,836	$2.33

Weighted average fair value of options granted during the quarter		—		—

The aggregate intrinsic value of exercisable and outstanding options at December 31, 2007 was $357,121.

NOTE E — SEGMENT INFORMATION

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2007	2006	2007	2006

	(in thousands)		(in thousands)
Net Sales
Coil	$19,204	$21,084	$59,854	$75,775
Tubular	18,858	26,389	69,893	$75,952

Total net sales	$38,062	$47,473	$129,747	$151,727

Operating profit
Coil	$458	$1,071	$1,938	$3,128
Tubular	887	1,495	4,412	6,483

Total operating profit	1,345	2,566	6,350	9,611
General corporate expenses	399	445	1,708	2,088
Interest Expense	—	—	48	—
Gain on sale of assets	—	—	—	(1,313)
Interest & other income	(66)	(57)	(163)	(181)

Total earnings before taxes	$1,012	$2,178	$4,757	$9,017

	December 31, 2007	March 31, 2007
	(in thousands)	(in thousands)
Segment assets
Coil	$28,068	$27,601
Tubular	27,675	36,491

	55,743	64,092
Corporate assets	2,599	1,780

	$58,342	$65,872

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
Note H — SUPPLEMENTAL CASH FLOW INFORMATION
     The Company paid income taxes of approximately $2,282,000 and $3,610,000 in the periods ended December 31, 2007 and 2006, respectively. The Company paid interest of approximately $48,000 and $0 in the periods ended December 31, 2007 and 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006

    During the nine months ended December 31, 2007, sales, costs of goods sold and gross profit decreased $21,979,306, $18,604,572 and $3,374,734, respectively, from the comparable amounts recorded during the nine months ended December 31, 2006. The decrease in sales was related to a decline in tons sold as well as a decrease in average selling prices. Tons shipped decreased from approximately 229,000 tons in the 2006 period to 208,000 tons in the 2007 period. The average per ton selling price decreased from approximately $661 per ton in the 2006 period to approximately $622 per ton in the 2007 period. The decline in costs of goods sold was primarily related to the decrease in sales. Average per ton costs of goods sold decreased from approximately $611 per ton in the 2006 period to $583 per ton in the 2007 period. The decrease in gross profit was related primarily to the reduction in tons shipped. In addition, gross profit as a percentage of sales decreased from approximately 7.6% in the 2006 period to 6.3% in the 2007 period. The Company experienced softer market conditions for its products in the 2007 period compared to strong market conditions in the 2006 period. Management believes that softer market conditions experienced in the 2007 period were related to a weakening in the U.S. economy.
     Coil product segment sales decreased approximately $15,921,000 during the 2007 period. This segment experienced decreases in both tons sold and average selling prices. Tons of coil products sold declined from approximately 109,000 tons in the 2006 period to 92,000 tons in the 2007 period. The average per ton selling price decreased from approximately $694 per ton to approximately $648 per ton. Coil operating profit decreased approximately $1,190,000 due primarily to the reduction in tons sold. Coil operating profit as a percentage of coil segment sales decreased from approximately 4.1% in the 2006 period to 3.2% in the 2007 period. Softer market conditions for coil products was experienced in the 2007 period.
     In the 2006 period, the Company phased out the Lone Star coil facility (“LSCF”). LSCF accounted for approximately 1% of total sales and generated a small loss in the 2006 period. Certain LSCF assets were redeployed to the Company’s new coil operation located in Decatur, Alabama.
     The Company is dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. In the 2007 period, NSC continued to supply steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC.
     Tubular product segment sales decreased approximately $6,059,000 during the 2007 period. This decrease was related to a decrease in tons shipped in the 2007 period and a decline in the average per ton selling price. Tons shipped decreased from approximately 120,000 tons in the 2006 period to 116,000 tons in the 2007 period. Average selling prices declined from approximately $631 per ton in the 2006 period to $602 per ton in the 2007 period. Sales to Lone Star Steel Company, L.P. (“LSS”), a subsidiary of United States Steel Corporation, declined in the 2007 period. This decrease is discussed further in the paragraph below. Tubular product segment operating profits as a percentage of segment sales were approximately 8.5% and 6.3% in the 2006 and 2007 periods, respectively. Margins were adversely affected by softer market conditions in the 2007 period.
     LSS is the Company’s primary supplier of tubular products and coil material used in pipe manufacturing. In June 2007, United States Steel Corporation consummated its purchase of LSS. In the 2007 period, LSS continued to supply the Company with pipe in amounts that were adequate for the Company’s purposes.
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
     During the 2007 period, general, selling and administrative costs decreased $493,297 from the amount recorded during the 2006 period. This decrease was related primarily to decreases in commissions and bonuses associated with the decline in earnings and volume.
     In September 2006, the Company sold the real property owned by the Company in Houston, Texas and signed a twelve month rental agreement to rent corporate office space at this location for $1,400 per month. This sale resulted in a before tax gain of $1,312,839. Proceeds received from the sale were used to purchase and improve real property associated with the Company’s new coil operation located in Decatur, Alabama.
     Interest expense increased $47,740 in the 2007 period. For two months in the 2007 period, the Company borrowed funds pursuant to its line of credit facility.
     Federal income taxes decreased $1,601,349 from the comparable amount recorded during the 2006 period. This decrease was primarily related to the decrease in earnings before taxes. Effective tax rates were 35.8% and 34.1% in the 2006 and 2007 periods, respectively. In the 2007 period, the Company benefited from a reduction in state taxes and from a tax decrease associated with manufacturing companies.

    Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

     During the three months ended December 31, 2007, sales, costs of goods sold and gross profit decreased $9,410,713, $8,116,916 and $1,293,797, respectively, from the comparable amounts recorded during the three months ended December 31, 2006. The decrease in sales was related primarily to a decrease in tons sold which declined from approximately 72,000 tons in the 2006 quarter to 63,000 tons in the 2007 quarter. In addition, the average selling price per ton decreased from approximately $655 per ton in the 2006 quarter to $601 per ton in the 2007 quarter. The decrease in costs of goods sold was primarily related to the decrease in sales. The average per ton cost of goods decreased from approximately $610 in the 2006 quarter to $570 in the 2007 quarter. The reduction in gross profit was related to the reduction in tons sold and a decrease margins earned. Gross profit as percentage of sales declined from approximately 6.9% in the 2006 quarter to approximately 5.2% in the 2007 quarter. The Company experienced softer market conditions for its products in the 2007 quarter. Management believes that softer market conditions experienced in the 2007 period were related to a weakening in the U. S. economy.
     Coil product segment sales decreased approximately $1,880,000 during the 2007 quarter. This decrease was related primarily to a decrease in average selling prices which declined from an average of approximately $680 per ton in the 2006 quarter to $620 per ton in the 2007 quarter. Approximately 31,000 tons were sold in the 2006 and 2007 quarters, respectively. Coil operating profit decreased approximately $613,000 from the amount recorded in the 2006 quarter. This decrease was related primarily to a reduction of margins earned on sales. Coil operating profits as a percentage of sales were approximately 5.1% and 2.4% in the 2006 and 2007 quarters, respectively. In the 2007 quarter, coil operations were adversely affected by soft market conditions for coil products.
     Tubular product segment sales decreased approximately $7,531,000 during the 2007 quarter. This decrease was related to a decrease in average per ton selling price and decline in tons sold. The average per ton selling price decreased from approximately $636 per ton in the 2006 quarter to $582 per ton in the 2007 quarter. In addition, tons sold decreased from approximately 41,000 tons in the 2006 quarter to 32,000 tons in the 2007 quarter. Tubular product segment operating profits as a percentage of segment sales were approximately 5.7% and 4.7% in the 2006 and 2007 quarters, respectively. The Company experienced softer market conditions for its pipe products in the 2007 quarter as compared to conditions in the 2006 quarter.
     In June 2007, United States Steel Corporation consummated its purchase of LSS, one of the Company’s principal customers for tubular products and the primary supplier of tubular products and coil material used in the Company’s pipe manufacturing operations. A substantial portion of coil material purchased from LSS is manufactured into tubular products which are then sold to LSS. In the 2007 quarter, the Company experienced a decrease in the tons of pipe historically produced for LSS which resulted in a decrease in the Company’s sales. The Company has been advised that this reduction is associated with the adjustment of inventory levels at LSS. If future production for LSS continues to be reduced, the Company believes that its sales will decline but gross profit will not be impacted proportionately as pipe produced for LSS is sold to LSS at a reduced profit margin.
     General, selling and administrative costs declined $118,777 from the amount recorded in the 2006 quarter. This decline was related primarily to bonuses and commissions based on earnings or volume.
     Income taxes decreased $447,537 from the comparable amount recorded during the 2006 quarter. This decrease was primarily related to the decrease in earnings before taxes. Effective tax rates were 36.7% and 34.7% in the 2006 and 2007 quarters, respectively. In the 2007 period, the Company benefited from a reduction in state taxes and from a tax decrease associated with manufacturing companies.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

      The Company remained in a strong, liquid position at December 31, 2007. Current ratios were 3.0 and 2.2 at December 31, 2007 and March 31, 2007, respectively. Working capital was $27,228,008 at December 31, 2007 and $28,464,786 at March 31, 2007.

      During the three months ended December 31, 2007, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in current assets and liabilities during the 2007 period were related primarily to the ordinary course of business of the Company. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

      During the 2007 period, the Company purchased approximately $3,921,000 in fixed assets. These assets were related primarily to equipment associated with the new coil operation to be located in Decatur, Alabama. In connection with this planned new operation, the Company phased out its coil processing facility in Lone Star, Texas in the 2006 period and redeployed certain of these assets to this new coil facility. At the Decatur site, the Company is constructing a coil processing facility to include a steel temper mill and a steel cut-to-length line including a leveling line. The Company expects to commence operations at the Decatur site in March 2008. In addition to the funds used to purchase the real property in Alabama, the Company’s Board of Directors authorized up to an additional $16 million to be used for capital expenditures and operational cash requirements at this location. At December 31, 2007, the Company had invested approximately $9,700,000 at this location. The Company estimates that it will cost an additional $300,000 to complete this facility.

      The Company has an arrangement with a bank which provides for a revolving line of credit facility (the “revolving facility”). Pursuant to the revolving facility, which expires April 1, 2010, the Company may borrow up to $10 million at the bank’s prime rate or 1.5% over LIBOR. The Company uses the revolving facility to support cash flow and will borrow and repay the note as working capital is required. At December 31, 2007 and March 31, 2007, the Company had no borrowings outstanding under the revolving facility. Subsequently in January 2008, the Company borrowed $5,000,000 pursuant to the revolving facility to support working capital. Depending on cash requirements, the Company expects to partially payoff these borrowings by March 31, 2008.

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

Item 4. Controls and Procedures

      The Company’s management, with the participation of the Company’s principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period ended December 31, 2007. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period December 31, 2007 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

      There were no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED
Three Months Ended December 31,2007
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

Date February 14, 2008	FRIEDMAN INDUSTRIES, INCORPORATED
	By:	/s/ BEN HARPER
Ben Harper. Senior Vice President-Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 31.2	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

Exhibit 32.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 32.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Ben Harper