Form 10-Q
period 2008-06-30
FRIEDMAN INDUSTRIES INC
filed 2008-08-12
CIK 39092

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑                    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
     At June 30, 2008, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2008	MARCH 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,213,256	$2,643,922
Accounts receivable, net of allowances for bad debts and cash discounts of $37,276 at June 30 and March 31, 2008	15,825,152	16,742,000
Inventories	19,316,064	29,900,327

Other	240,075	136,345

TOTAL CURRENT ASSETS	47,594,547	49,422,594
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Construction in progress	9,546,244	8,706,172
Buildings and yard improvements	3,494,293	3,494,294
Machinery and equipment	22,186,113	21,879,259
Less accumulated depreciation	(18,693,583)	(18,389,983)

	17,615,398	16,772,073

OTHER ASSETS:
Cash value of officers’ life insurance and other assets	734,000	720,001
Deferred income taxes	—	43,724

TOTAL ASSETS	$65,943,945	$66,958,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,707,598	$13,499,314
Current portion of long-term debt	54,028	54,028
Deferred credit for LIFO replacement	2,456,108	—
Dividends payable	543,956	339,972
Income taxes payable	1,750,585	70,069
Contribution to profit sharing plan	149,500	259,500
Employee compensation and related expenses	1,215,430	561,483

TOTAL CURRENT LIABILITIES	16,877,205	14,784,366
LONG-TERM DEBT LESS CURRENT PORTION	54,028	6,667,536
DEFERRED INCOME TAXES	58,173	—
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	566,093	549,749
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at June 30 and March 31, 2008	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at June 30 and March 31, 2008)	(5,475,964)	(5,475,964)
Retained earnings	16,885,576	13,453,871

TOTAL STOCKHOLDERS’ EQUITY	48,388,446	44,956,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,943,945	$66,958,392

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2008	2007
Net Sales	$59,598,696	$50,530,510
Costs and expenses
Costs of goods sold	51,533,953	46,760,892
General, selling and administrative costs	1,981,023	1,419,493
Interest expense	23,310	47,740

	53,538,286	48,228,125
Interest and other income	(41,418)	(41,770)

Earnings before income taxes	6,101,828	2,344,155
Provision for income taxes:
Current	2,024,271	758,315
Deferred	101,897	33,389

	2,126,168	791,704

Net earnings	$3,975,660	$1,552,451

Average number of common shares outstanding:
Basic	6,799,444	6,712,108
Diluted	6,799,444	6,779,583
Net earnings per share:
Basic	$0.58	$0.23
Diluted	$0.58	$0.23
Cash dividends declared per common share	$0.08	$0.08

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2008	2007
OPERATING ACTIVITIES
Net earnings	$3,975,660	$1,552,451
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	303,600	279,300
Provision for deferred taxes	101,897	33,389
Change in post retirement benefits	16,344	13,235
Decrease (increase) in operating assets:
Accounts receivable	916,848	356,414
Inventories	10,584,263	7,558,581
Other current assets	(103,731)	13,239
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(2,791,716)	(9,262,507)
Contribution to profit-sharing plan	(110,000)	(191,500)
Employee compensation and related expenses	653,947	109,112
Income taxes payable	1,680,516	615,602
Deferred credit for LIFO replacement	2,456,108	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,683,736	1,077,316
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,146,924)	(1,259,545)
(Increase) in cash surrender value of officers’ life insurance	(13,998)	(11,800)

NET CASH USED IN INVESTING ACTIVITIES	(1,160,922)	(1,271,345)
FINANCING ACTIVITIES
Cash dividends paid	(339,972)	(536,969)
Long-term debt	(6,613,508)	162,084

NET CASH (USED) IN FINANCING ACTIVITIES	(6,953,480)	(374,885)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,569,334	(568,914)
Cash and cash equivalents at beginning of period	2,643,922	1,039,030

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,213,256	$470,116

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended March 31, 2008.
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
     During the quarter ended June 30, 2008, LIFO inventories were reduced but are expected to be replaced by March 31, 2009. A deferred credit of $2,456,108 was recorded at June 30, 2008 to reflect replacement cost in excess of LIFO cost.
     A summary of inventory values by product group follows:

	June 30,	March 31,
	2008	2008
Prime Coil Inventory	$4,407,068	$8,121,728
Non-Standard Coil Inventory	1,116,894	918,334
Tubular Raw Material	2,979,335	7,444,805
Tubular Finished Goods	10,812,767	13,415,460

	$19,316,064	$29,900,327

NOTE C — LONG-TERM DEBT
     The Company has a $10 million revolving credit facility (the “revolver”) which expires April 1, 2010. There were no amounts outstanding pursuant to the revolver at June 30, 2008. At March 31, 2008, the Company owed $6,600,000 pursuant to the revolver at an average interest rate of approximately 4.4%. These loans were paid off in April and May 2008.
     In June 2007, the Company incurred an interest free, long-term liability of $162,084 related to the purchase of pipe loading equipment which is payable in 36 equal monthly payments and has a balance due of $108,056 at June 30, 2008.
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

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of quarter	—	—	88,836	$2.33
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	—	—	—	—

Outstanding at end of quarter	—	—	88,836	$2.33

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Exercisable at the end of the quarter	—	—	88,836	$2.33
Weighted average fair value of options granted during the quarter	—	—	—	—
Since no options were outstanding at June 30, 2008, intrinsic value was not applicable.
NOTE E — SEGMENT INFORMATION

	THREE MONTHS ENDED
	JUNE 30,
	2008	2007
	(in thousands)
Net sales
Coil	$26,007	$21,076
Tubular	33,592	29,455

Total net sales	$59,599	$50,531

Operating profit
Coil	$585	$936
Tubular	6,884	2,257

Total operating profit	7,469	3,193
Corporate expenses	1,385	843
Interest expense	23	48
Interest & other income	(41)	(42)

Total earnings before taxes	$6,102	$2,344

	June 30,	March 31,
	2008	2008
Segment assets
Coil	$26,254	$29,469
Tubular	26,709	34,041

	52,963	63,510
Corporate assets	12,981	3,448

	$65,944	$66,958

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
NOTE F — SUPPLEMENTAL CASH FLOW INFORMATION
The Company paid income taxes of approximately $371,000 and $173,000 in the quarter ended June 30, 2007 and 2008, respectively. Interest paid in the quarter ended June 30, 2007 and 2008 was approximately $0 and $34,000, respectively.
NOTE G — NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective, for the Company, beginning the first quarter of fiscal year 2009. For certain types of financial instruments, SFAS No. 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance of retained earnings in the fiscal year of adoption. All other provisions of SFAS No. 157 will be applied prospectively beginning in the first quarter of fiscal year 2009. Adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements in the quarter ended June 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     During the three months ended June 30, 2008, sales, costs of goods sold and gross profit increased $9,068,186, $4,773,061 and $4,295,125, respectively, from the comparable amounts recorded during the three months ended June 30, 2007. The sales increase was primarily related to an increase in the average selling price which increased from approximately $643 per ton in the 2007 quarter to approximately $781 per ton in the 2008 quarter. In the 2007 quarter, the Company sold approximately 79,000 tons compared to approximately 76,000 tons in the 2008 quarter. The increase in costs of goods sold was primarily related to an increase in the average per ton cost of goods which increased from approximately $595 per ton in the 2007 quarter to $675 per ton in the 2008 quarter. The increase in gross profit in the 2008 quarter was primarily related to substantially improved margins earned on sales, primarily pipe product sales. Gross profit as a percentage of sales increased from approximately 7.5% in the 2007 quarter to 13.5% in the 2008 quarter. The Company experienced strong demand for its pipe products in the 2008 quarter and margins improved significantly. In addition, the Company benefited from lower cost inventory sold at substantially improved selling prices. As inventory is replaced with higher material cost, the Company expects a reduction in margins earned on the sale of pipe products.
     Coil product segment sales increased approximately $4,931,000 during the 2008 quarter. This increase resulted primarily from an increase in the average per ton selling price which increased from approximately $676 per ton in the 2007 quarter to $841 per ton in the 2008 quarter. The Company sold approximately 31,000 tons in each of the quarters. Coil operating profit as a percentage of coil segment sales decreased from approximately 4.4% in the 2007 quarter to 2.2% in the 2008 quarter. During the 2008 quarter, the Company incurred a significant increase in cost of coil products. Average per ton cost increased from approximately $634 per ton in the 2007 quarter to $811 per ton in the 2008 quarter. The Company was unable to pass all of this increased cost to its customers in the 2008 quarter.
     The Company is primarily dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. NSC continues to supply the Company with steel coils in amounts that are adequate for the Company’s purposes.
     Tubular product segment sales increased approximately $4,137,000 during the 2008 quarter. This increase resulted from an increase in the average selling price per ton which increased from approximately $621 per ton in the 2007 quarter to $739 per ton in the 2008 quarter. The Company sold approximately 47,000 tons of pipe in the 2007 quarter compared to approximately 45,000 tons in the 2008 quarter. Tubular product segment operating profits as a percentage of segment sales improved from 7.7% in the 2007 quarter to 20.5% in the 2008 quarter. The Company experienced strong market conditions for its pipe products in the 2008 quarter and margins improved significantly. In addition, the Company benefited from lower cost inventory sold at substantially improved selling prices. As inventory is replaced with higher material cost, the Company expects a reduction in margins earned on the sale of pipe products.
     U. S. Steel Tubular Products, Inc. (“USS”), an affiliate of United States Steel Corporation that succeeded to the operations of Lone Star Steel Company, is the Company’s primary supplier of tubular products and coil material used in pipe manufacturing and is a major customer of manufactured pipe. In the 2008 quarter, USS continued to supply the Company with pipe in quantities that were adequate for the Company’s purposes. Loss of USS as a supplier or customer might have an adverse effect on the Company’s business.
     During the 2008 quarter, general, selling and administrative costs increased $561,530 from the amount recorded during the 2007 quarter. This increase was related primarily to increases in commissions and bonuses associated with the increase in earnings.
     Income taxes increased $1,334,464 from the comparable amount recorded during the 2007 quarter. This increase was primarily related to the increase in earnings before taxes. Effective tax rates were 34.8% and 33.8% in the 2008 and 2007 quarters, respectively. The Company incurred an increase in state income taxes in the 2008 quarter.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
     The Company remained in a strong, liquid position at June 30, 2008. Current ratios were 2.8 and 3.3 at June 30, 2008 and March 31, 2008, respectively. Working capital was $30,717,342 at June 30, 2008 and $34,638,228 at March 31, 2008.
     During the three months ended June 30, 2008, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Cash and cash equivalents was generated primarily from earnings and from a substantial decline in inventory and was used to pay off long-term debt and pay down accounts payable. Due to the high price of raw steel, the Company has intensified its monitoring of inventory positions and its effort to be efficient in the management of these assets. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.
     During the quarter ended June 30, 2008, the Company purchased approximately $1,147,000 in fixed assets. These assets were related primarily to equipment associated with the new coil operation in Decatur, Alabama, which is expected to be in production in August 2008. In connection with this new operation, the Company phased out its coil processing facility in Lone Star, Texas in the 2006 quarter and redeployed certain of these assets to this new coil facility. At the Decatur processing facility, the Company will operate a steel temper mill and a steel cut-to-length line including a leveling line. In addition to the funds used to purchase the real property in Alabama, the Company’s Board of Directors authorized up to an additional $16 million to be used for capital expenditures and operational cash requirements at this location. Currently, this facility is in a start-up mode and the cost to complete is not expected to be significant. Construction in progress assets were not being depreciated as of June 30, 2008.
     The Company has an arrangement with a bank which provides for a revolving line of credit facility (the “revolver”). Pursuant to the revolver, which expires April 1, 2010, the Company may borrow up to $10 million at an interest rate of the bank’s prime rate or 1.5% over LIBOR. The Company uses the revolver to support cash flow and will borrow and repay the note as working capital is required. At June 30, 2008, the Company had no borrowings outstanding under the revolver. At March 31, 2008, the Company owed $6,600,000 pursuant to the revolver at an average interest rate of approximately 4.4%. These loans were paid off in April and May 2008.
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
CRITICAL ACCOUNTING POLICIES
     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy which requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventory requires estimates of the year end quantities which is inherently difficult. Historically, these estimates have been materially correct. At June 30, 2008, LIFO inventories were reduced but are expected to be replaced by March 31, 2009. A deferred credit of $2,456,108 was recorded at June 30, 2008, to reflect the replacement costs in excess of the LIFO cost associated with liquidated inventory.
FORWARD-LOOKING STATEMENTS
     From time to time, the Company may make certain statements that contain forward-looking information (as defined in the Private Securities Litigation Reform Act of 1996) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future results of operations, future production capacity, product quality and proposed expansion plans. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company’s filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934. Actual results and trends in the future may differ materially depending on a variety of factors including but not limited to changes in the demand and prices of the Company products, changes in the demand for steel and steel products in general and the Company’s success in executing its internal operating plans, including any proposed expansion plans.
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

Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended June 30, 2008. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2008 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED
Three Months Ended June 30, 2008
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
Date August 12, 2008
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