Form 10-Q
period 2008-09-30
FRIEDMAN INDUSTRIES INC
filed 2008-11-14
CIK 39092

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
Yes ☐                    No ☑
     At September 30, 2008, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	March 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,665,614	$2,643,922
Accounts receivable, net of allowances for bad debts and cash discounts of $37,276 at September 30 and March 31, 2008	22,024,581	16,742,000
Inventories	35,415,932	29,900,327

Other	266,867	136,345

TOTAL CURRENT ASSETS	63,372,994	49,422,594
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Construction in progress	—	8,706,172
Buildings and yard improvements	7,000,839	3,494,294
Machinery and equipment	28,765,341	21,879,259
Less accumulated depreciation	(18,997,183)	(18,389,983)

	17,851,328	16,772,073

OTHER ASSETS:
Cash value of officers’ life insurance and other assets	748,000	720,001
Deferred income taxes	—	43,724

TOTAL ASSETS	$81,972,322	$66,958,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$25,182,113	$13,499,314
Current portion of long-term debt	54,028	54,028
Dividends payable	815,933	339,972
Income taxes payable	382,891	70,069
Contribution to profit sharing plan	212,500	259,500
Employee compensation and related expenses	1,524,780	561,483

TOTAL CURRENT LIABILITIES	28,172,245	14,784,366
LONG-TERM DEBT LESS CURRENT PORTION	40,521	6,667,536
DEFERRED INCOME TAXES	160,070	—
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	582,538	549,749
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at September 30 and March 31, 2008	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at September 30 and March 31, 2008)	(5,475,964)	(5,475,964)
Retained earnings	21,514,078	13,453,871

TOTAL STOCKHOLDERS’ EQUITY	53,016,948	44,956,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$81,972,322	$66,958,392

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	Three months ended September 30,		Six months ended September 30,

	2008	2007	2008	2007

Net sales	$71,074,140	$41,154,571	$130,672,836	$91,685,081
Costs and expenses
Costs of goods sold	60,927,793	38,722,209	112,461,746	85,483,101
General, selling and administrative costs	1,866,785	1,086,670	3,847,808	2,506,163
Interest expense	—	—	23,310	47,740

	62,794,578	39,808,879	116,332,864	88,037,004
Interest and other income	(62,759)	(55,530)	(104,177)	(97,300)

Earnings before income taxes	8,342,321	1,401,222	14,444,149	3,745,377
Provision for income taxes:
Current	2,795,989	446,947	4,820,260	1,205,262
Deferred	101,897	33,389	203,794	66,778

	2,897,886	480,336	5,024,054	1,272,040

Net earnings	$5,444,435	$920,886	$9,420,095	$2,473,337

Weighted average number of common shares outstanding:
Basic	6,799,444	6,712,108	6,799,444	6,712,108
Diluted	6,799,444	6,777,070	6,799,444	6,778,396
Net earnings per share:
Basic	$0.80	$0.14	$1.39	$0.37
Diluted	$0.80	$0.14	$1.39	$0.36
Cash dividends declared per common share	$0.12	$0.08	$0.20	$0.16

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended September 30
	2008	2007
OPERATING ACTIVITIES
Net earnings	$9,420,095	$2,473,337
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	607,200	558,601
Provision for deferred taxes	203,794	66,778
Provision for postretirement benefits	32,789	26,470
Decrease (increase) in operating assets:
Accounts receivable	(5,282,581)	4,356,696
Prepaid income taxes	—	(477,628)
Inventories	(5,515,605)	11,113,087
Other	(130,522)	(159,062)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	11,682,799	(11,025,193)
Contribution to profit-sharing plan	(47,000)	(127,000)
Employee compensation and related expenses	963,297	(62,586)
Income taxes payable	312,822	(46,742)

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,247,088	6,696,758
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,686,455)	(2,760,223)
Increase in cash surrender value of officers’ life insurance	(27,999)	(23,600)

NET CASH USED IN INVESTING ACTIVITIES	(1,714,454)	(2,783,823)
FINANCING ACTIVITIES
Cash dividends paid	(883,928)	(1,073,938)
Principal payments on notes payable	(6,627,014)	(13,507)
Long-term debt	—	162,084

NET CASH USED IN FINANCING ACTIVITIES	(7,510,942)	(925,361)

INCREASE IN CASH AND CASH EQUIVALENTS	3,021,692	2,987,574
Cash and cash equivalents at beginning of period	2,643,922	1,039,030

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,665,614	$4,026,604

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
     During the six months ended September 30, 2008, LIFO inventories were reduced and are not expected to be replaced by March 31, 2009. The Company expects that the replacement cost and the liquidated cost of material will be approximately equal at March 31, 2009 and that no significant gain or loss will be experienced in the year ended March 31, 2009 as a result of this liquidation. Accordingly, no gain or loss from this liquidation was recognized in the quarter ended September 30, 2008.
     A summary of inventory values by product group follows:

	September 30,	March 31,
	2008	2008
Prime Coil Inventory	$6,467,857	$8,121,728
Non-Standard Coil Inventory	526,075	918,334
Tubular Raw Material	8,447,954	7,444,805
Tubular Finished Goods	19,974,046	13,415,460

	$35,415,932	$29,900,327

NOTE C — LONG-TERM DEBT
     The Company has a $10 million revolving credit facility (the “revolver”) which expires April 1, 2010. There were no amounts outstanding pursuant to the revolver at September 30, 2008. At March 31, 2008, the Company owed $6,600,000 pursuant to the revolver at an average interest rate of approximately 4.4%. These loans were paid off in April and May 2008.
     In June 2007, the Company incurred an interest free, long-term liability of $162,084 related to the purchase of pipe loading equipment which is payable in 36 equal monthly payments and has a balance due of $94,549 at September 30, 2008.
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

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of quarter	—	—	88,836	$2.33
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	—	—	—	—

Outstanding at end of quarter	—	—	88,836	$2.33

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Exercisable at the end of the quarter	—	—	88,836	$2.33
Weighted average fair value of options granted during the quarter	—	—	—	—
Since no options were outstanding at September 30, 2008, intrinsic value was not applicable.
NOTE E — SEGMENT INFORMATION

	Three Months Ended September 30,		Six Months Ended September 30,

	2008	2007	2008	2007

	(in thousands)		(in thousands)
Net sales
Coil	$22,880	$19,575	$48,887	$40,650
Tubular	48,194	21,580	81,786	51,035

Total net sales	$71,074	$41,155	$130,673	$91,685

Operating profit (loss)
Coil	$(2,332)	$544	$(1,747)	$1,480
Tubular	11,664	1,268	18,548	3,525

Total operating profit	9,332	1,812	16,801	5,005
Corporate expenses	1,053	466	2,438	1,309
Interest expense	—	—	23	48
Interest & other income	(63)	(55)	(104)	(97)

Total earnings before taxes	$8,342	$1,401	$14,444	$3,745

	September 30,	March 31,
	2008	2008
	(in thousands)
Segment assets
Coil	$25,664	$29,469
Tubular	50,983	34,041

	76,647	63,510
Corporate assets	5,325	3,448

	$81,972	$66,958

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
NOTE F — SUPPLEMENTAL CASH FLOW INFORMATION
The Company paid income taxes of approximately $4,243,000 and $2,027,000 in the six months ended September  30, 2008 and 2007, respectively. Interest paid in the six months ended September 30, 2008 and 2007 was approximately $34,000 and $48,000, respectively.
NOTE G — NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective, for the Company, beginning the first quarter of fiscal year 2009. For certain types of financial instruments, SFAS No. 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance of retained earnings in the fiscal year of adoption. All other provisions of SFAS No. 157 will be applied prospectively beginning in the first quarter of fiscal year 2009. Adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements in the six months ended September 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007

    During the six months ended September 30, 2008, sales, costs of goods sold and gross profit increased $38,987,755, $26,978,645 and $12,009,110, respectively, from the comparable amounts recorded during the six months ended September 30, 2007. The increase in sales was related primarily to an increase in average selling prices. The average per ton selling price increased from approximately $632 per ton in the 2007 period to approximately $909 per ton in the 2008 period. Total tons shipped remained approximately even, period to period. The Company sold approximately 144,000 tons and 145,000 tons in the 2008 and 2007 periods, respectively. The increase in costs of goods sold was primarily related to an increase in the average per ton cost of goods which increased from approximately $589 per ton in the 2007 period to $782 per ton in the 2008 period. The increase in gross profit in the 2008 period was related to substantially improved margins earned on pipe sales. Gross profit as a percentage of sales increased from approximately 6.8% in the 2007 period to 13.9% in the 2008 period. The Company experienced strong demand for its pipe products in the 2008 period and margins improved significantly. In addition, the Company benefited from lower cost inventory sold at substantially improved selling prices.

    Coil product segment sales increased approximately $8,237,000 during the 2008 period. This increase resulted primarily from an increase in the average per ton selling price which increased from approximately $662 per ton in the 2007 period to $949 per ton in the 2008 period. In the 2008 period, the Company experienced an operating loss of approximately $1,747,000 related to the coil operations compared to a profit of $1,480,000 in the 2007 period. Coil products are used primarily in durable goods and demand for such products was depressed in the 2008 period. As a result, tons sold declined from approximately 61,000 tons during the 2007 period to approximately 51,000 tons in the 2008 period. Also, the Company incurred a significant increase in cost of coil products during the 2008 period. Average per ton cost increased from approximately $627 per ton in the 2007 period to $968 per ton in the 2008 period. The Company was unable to pass all of this increased cost to its customers in the 2008 period. The Company believes that market conditions for coil products will remain somewhat soft until the U. S. economy improves and generates improved demand for durable goods.

    In the 2008 period, LIFO inventory of coil products was reduced. Since the Company maintains inventory levels based on sales requirements which decreased in the 2008 period, this reduction of LIFO inventory is not expected to be replaced by March 31, 2009. The Company expects that the replacement cost and the liquidated cost of material will be approximately equal at March 31, 2009 and that no significant gain or loss will be experienced in the year ended March 31, 2009 as a result of this liquidation. Accordingly, no gain or loss from this liquidation was recognized in the quarter ended September 30, 2008.

    In August 2008, the Company began operations at its new coil facility located at Decatur, Alabama. This operation produced an operating loss of approximately $90,000 during the 2008 period. The Company expects that this facility will continue to produce a loss during this ramp up period and until demand for coil products improves.

    The Company is primarily dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. NSC continues to supply the Company with steel coils in amounts that are adequate for the Company’s purposes. Loss of NSC as a supplier could have an adverse effect on the Company’s business.

    Tubular product segment sales increased approximately $30,751,000 during the 2008 period. This increase resulted from both an increase in average selling prices and an increase in tons sold. The average selling price per ton increased from approximately $609 per ton in the 2007 period to $887 per ton in the 2008 period. The Company sold approximately 84,000 tons of pipe in the 2007 period compared to approximately 92,000 tons in the 2008 period. Tubular product segment operating profits as a percentage of segment sales improved from 6.9% in the 2007 period to 22.7% in the 2008 period. The Company experienced strong market conditions for its pipe products in the 2008 period and margins improved significantly. In addition, the Company benefited from lower cost inventory sold at substantially improved selling prices.

     U. S. Steel Tubular Products, Inc. (“USS”), an affiliate of United States Steel Corporation that succeeded to the operations of Lone Star Steel Company, is the Company’s primary supplier of tubular products and coil material used in pipe manufacturing and is a major customer of manufactured pipe. In the 2008 period, USS continued to supply the Company with inventory in amounts that were adequate for the Company’s purposes. Loss of USS as a supplier or customer could have an adverse effect on the Company’s business.

    During the 2008 period, general, selling and administrative costs increased $1,341,645 from the amount recorded during the 2007 period. This increase was related primarily to increases in commissions and bonuses associated with the increase in earnings.

    Income taxes increased $3,752,014 from the comparable amount recorded during the 2007 period. This increase was primarily related to the increase in earnings before taxes. Effective tax rates were 34.8% and 34.0% in the 2008 and 2007 periods, respectively. The Company incurred an increase in state income taxes in the 2008 period.

    Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

    During the three months ended September 30, 2008, sales, costs of goods sold and gross profit increased $29,919,569, $22,205,584 and $7,713,985, respectively, from the comparable amounts recorded during the three months ended September 30, 2007. The sales increase was primarily related to an increase in the average selling price which increased from approximately $619 per ton in the 2007 quarter to approximately $1,055 per ton in the 2008 quarter. The Company sold approximately 67,000 tons in both the 2008 quarter and the 2007 quarter. The increase in costs of goods sold was primarily related to an increase in the average per ton cost of goods which increased from approximately $582 per ton in the 2007 quarter to $904 per ton in the 2008 quarter. The increase in gross profit in the 2008 quarter was related to substantially improved margins earned on pipe sales. Gross profit as a percentage of sales increased from approximately 5.9% in the 2007 quarter to 14.3% in the 2008 quarter. The Company experienced strong demand for its pipe products in the 2008 quarter and margins improved significantly. In addition, the Company benefited from lower cost inventory sold at substantially improved selling prices.

    Coil product segment sales increased approximately $3,305,000 during the 2008 quarter. This increase resulted from an increase in the average per ton selling price that was partially offset by a decrease in tons sold. The average selling price per ton increased from approximately $648 per ton in the 2007 quarter to $1,112 per ton in the 2008 quarter. In the 2008 quarter, the Company experienced an operating loss of approximately $2,332,000 related to the coil operations compared to a profit of $544,000 in the 2007 quarter. Coil products are used primarily in durable goods and demand for such products was depressed in the 2008 quarter. As a result, tons sold declined from approximately 30,000 tons during the 2007 quarter to approximately 21,000 tons in the 2008 quarter. Also, the Company incurred a significant increase in cost of coil products during the 2008 quarter. Average per ton cost increased from approximately $618 per ton in the 2007 quarter to $1,202 per ton in the 2008 quarter. The Company was unable to pass all of this increased cost to its customers in the 2008 quarter. The Company believes that market conditions for coil products will remain somewhat soft until the U. S. economy improves and generates improved demand for durable goods.

    In the 2008 quarter, LIFO inventory of coil products was reduced. Since the Company maintains inventory levels based on sales requirements which decreased in the 2008 quarter, this reduction of LIFO inventory is not expected to be replaced by March 31, 2009. The Company expects that the replacement cost and the liquidated cost of material will be approximately equal at March 31, 2009 and that no significant gain or loss will be experienced in the year ended March 31, 2009 as a result of this liquidation. Accordingly, no gain or loss from this liquidation was recognized in the quarter ended September 30, 2008.

    In August 2008, the Company began operations at the new coil facility located at Decatur, Alabama. This operation produced a loss of approximately $90,000 during the 2008 quarter. The Company expects that this facility will continue to produce a loss during this ramp up period and until demand for coil products improves.

    The Company is primarily dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. NSC continues to supply the Company with steel coils in amounts that are adequate for the Company’s purposes. Loss of NSC as a supplier could have an adverse effect on the Company’s business.

    Tubular product segment sales increased approximately $26,614,000 during the 2008 quarter. This increase resulted from both an increase in average selling prices and an increase in tons sold. The average selling price per ton increased from approximately $594 per ton in the 2007 quarter to $1,030 per ton in the 2008 quarter. The Company sold approximately 36,000 tons of pipe in the 2007 quarter compared to approximately 47,000 tons in the 2008 quarter. Tubular product segment operating profits as a percentage of segment sales improved from 5.9% in the 2007 quarter to 24.2% in the 2008 quarter. The Company experienced strong market conditions for its pipe products in the 2008 quarter and margins improved significantly. In addition, the Company benefited from lower cost inventory sold at substantially improved selling prices.

    USS is the Company’s primary supplier of tubular products and coil material used in pipe manufacturing and is a major customer of manufactured pipe. In the 2008 quarter, USS continued to supply the Company with inventory in amounts that were adequate for the Company’s purposes. Loss of USS as a supplier or customer could have an adverse effect on the Company’s business.

    During the 2008 quarter, general, selling and administrative costs increased $780,115 from the amount recorded during the 2007 quarter. This increase was related primarily to increases in commissions and bonuses associated with the increase in earnings.

    Income taxes increased $2,417,550 from the comparable amount recorded during the 2007 quarter. This increase was primarily related to the increase in earnings before taxes. Effective tax rates were 34.7% and 34.3% in the 2008 and 2007 quarters, respectively. The Company incurred an increase in state income taxes in the 2008 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

      The Company remained in a strong, liquid position at September 30, 2008. Current ratios were 2.2 and 3.3 at September 30, 2008 and March 31, 2008, respectively. Working capital was $35,200,749 at September 30, 2008 and $34,638,228 at March 31, 2008.

      During the three months ended September 30, 2008, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in current assets and liabilities during the 2008 period were related primarily to the ordinary course of business of the Company. During the 2008 period, cash was used to pay off long-term debt. The increase in receivables was related primarily to an increase in sales. The increase in inventory was primarily related to pipe operations and was funded principally with the increase in accounts payable. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

      During the six months ended September 30, 2008, the Company purchased approximately $1,700,000 in fixed assets. These assets were related primarily to equipment associated with the new coil operation located in Decatur, Alabama which began operations in August 2008. At the Decatur facility the Company operates a steel temper mill and a steel cut-to-length line including a leveling line. At September 30, 2008, the Company had invested approximately $10,000,000 at this location.

      The Company has an arrangement with a bank which provides for a revolving line of credit facility (the “revolver”). Pursuant to the revolver, which expires April 1, 2010, the Company may borrow up to $10 million at the bank’s prime rate or 1.5% over LIBOR. The Company uses the revolver to support cash flow and will borrow and repay the note as working capital is required. At September 30, 2008, the Company had no borrowings outstanding under the revolver. At March 31, 2008, the Company owed $6,600,000 pursuant to the revolver at an average interest rate of 4.4%. These loans were paid off in April and May 2008.

      The Company has in the past and may in the future borrow funds on a term basis to build or improve facilities. The Company currently has no plans to borrow any significant amount of funds on a term basis.

      Notwithstanding the current market conditions, the Company believes its cash flows from operations and borrowing capability under its revolver are adequate to fund its expected cash requirements for the next twenty-four months.

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

Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended September 30, 2008. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2008 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended September 30, 2008

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 1A. Risk Factors

      Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a). Not applicable

b). Not applicable

c). Not applicable

Item 3. Defaults Upon Senior Securities

a). Not applicable

b). Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held on September 4, 2008, the Company’s shareholders elected ten directors to the Company’s Board of Directors. The number of shares voted for and withheld with respect to the election of each director was as follows:

Name	Shares Voted For	Shares Withheld
Jack Friedman	4,058,363	2,013,371
Harold Friedman	4,167,356	1,904,378
William E. Crow	4,249,142	1,822,592
Durga D. Arawal	5,393,044	678,690
Charles W. Hall	4,188,213	1,883,521
Alan M. Rauch	5,404,315	667,419
Hershel M. Rich	5,413,772	657,962
Joel Spira	5,366,396	705,338
Joe L. Williams	4,150,161	1,921,573
Max Reichenthal	4,181,547	1,890,187

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
Date November 14, 2008
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