Form 10-Q
period 2008-12-31
FRIEDMAN INDUSTRIES INC
filed 2009-02-13
CIK 39092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	74-1504405 (I.R.S. Employer Identification Number)

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

     At December 31, 2008, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,489,475	$2,643,922
Accounts receivable, net of allowances for bad debts and cash discounts of $37,276 at December 31 and March 31, 2008	14,514,867	16,742,000
Inventories	28,091,915	29,900,327

Other	479,701	136,345

TOTAL CURRENT ASSETS	52,575,958	49,422,594
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Construction in progress	—	8,706,172
Buildings and yard improvements	7,000,838	3,494,294
Machinery and equipment	29,082,540	21,879,259
Less accumulated depreciation	(19,574,683)	(18,389,983)

	17,591,026	16,772,073

OTHER ASSETS:
Cash value of officers’ life insurance and other assets	762,000	720,001
Deferred income taxes	—	43,724

TOTAL ASSETS	$70,928,984	$66,958,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,469,245	$13,499,314
Current portion of long-term debt	54,028	54,028
Dividends payable	815,933	339,972
Income taxes payable	2,424,769	70,069
Contribution to profit sharing plan	275,500	259,500
Employee compensation and related expenses	1,246,416	561,483

TOTAL CURRENT LIABILITIES	13,285,891	14,784,366
LONG-TERM DEBT LESS CURRENT PORTION	27,014	6,667,536
DEFERRED INCOME TAXES	261,967	—
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	598,933	549,749
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at December 31 and March 31, 2008	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at December 31 and March 31, 2008)	(5,475,964)	(5,475,964)
Retained earnings	25,252,309	13,453,871

TOTAL STOCKHOLDERS’ EQUITY	56,755,179	44,956,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,928,984	$66,958,392

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS-UNAUDITED

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net sales	$56,182,665	$38,062,240	$186,855,501	$129,747,321
Costs and expenses
Costs of goods sold	47,775,322	36,092,428	160,237,068	121,575,529
General, selling and administrative costs	1,585,716	1,024,178	5,433,524	3,530,341
Interest expense	—	—	23,310	47,740

	49,361,038	37,116,606	165,693,902	125,153,610
Interest and other income	(26,584)	(65,875)	(130,761)	(163,175)

Earnings before income taxes	6,848,211	1,011,509	21,292,360	4,756,886
Provision for income taxes:
Current	2,192,149	317,913	7,012,409	1,523,175
Deferred	101,897	33,389	305,691	100,167

	2,294,046	351,302	7,318,100	1,623,342

Net income	$4,554,165	$660,207	$13,974,260	$3,133,544

Weighted average number of common shares outstanding:
Basic	6,799,444	6,712,108	6,799,444	6,712,108
Diluted	6,799,444	6,771,995	6,799,444	6,776,592
Net income per share:
Basic	$0.67	$0.10	$2.06	$0.47
Diluted	$0.67	$0.10	$2.06	$0.46
Cash dividends declared per common share	$0.12	$0.06	$0.32	$0.22

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended
	December 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$13,974,260	$3,133,544
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,184,701	847,200
Provision for deferred taxes	305,691	100,167
Provision for postretirement benefits	49,184	39,706
Decrease (increase) in operating assets:
Accounts receivable	2,227,133	5,563,741
Inventories	1,808,412	5,967,870
Prepaid federal income taxes	—	(424,739)
Other	(343,356)	(83,796)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(5,030,069)	(9,049,723)
Contribution to profit-sharing plan	16,000	(62,500)
Employee compensation and related expenses	684,933	(168,507)
Federal income taxes	2,354,700	(46,742)

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,231,589	5,816,221
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,003,655)	(3,921,132)
Increase in cash value of officers’ life insurance and other assets	(41,999)	(35,400)

NET CASH USED IN INVESTING ACTIVITIES	(2,045,654)	(3,956,532)
FINANCING ACTIVITIES
Cash dividends paid	(1,699,861)	(1,610,907)
Principal payments on notes payable and revolving credit facility	(6,640,521)	(27,014)
Long-term debt	—	162,084

NET CASH USED IN FINANCING ACTIVITIES	(8,340,382)	(1,475,837)

INCREASE IN CASH AND CASH EQUIVALENTS	6,845,553	383,852
Cash and cash equivalents at beginning of period	2,643,922	1,039,030

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,489,475	$1,422,882

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
     During the nine months ended December 31, 2008, LIFO inventories were reduced and are not expected to be replaced by March 31, 2009. The Company expects that the replacement cost and the liquidated cost of material will be approximately equal at March 31, 2009 and that no significant gain or loss will be experienced in the year ended March 31, 2009 as a result of this liquidation. Accordingly, no gain or loss from this liquidation was recognized in the quarter ended December 31, 2008.
     In December 2008, average selling prices for finished tubular products declined significantly. As a result, the Company recorded an adjustment of approximately $1,436,000 to reduce the inventory value of finished tubular goods to reflect the required lower of cost or market valuation at December 31, 2008. This adjustment had the effect of increasing costs of goods sold and reducing earnings before taxes by approximately $1,436,000.
     A summary of inventory values by product group follows:

	December 31,	March 31,
	2008	2008
Prime Coil Inventory	$6,672,787	$8,121,728
Non-Standard Coil Inventory	228,802	918,334
Tubular Raw Material	8,130,543	7,444,805
Tubular Finished Goods	13,059,783	13,415,460

	$28,091,915	$29,900,327

NOTE C — LONG-TERM DEBT
     The Company has a $10 million revolving credit facility (the “revolver”) which expires April 1, 2010. There were no amounts outstanding pursuant to the revolver at December 31, 2008. At March 31, 2008, the Company owed $6,600,000 pursuant to the revolver at an average interest rate of approximately 4.4%. These loans were paid off in April and May 2008.
     In June 2007, the Company incurred an interest free, long-term liability of $162,084 related to the purchase of pipe loading equipment which is payable in 36 equal monthly payments and has a balance due of $81,042 at December 31, 2008.
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

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of quarter	—	—	88,836	$2.33
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	—	—	—	—

Outstanding at end of quarter	—	—	88,836	$2.33

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Exercisable at the end of the quarter	—	—	88,836	$2.33
Weighted average fair value of options granted during the quarter	—	—	—	—
Since no options were outstanding at December 31, 2008, intrinsic value was not applicable.
NOTE E — SEGMENT INFORMATION

	Three Months Ended December 31,		Nine Months Ended December 31,

	2008	2007	2008	2007

	(in thousands)		(in thousands)
Net Sales
Coil	$13,977	$19,204	$62,864	$59,854
Tubular	42,206	18,858	123,992	69,893

Total net sales	$56,183	$38,062	$186,856	$129,747

Operating profit (loss)
Coil	$1,188	$458	$(559)	$1,938
Tubular	6,323	887	24,871	4,412

Total operating profit	7,511	1,345	24,312	6,350
General corporate expenses	690	399	3,128	1,708
Interest Expense	—	—	23	48
Interest & other income	(27)	(66)	(131)	(163)

Total earnings before taxes	$6,848	$1,012	$21,292	$4,757

	December 31,	March 31,
	2008	2008
	(in thousands)	(in thousands)
Segment assets
Coil	$22,482	$29,469
Tubular	38,178	34,041

	60,660	63,510
Corporate assets	10,269	3,448

	$70,929	$66,958

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
NOTE F — SUPPLEMENTAL CASH FLOW INFORMATION
The Company paid income taxes of approximately $4,243,000 and $2,282,000 in the nine months ended December 31, 2008 and 2007, respectively. Interest paid in the nine months ended December 31, 2008 and 2007 was approximately $23,000 and $48,000, respectively.
NOTE G — NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective, for the Company, beginning the first quarter of fiscal year 2009. For certain types of financial instruments, SFAS No. 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance of retained earnings in the fiscal year of adoption. All other provisions of SFAS No. 157 were applied prospectively beginning in the first quarter of fiscal year 2009. Adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements in the nine months ended December 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007

     During the nine months ended December 31, 2008, sales, costs of goods sold and gross profit increased $57,108,180, $38,661,539 and $18,446,641, respectively, from the comparable amounts recorded during the nine months ended December 31, 2007. The increase in sales was related primarily to an increase in average selling prices. The average per ton selling price increased from approximately $622 per ton in the 2007 period to approximately $950 per ton in the 2008 period. Total tons shipped declined from approximately 208,000 tons in the 2007 period to 197,000 tons in the 2008 period. The increase in costs of goods sold was primarily related to an increase in the average per ton cost of goods which increased from approximately $583 per ton in the 2007 period to $815 per ton in the 2008 period. The increase in gross profit in the 2008 period was related to substantially improved margins earned on pipe sales. Gross profit as a percentage of sales increased from approximately 6.3% in the 2007 period to 14.2% in the 2008 period. The Company experienced strong demand for its pipe products in the 2008 period and margins improved significantly. In addition, the Company benefited from lower cost inventory sold at substantially improved selling prices.
     Coil product segment sales increased approximately $3,010,000 during the 2008 period. This increase resulted primarily from an increase in the average per ton selling price which increased from approximately $648 per ton in the 2007 period to $950 per ton in the 2008 period. In the 2008 period, the Company experienced a loss of approximately $559,000 related to the coil operations compared to a profit of $1,938,000 in the 2007 period. Coil products are used primarily in durable goods and demand for such products was depressed in the 2008 period. As a result, tons sold declined from approximately 92,000 tons during the 2007 period to approximately 66,000 tons in the 2008 period. Also, the Company incurred a significant increase in cost of coil products during the 2008 period. Average per ton cost increased from approximately $616 per ton in the 2007 period to $939 per ton in the 2008 period. The Company was unable to pass all of this increased cost to its customers in the 2008 period. The Company believes that market conditions for coil products will remain soft until the U. S. economy improves and generates improved demand for durable goods.
     In the 2008 period, LIFO inventory of coil products was reduced and is not expected to be replaced by March 31, 2009. Cost of material related to this liquidation had a cost approximately the same as the current replacement cost. Accordingly, this liquidation had no significant impact on earnings in the 2008 period.
     In August 2008, the Company began operations at the new coil facility located at Decatur, Alabama. This operation produced a loss of approximately $555,000 during the 2008 period. The Company expects that this facility will continue to produce a loss during the ramp up period and until demand for coil products improves.
     The Company is primarily dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. NSC continues to supply the Company with steel coils in amounts that are adequate for the Company’s purposes. Loss of NSC as a supplier could have an adverse effect on the Company’s business.
     Tubular product segment sales increased approximately $54,099,000 during the 2008 period. This increase resulted from both an increase in average selling prices and an increase in tons sold. The average selling price per ton increased from approximately $602 per ton in the 2007 period to $950 per ton in the 2008 period. The Company sold approximately 116,000 tons of pipe in the 2007 period compared to approximately 132,000 tons in the 2008 period. Tubular product segment operating profit as a percentage of segment sales improved from 6.3% in the 2007 period to 20.1% in the 2008 period. The Company experienced strong market conditions for its pipe products in the 2008 period and margins improved significantly. In addition, the Company benefited from lower cost inventory sold at substantially improved selling prices.
     Beginning in December 2008, the Company experienced a significant decline in average selling prices for finished tubular products. As a result, the Company recorded an adjustment of approximately $1,436,000 to reduce the value of finished tubular products to reflect the required lower of cost or market valuation at December 31, 2008. This adjustment had the effect of reducing earnings before income taxes by $1,436,000 during the 2008 period. The Company believes that the decline in average selling prices is a result of lack of demand related primarily to the decline in the U. S. economy.
     U. S. Steel Tubular Products, Inc. (“USS”), an affiliate of United States Steel Corporation, is the Company’s primary supplier of tubular products and coil material used in pipe manufacturing and is a major customer of finished tubular products. In the 2008 period, USS accounted for approximately 30% of total Company sales. Certain finished tubular products are used in the energy business and are manufactured by the Company and sold to USS. Beginning in December 2008 and continuing in the quarter ending March 31, 2009, USS reduced orders for these finished tubular products. The Company expects that reduced orders for finished tubular products will continue until the U. S. economy recovers and generates improved demand for these products. Loss of USS as a supplier or customer could have an adverse effect on the Company’s business.
     During the 2008 period, general, selling and administrative costs increased $1,903,183 from the amount recorded during the 2007 period. This increase was related primarily to increases in commissions and bonuses associated with the increase in earnings.
     Income taxes increased $5,694,758 from the comparable amount recorded during the 2007 period. This increase was primarily related to the increase in earnings before taxes. Effective tax rates were 34.4% and 34.1% in the 2008 and 2007 periods, respectively. The Company incurred an increase in state income taxes in the 2008 period.

    Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

     During the three months ended December 31, 2008, sales, costs of goods sold and gross profit increased $18,120,425, $11,682,894 and $6,437,531, respectively, from the comparable amounts recorded during the three months ended December 31, 2007. The sales increase was primarily related to an increase in the average selling price which increased from approximately $601 per ton in the 2007 quarter to approximately $1,061 per ton in the 2008 quarter. In the 2007 quarter, the Company sold approximately 63,000 tons compared to approximately 57,000 tons in the 2008 quarter. The increase in costs of goods sold was primarily related to an increase in the average per ton cost of goods which increased from approximately $570 per ton in the 2007 quarter to $902 per ton in the 2008 quarter. The increase in gross profit in the 2008 quarter was related to substantially improved margins earned on pipe sales. Gross profit as a percentage of sales increased from approximately 5.2% in the 2007 quarter to 15.0% in the 2008 quarter. The Company experienced strong demand for its pipe products in the 2008 quarter and margins improved significantly. In addition, the Company benefited from lower cost inventory sold at substantially improved selling prices.
     Coil product segment sales decreased approximately $5,227,000 during the 2008 quarter. This decrease resulted from a decrease in tons sold that was partially offset by an increase in the average per ton selling price. The average selling price per ton increased from approximately $620 per ton in the 2007 quarter to $954 per ton in the 2008 quarter. Tons sold declined from approximately 31,000 tons during the 2007 quarter to approximately 15,000 tons in the 2008 quarter. Operating profit in the 2008 quarter increased approximately $730,000. Coil operations benefited from a significant reduction in the cost of coil material in the 2008 quarter which had the effect of reducing the current cost applied to revenue. Coil products are used primarily in durable goods and demand for such products continued to be depressed in the 2008 quarter. The Company believes that market conditions for coil products will remain soft until the U. S. economy improves and generates improved demand for durable goods.
     In August 2008, the Company began operations at the new coil facility located at Decatur, Alabama. This operation produced a loss of approximately $465,000 during the 2008 quarter. The Company expects that this facility will continue to produce a loss during the ramp up period and until demand for coil products improves.
     The Company is primarily dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. NSC continues to supply the Company with steel coils in amounts that are adequate for the Company’s purposes. Loss of NSC as a supplier could have an adverse effect on the Company’s business.
     Tubular product segment sales increased approximately $23,348,000 during the 2008 quarter. This increase resulted from both an increase in average selling prices and an increase in tons sold. The average selling price per ton increased from approximately $582 per ton in the 2007 quarter to $1,102 per ton in the 2008 quarter. The Company sold approximately 32,000 tons pipe in the 2007 quarter compared to approximately 38,000 tons in the 2008 quarter. Tubular product segment operating profits as a percentage of segment sales improved from 4.7% in the 2007 quarter to 15.0% in the 2008 quarter. The Company experienced strong market conditions for its pipe products in the 2008 quarter and margins improved significantly. In addition, the Company benefited from lower cost inventory sold at substantially improved selling prices.
     Beginning in December 2008, the Company experienced a significant decline in average selling prices for finished tubular products. As a result, the Company recorded an adjustment of approximately $1,436,000 to reduce the value of finished tubular products to reflect the required lower of cost or market valuation at December 31, 2008. This adjustment had the effect of reducing earnings before income taxes by $1,436,000 during the 2008 quarter. The Company believes that the decline in average selling prices is a result of a lack of demand related primarily to the decline in the U. S. economy.
     U. S. Steel Tubular Products, Inc. (“USS”), an affiliate of United States Steel Corporation, is the Company’s primary supplier of tubular products and coil material used in pipe manufacturing and is a major customer of finished tubular products. Certain finished tubular products are used in the energy business and are manufactured by the Company and sold to USS. Beginning in December 2008 and continuing in the quarter ending March 31, 2009, USS reduced orders for these finished tubular products. The Company expects that reduced orders for finished tubular products will continue until the U. S. economy recovers and generates improved demand for these products. Loss of USS as a supplier or customer could have an adverse effect on the Company’s business.
     During the 2008 quarter, general, selling and administrative costs increased $561,538 from the amount recorded during the 2007 quarter. This increase was related primarily to increases in commissions and bonuses associated with the increase in earnings.
     Income taxes increased $1,942,744 from the comparable amount recorded during the 2007 quarter. This increase was primarily related to the increase in earnings before taxes. Effective tax rates were 33.5% and 34.7% in the 2008 and 2007 quarters, respectively. In the 2008 quarter, the Company benefited from a domestic manufacturing credit allowed for federal income taxes and from a reduction in state taxes.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
      The Company remained in a strong, liquid position at December 31, 2008. Current ratios were 4.0 and 3.3 at December 31, 2008 and March 31, 2008, respectively. Working capital was $39,290,067 at December 31, 2008 and $34,638,228 at March 31, 2008.
      During the nine months ended December 31, 2008, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in current assets and liabilities during the 2008 period were related primarily to the ordinary course of business of the Company. During the 2008 period, cash increased primarily as the result of net income and a reduction in accounts receivable and inventories. Cash was used primarily to reduce accounts payable, pay off long term debt, purchase property and equipment and pay cash dividends. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.
      During the nine months ended December 31, 2008, the Company purchased approximately $2,000,000 in fixed assets. These assets were related primarily to equipment associated with the new coil operating facility located in Decatur, Alabama which began operations in August 2008. At the Decatur facility, the Company operates a steel temper mill and a steel cut-to-length line including a leveling line. At December 31, 2008, the Company had invested approximately $10,000,000 in this facility.
      The Company has an arrangement with a bank which provides for a revolving line of credit facility (the “revolver”). Pursuant to the revolver, which expires April 1, 2010, the Company may borrow up to $10 million at the bank’s prime rate or 1.5% over LIBOR. The Company uses the revolver to support cash flow and will borrow and repay the note as working capital is required. At December 31, 2008, the Company had no borrowings outstanding under the revolver. At March 31, 2008, the Company owed $6,600,000 pursuant to the revolver at an average interest rate of 4.4%. These loans were paid off in April and May 2008.
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
FORWARD-LOOKING STATEMENTS
      From time to time, the Company may make certain statements that contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1996) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future results of operations, future production capacity, product quality and proposed expansion plans. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company’s filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the demand and prices of the Company’s products, changes in the demand for steel and steel products in general and the Company’s success in executing its internal operating plans, including any proposed expansion plans.

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

Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended December 31, 2008. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended December 31, 2008 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED
Three Months Ended December 31, 2008
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
Item 5. Other Information
     Not applicable
Item 6. Exhibits
     a). Exhibits
     10.1 —Consulting agreement dated October 31, 2008, by and between Jack Friedman and Friedman Industries, Incorporated (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on November 6, 2008).
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

Date February 13, 2009	FRIEDMAN INDUSTRIES, INCORPORATED
	By:	/s/ BEN HARPER
Ben Harper. Senior Vice President-Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10.1	— Consulting agreement dated October 31, 2008, by and between Jack Friedman and Friedman Industries, Incorporated (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on November 6, 2008).

Exhibit 31.1	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 31.2	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

Exhibit 32.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 32.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Ben Harper