Form 10-K
period 2009-03-31
FRIEDMAN INDUSTRIES INC
filed 2009-06-26
CIK 39092

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED
(Exact name of registrant as specified in its charter)

Texas	74-1504405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4001 Homestead Road, Houston, Texas	77028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 672-9433

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $1 Par Value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes            No   X

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes          No   X

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

       X

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes            No

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

Yes            No   X

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 2008 (computed by reference to the closing price on such date), was approximately $41,534,000.

     The number of shares of the registrant’s Common Stock outstanding at June 15, 2009 was 6,799,444 shares.

DOCUMENTS INCORPORATED BY REFERENCE Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 2009 -- Part II.
PART I
PART II
PART III
PART IV
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS FRIEDMAN INDUSTRIES, INCORPORATED
EXHIBIT INDEX
EX-13.1
EX-14.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 2009 — Part II.

Proxy Statement for the 2009 Annual Meeting of Shareholders — Part III.

PART I

Item 1. Business

Friedman Industries, Incorporated (the “Company”), a Texas corporation incorporated in 1965, is engaged in steel processing, pipe manufacturing and processing and steel and pipe distribution.

The Company has two product groups: coil and tubular products. Significant financial information relating to the Company’s product groups for the last two years is contained in Note 7 of the Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2009, which financial statements are incorporated herein by reference in Item 8 hereof.

  Coil Products

The Company purchases hot-rolled steel coils, processes the coils into flat, finished sheet and plate and sells these products on a wholesale, rapid-delivery basis in competition with steel mills, importers and steel service centers. The Company also processes customer-owned coils on a fee basis. The steel coils are processed through cut-to-length lines which level the steel and cut it to prescribed lengths. In addition, the Company operates steel temper mills which improve the flatness and surface qualities of hot-rolled steel. The Company’s processing machinery is heavy, mill-type equipment capable of processing steel coils weighing up to 25 tons. Coils are processed to the specifications required for a particular order. Shipments are made via unaffiliated truckers or by rail and can generally be made within 48 hours of receipt of the customer’s order.

The Company owns and operates two coil processing facilities located in Hickman, Arkansas and Decatur, Alabama. At each facility, the Company warehouses and processes hot-rolled steel coils which are purchased primarily from steel mills operated by Nucor Steel Company (“NSC”), which are located near each facility. Each facility operates a steel cut-to-length line and steel temper mill. In addition, the Company’s XSCP Division located in Hickman purchases and markets non-standard hot-rolled coils received from NSC. Loss of NSC as a source of coil supply could have a material adverse effect on the Company’s business.

  Tubular Products

Through its Texas Tubular Products Division (“TTP”) in Lone Star, Texas, the Company manufactures, purchases, processes and markets tubular products.

TTP operates two pipe mills. Both pipe mill #1 and pipe mill #2 are American Petroleum Institute-licensed to manufacture line and oil country pipe and also manufacture pipe for structural and piling purposes that meet recognized industry standards. TTP also employs various pipe processing equipment including threading and beveling machines, pipe handling equipment and other related machinery.

In recent years, the Company has manufactured and sold substantially all of its line and oil country pipe to U.S. Steel Tubular Products, Inc. (“USS”), an affiliate of United States Steel Corporation, pursuant to orders received from USS. In addition, the Company manufactures and markets to others pipe for structural and other miscellaneous applications. In recent years, the Company has purchased from USS and marketed to others pipe for structural applications for some sizes of pipe that exceed the capability of the TTP pipe mills.

In February 2009, USS announced that it was temporarily idling its plant at Lone Star, Texas, due to weak market conditions. Since February 2009, the Company has received few orders from USS and a significantly reduced supply of pipe and coils from USS. The Company expects these circumstances will continue until market conditions improve. The Company can make no assurances as to amounts of tubular products that will be purchased by USS in the future and the amounts of pipe and coil material that will be available from USS in the future. Loss of USS as a customer and as a source of supply for TTP could have a material adverse effect on the Company’s business.

The recently-depressed market conditions during the downturn of the U.S. economy along with the significant decrease in orders from USS and the reduction in the supply of pipe and coil material from USS have had an adverse effect on the Company’s tubular business. As a result, the Company downsized its TTP division to a level more commensurate with operations.

  Marketing

The following table sets forth the approximate percentage of total sales contributed by each group of products and services during each of the Company’s last two fiscal years:

Product and Service Groups	2009	2008

Coil Products	35%	46%
Tubular Products	65%	54%

Coil Products. The Company sells coil products and processing services to approximately 170 customers located primarily in the midwestern, southwestern and southeastern sections of the United States. The Company’s principal customers for these products and services are steel distributors and customers fabricating steel products such as storage tanks, steel buildings, farm machinery and equipment, construction equipment, transportation equipment, conveyors and other similar products. During each of the fiscal years ended March 31, 2009 and 2008, seventeen and eight customers of coil products, respectively, accounted for approximately 25% of the Company’s total sales. Except for Trinity Industries, Inc., which accounted for approximately 11% of total sales in fiscal 2008, no coil product customer accounted for as much as 10% of the Company’s total sales during those years.

The Company sells substantially all of its coil products through its own sales force. At March 31, 2009, the sales force was comprised of a vice president and three professional sales personnel under the direction of the Senior Vice President — Sales and Marketing. Sales personnel are paid on a salary and commission basis.

The Company regularly contracts on a quarterly basis with many of its larger customers to supply minimum quantities of steel.

Tubular Products. The Company sells its tubular products nationally to approximately 180 customers. The Company’s principal customers for these products are steel and pipe distributors, piling contractors and, historically, USS. Sales of pipe to USS accounted for approximately 30% of the Company’s total sales in fiscal 2009. Since February 2009, the Company has received few orders from USS. The Company can make no assurances as to the amount of future sales to USS.

The Company sells its tubular products through its own sales force comprised of three professional sales personnel under the direction of the Senior Vice President — Sales and Marketing. Sales personnel are paid on a salary and commission basis.

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

The Company believes that, generally, its ability to compete is dependent upon its ability to offer products at prices competitive with or below those of other steel suppliers, as well as its ability to provide products meeting customer specifications on a rapid-delivery basis.

Employees

At March 31, 2009, the Company had approximately 80 full-time employees.

  Executive Officers of the Company

The following table sets forth as of March 31, 2009, the name, age, officer positions and family relationships, if any, of each executive officer of the Company and the period during which each officer has served in such capacity:

		Position, Offices with the Company
Name	Age	and Family Relationships, if any
William E. Crow	61	Chief Executive Officer since 2006 and President since 1995; formerly Chief Operating Officer since 1995, Vice President since 1981 and President of Texas Tubular Products Division since August 1990
Benny Harper	63	Senior Vice President — Finance since 1995 (formerly Vice President since 1990), Treasurer since 1980 and Secretary since May 1992
Thomas Thompson	58	Senior Vice President — Sales and Marketing since 1995; formerly Vice President — Sales since 1990

Item 1A.	Risk Factors

Lead time and the cost of our products could increase if we were to lose one of our primary suppliers.

Historically, we have been dependent on NSC for our supply of coil inventory and on USS for our supply of coil material used in pipe manufacturing. While current levels are adequate to sustain our coil operations, a reduction in the supply of steel coils could have an adverse effect on our coil operations. Historically, USS has been our primary supplier of tubular products. Since February 2009, we have received a significantly reduced supply of material from USS. This reduction in the supply of tubular products and coil material used in our tubular operations from USS has had an adverse effect on our tubular operations. The Company can make no assurances as to the amounts of pipe and coil material that will be available from USS in the future.

If, for any reason, NSC should curtail or discontinue deliveries of coil inventory to us in quantities we need and at prices that are competitive, our business could be negatively impacted. Also, if the current reduction in the supply by USS of material used in the manufacture of tubular products should continue for a prolonged period or USS should discontinue completely such deliveries, the negative impact on our business could be significant. If, in the future, we are unable for a prolonged period to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which would have a material adverse effect on our business, financial condition or results of operations.

Our future operating results may he affected if we were to lose one of our significant customers.

In fiscal 2009, sales of pipe to USS accounted for approximately 30% of the Company’s total sales. In February 2009, USS announced that it was temporarily idling its plant at Lone Star, Texas, due to weak market conditions. Since February 2009, the Company has received few orders from USS. These circumstances have had an adverse effect on the Company’s business. A prolonged reduction in sales to USS or the permanent loss of USS as a customer could have a material adverse effect on the Company’s business.

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

The steel industry is very cyclical and is affected significantly by general economic conditions and other factors such as worldwide production capacity, fluctuations in steel imports/exports and tariffs. Steel prices are sensitive to a number of supply and demand factors. The current conditions in the U.S. economy have had an adverse effect on the U.S. steel industry and on our business. The prolonged duration of these conditions and any future downturns in the industry could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to manage and integrate future capital expansions successfully.

We own a new steel processing and distribution operation in Decatur, Alabama. In addition, we have made improvements to pipe mill #2 at our TTP operations in Lone Star, Texas. Expansion presents risks. We have expended and will continue to expend both capital and personnel resources on such expansions, which may or may not be successful.

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

Increases in energy prices will increase our operating costs, and we may be unable to pass all of these increases on to our customers in the form of higher prices for our products.

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

We sell products to manufacturers who are engaged in selling a wide range of end products. Furthermore, our products are also sold to, and used in, certain safety-critical applications. If we were to sell steel products that were inconsistent with the specifications of the order or the requirements of the application, significant disruptions to the customer’s production lines could result. There could also be consequential damages resulting from the use of such products. We have a limited amount of product liability insurance coverage, and a major claim for damages related to products sold could have a material adverse effect on our business, financial condition or results of operations.

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

Not required

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

The Company’s Common Stock is traded principally on the American Stock Exchange (Symbol: FRD).

Reference is hereby made to the sections of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2009, entitled “Description of Business — Range of High and Low Sales Prices of Common Stock” and “Description of Business — Cash Dividends Declared Per Share of Common Stock”, which sections are hereby incorporated herein by reference.

The approximate number of shareholders of record of Common Stock of the Company as of May 22, 2009 was 310.

Item 6. Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2009, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

The following financial statements and notes thereto of the Company included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2009, are hereby incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2009 and 2008

Consolidated Statements of Earnings — Years ended March 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity — Years ended March 31, 2009 and 2008

Consolidated Statements of Cash Flows — Years ended March 31, 2009 and 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Information with respect to supplementary financial information relating to the Company appears in Note 8 — Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements incorporated herein by reference above in this Item 8 from the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2009.

The following supplementary schedule for the Company for the year ended March 31, 2009, is included elsewhere in this report:

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

   Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting appears on page 16 of the Company’s Annual Report to Shareholders for the year ended March 31, 2009, which is incorporated herein by reference. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Except as otherwise set forth below, information with respect to Item 10 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2009 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2009 fiscal year.

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

Item 11. Executive Compensation

Information with respect to Item 11 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2009 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2009 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The Company had no equity compensation plan as of March 31, 2009.

Security Ownership Information

The additional information with respect to Item 12 regarding the security ownership of certain beneficial owners and management, and related matters, is hereby incorporated herein by reference from the Company’s proxy statement in respect to the 2009 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2009 fiscal year.

Item 13. Certain Relationships and Related Transactions

Information with respect to Item 13 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2009 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2009 fiscal year.

Item 14.	Principal Accountant Fees and Services

Information with respect to Item 14 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2009 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2009 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents included in this report

1. Financial Statements

The following financial statements and notes thereto of the Company are included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2009, which is incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2009 and 2008

Consolidated Statements of Earnings — Years ended March 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity — Years end March 31, 2009 and 2008

Consolidated Statements of Cash Flows — Years ended March 31, 2009 and 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules

The following financial statement schedule of the Company is included in this report at page S-1:

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

3.3		— Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 9, 2006).
4.1		— Reference is made to Exhibits 10.1, 10.3, 10.4, 10.5, 10.6, 10.7, 10.9, 10.10 and 10.11 described in this Item 15(a).
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

10.5
— Third Amendment to the Amended and Restated Letter Agreement dated April 1, 1999 between the Company and Chase Bank of Texas N.A. (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 1999).

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

10.8
— Agreement dated December 13, 2004, by and between Harold Friedman and the Company (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 14, 2004).

10.9
— Sixth Amendment to the Amended and Restated Letter Agreement dated effective as of April 1, 2005 between JPMorgan Chase Bank N.A. and the Company (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 2005).

10.10
— Seventh Amendment to the Amended and Restated Letter Agreement dated effective as of May 18, 2007 between JPMorgan Chase Bank N.A. and the Company (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 2007).

10.11
— Revolving Promissory Note dated effective May 18, 2007 between the Company and J.P. Morgan Chase Bank N.A. (filed as an exhibit 6 and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 2007).

10.12
— Lease Agreement between Steelvest Property, LLC and the Company dated September 8, 2006, regarding office space (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 2008).

10.13
— Consultant Agreement dated October 31, 2008, by and between Jack Friedman and the Company (incorporated by reference from Exhibit 10.1 to Company’s current report on Form 8-K filed on November 6, 2008).

**13	.1	— The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2009.
**14	.1	— Friedman Industries, Incorporated Code of Conduct and Ethics.
**21	.1	— List of Subsidiaries.
**23	.1	— Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm.
**31	.1	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.
**31	.2	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.
**32	.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.
**32	.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.

*	Management contract or compensation plan.

**	Filed herewith.

Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Benny Harper, Senior Vice President — Finance, Friedman Industries, Incorporated, P. O. Box 21147, Houston, Texas 77226.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, and State of Texas, this 26th day of June, 2009.

FRIEDMAN INDUSTRIES, INCORPORATED

By:	/s/ William E. Crow
William E. Crow
Chief Executive Officer and
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of Friedman Industries, Incorporated in the City of Houston, and State of Texas.

Signature	Title	Date

/s/ WILLIAM E. CROW William E. Crow	Chief Executive Officer and President and Director (Principal Executive Officer)	June 26, 2009

/s/ BENNY B. HARPER Benny B. Harper	Senior Vice President — Finance Secretary/Treasurer (Principal Financial and Accounting Officer)	June 26, 2009

/s/ HAROLD FRIEDMAN Harold Friedman	Director	June 26, 2009

/s/ JACK FRIEDMAN Jack Friedman	Director	June 26, 2009

/s/ DURGA D. AGRAWAL Durga D. Agrawal	Director	June 26, 2009

/s/ CHARLES W. HALL Charles W. Hall	Director	June 26, 2009

/s/ ALAN M. RAUCH Alan M. Rauch	Director	June 26, 2009

/s/ HERSHEL M. RICH Hershel M. Rich	Director	June 26, 2009

/s/ JOEL SPIRA Joel Spira	Director	June 26, 2009

/s/ JOE L. WILLIAMS Joe L. Williams	Director	June 26, 2009

/s/ MAX REICHENTHAL Max Reichenthal	Director	June 26, 2009

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FRIEDMAN INDUSTRIES, INCORPORATED

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other Accounts —	Deductions —	Balance at
Description	of Period	Expenses	Describe(A)	Describe(B)	End of Period

Year ended March 31, 2009
Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$37,276	$22,294	$1,182,776	$1,215,070	$27,276

Year ended March 31, 2008
Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$37,276	$0	$921,692	$921,692	$37,276

(A)	Cash discounts allowed on sales and charged against revenue.

(B)	Accounts receivable written off and cash discounts allowed on sales.

S-1

EXHIBIT INDEX

Exhibit
No.		Description

3.1		— Articles of Incorporation of the Company, as amended (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1982).
3.2
— Articles of Amendment to the Articles of Incorporation of the Company, as filed with the Texas Secretary of State on September 22, 1987 (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1988).

3.3		— Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 9, 2006).
4.1		— Reference is made to Exhibits 10.1, 10.3, 10.4, 10.5, 10.6, 10.7, 10.9, 10.10 and 10.11 described in this Item 15(a).
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

10.5
— Third Amendment to the Amended and Restated Letter Agreement dated April 1, 1999 between the Company and Chase Bank of Texas N.A. (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 1999).

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

10.8
— Agreement dated December 13, 2004, by and between Harold Friedman and the Company (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 14, 2004).

10.9
— Sixth Amendment to the Amended and Restated Letter Agreement dated effective as of April 1, 2005 between JPMorgan Chase Bank N.A. and the Company (filed as an exhibit to and incorporated by reference from the Company’s report on Form 10-Q for the three months ended June 30, 2005).

10.10
— Seventh Amendment to the Amended and Restated Letter Agreement dated effective as of May 18, 2007 between JPMorgan Chase Bank N.A. and the Company (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 2007).

10.11
— Revolving Promissory Note dated effective May 18, 2007 between the Company and J.P. Morgan Chase Bank N.A. (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 2007).

Exhibit
No.		Description

10.12
— Lease Agreement between Steelvest Property, LLC and the Company dated September 8, 2006, regarding office space (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 2008).

10.13
— Consultant Agreement dated October 31, 2008, by and between Jack Friedman and the Company (incorporated by reference from Exhibit 10.1 to Company’s current report on Form 8-K filed on November 6, 2008).

**13	.1	— The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2009.
**14	.1	— Friedman Industries, Incorporated Code of Conduct and Ethics.
**21	.1	— List of Subsidiaries.
**23	.1	— Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm.
**31	.1	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.
**31	.2	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.
**32	.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.
**32	.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.

*	Management contract or compensation plan.

**	Filed herewith.

Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Benny Harper, Senior Vice President — Finance, Friedman Industries, Incorporated, P. O. Box 21147, Houston, Texas 77226.