Form 10-Q
period 2009-06-30
FRIEDMAN INDUSTRIES INC
filed 2009-08-13
CIK 39092

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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
Yes ☑                    No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                    No ☐
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
Yes ☐                    No ☑
     At June 30, 2009, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2009	MARCH 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,865,091	$16,880,110
Accounts receivable, net of allowances for bad debts and cash discounts of $27,276 and $37,276 at June 30 and March 31, 2009, respectively	3,756,781	4,991,239
Inventories	16,791,553	19,402,701
Prepaid income taxes	1,398,559	1,299,796
Other	47,709	99,531

TOTAL CURRENT ASSETS	43,859,693	42,673,377
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Buildings and yard improvements	7,000,839	7,000,839
Machinery and equipment	29,286,300	29,080,476
Less accumulated depreciation	(20,629,059)	(20,152,959)

	16,740,411	17,010,687

OTHER ASSETS:
Cash value of officers’ life insurance and other assets	790,500	776,000

TOTAL ASSETS	$61,390,604	$60,460,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,584,034	$2,662,209
Current portion of long-term debt	54,028	54,028
Deferred credit for LIFO inventory replacement	496,702	—
Dividends payable	203,983	339,972
Contribution to profit sharing plan	82,000	40,000
Employee compensation and related expenses	204,043	256,804

TOTAL CURRENT LIABILITIES	4,624,790	3,353,013
LONG-TERM DEBT LESS CURRENT PORTION	—	13,507
DEFERRED INCOME TAXES	386,039	363,864
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	632,154	615,328
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at June 30 and March 31, 2009	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at June 30 and March 31, 2009)	(5,475,964)	(5,475,964)
Retained earnings	24,244,751	24,611,482

TOTAL STOCKHOLDERS’ EQUITY	55,747,621	56,114,352

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,390,604	$60,460,064

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2009	2008
Net Sales	$12,246,219	$59,598,696
Costs and expenses
Costs of goods sold	11,658,639	51,533,953
General, selling and administrative costs	922,887	1,981,023
Interest expense	—	23,310

	12,581,526	53,538,286
Interest and other income	(14,500)	(41,418)

Earnings (loss) before income taxes	(320,807)	6,101,828
Income tax provision (benefit):
Current	(180,234)	2,024,271
Deferred	22,175	101,897

	(158,059)	2,126,168

Net earnings (loss)	$(162,748)	$3,975,660

Average number of common shares outstanding:
Basic	6,799,444	6,799,444
Diluted	6,799,444	6,799,444
Net earnings (loss) per share:
Basic	$(0.02)	$0.58
Diluted	$(0.02)	$0.58
Cash dividends declared per common share	$0.03	$0.08

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2009	2008
OPERATING ACTIVITIES
Net earnings (loss)	$(162,748)	$3,975,660
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation	476,101	303,600
Provision for deferred taxes	22,175	101,897
Change in postretirement benefits	16,826	16,344
Decrease (increase) in operating assets:
Accounts receivable	1,234,458	916,848
Inventories	2,611,148	10,584,263
Prepaid income taxes	(98,763)	—
Other current assets	51,822	(103,731)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	921,825	(2,791,716)
Contribution to profit sharing plan	42,000	(110,000)
Employee compensation and related expenses	(52,761)	653,947
Income taxes payable	—	1,680,516
Deferred credit for LIFO replacement	496,702	2,456,108

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,558,785	17,683,736
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(205,825)	(1,146,924)
Increase in cash surrender value of officers’ life insurance	(14,500)	(13,998)

NET CASH USED IN INVESTING ACTIVITIES	(220,325)	(1,160,922)
FINANCING ACTIVITIES
Cash dividends paid	(339,972)	(339,972)
Long-term debt	(13,507)	(6,613,508)

NET CASH USED IN FINANCING ACTIVITIES	(353,479)	(6,953,480)

INCREASE IN CASH AND CASH EQUIVALENTS	4,984,981	9,569,334
Cash and cash equivalents at beginning of period	16,880,110	2,643,922

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,865,091	$12,213,256

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended March 31, 2009.
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
     During the quarter ended June 30, 2009, LIFO inventories were reduced but are expected to be replaced by March 31, 2010. A deferred credit of $496,702 was recorded at June 30, 2009 to reflect replacement cost in excess of LIFO cost.
     A summary of inventory values by product group follows:

	June 30,	March 31,
	2009	2009
Prime Coil Inventory	$3,834,946	$6,504,540
Non-Standard Coil Inventory	513,362	141,097
Tubular Raw Material	1,651,585	1,783,130
Tubular Finished Goods	10,791,660	10,973,934

	$16,791,553	$19,402,701

NOTE C — LONG-TERM DEBT
     The Company has a $10 million revolving credit facility (the “revolver”) which expires April 1, 2010. There were no amounts outstanding pursuant to the revolver at June 30 and March 31, 2009, respectively. At March 31, 2008, the Company owed $6,600,000 pursuant to the revolver at an average interest rate of approximately 4.4%. These loans were paid off in April and May 2008.
     In June 2007, the Company incurred an interest free, long-term liability of $162,084 related to the purchase of pipe loading equipment which is payable in 36 equal monthly payments. Regarding this liability, the Company owed $54,028 and $67,535 at June 30 and March 31, 2009, respectively.
NOTE D — STOCK BASED COMPENSATION
     In the quarter ended June 30, 2009 and the fiscal year ended March 31, 2009, the Company had no stock-based compensation. There were no unexercised options at June 30, 2009, and no options were exercised or granted nor stock vested during those periods.

NOTE E — SEGMENT INFORMATION

	THREE MONTHS ENDED
	JUNE 30,
	2009	2008
	(in thousands)
Net sales
Coil	$7,011	$26,007
Tubular	5,235	33,592

Total net sales	$12,246	$59,599

Operating profit
Coil	$43	$585
Tubular	89	6,884

Total operating profit	132	7,469
Corporate expenses	468	1,385
Interest expense	—	23
Interest & other income	(15)	(41)

Earnings (loss) before income taxes	$(321)	$6,102

	June 30,	March 31,
	2009	2009
Segment assets
Coil	$18,994	$22,791
Tubular	18,334	18,703

	37,328	41,494
Corporate assets	24,063	18,966

	$61,391	$60,460

     Corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate executive and accounting salaries, professional fees and services, bad debts, accrued profit sharing expense, corporate insurance expenses and office supplies. Corporate assets consist primarily of cash and cash equivalents, prepaid income taxes and the cash value of officers’ life insurance.
NOTE F — SUPPLEMENTAL CASH FLOW INFORMATION
The Company paid income taxes of approximately $0 and $173,000 in the quarters ended June 30, 2009 and 2008, respectively. Interest paid in the quarters ended June 30, 2009 and 2008 was approximately $0 and $34,000, respectively.
NOTE G — NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 was effective, for the Company, beginning the first quarter of fiscal year 2009. For certain types of financial instruments, SFAS No. 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance of retained earnings in the fiscal year of adoption. All other provisions of SFAS No. 157 were applied prospectively beginning in the first quarter of fiscal year 2009. Adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements in the quarters ended June 30, 2008 and 2009.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS No. 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the quarter ended June 30, 2009, and its application had no impact on the Company’s consolidated condensed financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 13, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     During the three months ended June 30, 2009, sales, costs of goods sold and gross profit decreased $47,352,477, $39,875,314 and $7,477,163, respectively, from the comparable amounts recorded during the three months ended June 30, 2008. The decrease in sales was related primarily to a substantial decrease in tons sold. Tons sold declined from approximately 76,000 tons in the 2008 quarter to approximately 22,000 tons in the 2009 quarter. Average per ton selling prices declined as well. The average per ton selling price decreased from $781 per ton in the 2008 quarter to $564 per ton in the 2009 quarter. The decrease in costs of goods sold was related primarily to the decline in tons sold and a decrease in average per ton cost which declined from approximately $675 per ton in the 2008 quarter to $537 in the 2009 quarter. Gross profit was adversely affected by the decrease in tons sold and a substantial reduction in margins. Gross profit as a percentage of sales decreased from approximately 13.5% in the 2008 quarter to approximately 4.8% in the 2009 quarter. During the 2008 quarter, the Company experienced strong market conditions for its tubular products and recorded one of the most profitable quarters in Company history. During the 2009 quarter, the Company’s operations continued to be adversely affected by extremely soft market conditions for durable goods and energy related products resulting from the significant downturn in the U.S. economy.
     Coil product segment sales decreased approximately $18,996,000 during the 2009 quarter. This decrease resulted primarily from a decrease in tons sold as coil tonnage shipped declined from approximately 31,000 tons in the 2008 quarter to approximately 13,000 tons in the 2009 quarter. Also, the average per ton selling price declined from approximately $841 per ton in the 2008 quarter to $525 in the 2009 quarter. Coil operating profit as a percentage of coil segment sales decreased from approximately 2.2% in the 2008 quarter to 0.6% in the 2009 quarter. The Company believes that market conditions for coil products will remain soft until the U.S. economy improves and generates improved demand for durable goods.
     In August 2008, the Company began operating its new coil facility in Decatur, Alabama. This operation produced an operating loss of approximately $400,000 in the 2009 quarter. The Company expects that this facility will continue to produce a loss until demand for coil products improves.
     The Company is primarily dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. In the 2009 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.
     Tubular product segment sales decreased approximately $28,357,000 during the 2009 quarter. This decrease primarily resulted from a decrease in tons sold which declined from approximately 45,000 tons in the 2008 quarter to approximately 8,000 tons sold in the 2009 quarter. The average per ton selling price of tubular products decreased from $739 per ton in the 2008 quarter to $627 per ton in the 2009 quarter. Tubular product segment operating profits as a percentage of segment sales were approximately 20.5% and 1.7% in the 2008 and 2009 quarters, respectively. During the 2008 quarter, market conditions for tubular products were strong and the Company recorded one of its most profitable quarters in Company history. In contrast, extremely soft market conditions were experienced in the 2009 quarter. The Company believes that market conditions will remain soft until the U.S. economy recovers and generates improved demand for tubular products.
     In recent years, U.S. Steel Tubular Products Inc. (“USS”), an affiliate of United States Steel Corporation, has been the Company’s primary supplier of tubular products and coil material used in pipe manufacturing and is a major customer of finished tubular products. Certain finished tubular products are used in the energy business and are manufactured by the Company and sold to USS. Beginning in December 2008, USS reduced orders for these finished tubular products. Also, in February 2009, USS announced that it was temporarily idling its plant in Lone Star, Texas, due to weak market conditions. Since February 2009, the Company has received few orders from USS and a significantly reduced supply of pipe and coil material from USS. The Company believes that reduced orders for finished tubular products will continue until the U.S. economy recovers and generates improved demand for these products. Loss of USS as a supplier or customer could have an adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amounts of pipe and coil material that will be available from USS in the future.
     The recently-depressed market conditions during the downturn of the U. S. economy, along with the significant decrease in orders from USS and the reduction in the supply of pipe and coil material from USS, have had an adverse effect on the Company’s tubular business. As a result, the Company downsized its tubular division to a level more commensurate with operations.
     During the 2009 quarter, general, selling and administrative costs decreased $1,058,136 from the amount recorded during the 2008 quarter. This decrease was related primarily to a reduction in bonuses and commissions associated with reduced earnings and volume.
     Income taxes declined $2,284,227 from the amount recorded in the 2008 quarter. This decrease was related primarily to the decrease in earnings (loss) before taxes. Effective tax rates were 35% and 49% in the quarters ended 2008 and 2009, respectively. In the 2009 quarter, the Company benefited from recoverable income taxes associated with both federal and state income taxes.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
     The Company remained in a strong, liquid position at June 30, 2009. Current ratios were 9.5 and 12.7 at June 30, 2009 and March 31, 2009, respectively. Working capital was $39,234,903 at June 30, 2009, and $39,320,364 at March 31, 2009.
     During the quarter ended June 30, 2009, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts primarily occurred in the ordinary course of business. Cash increased primarily as a result of decreases in accounts receivable and inventories. Accounts receivable declined due to a substantial decrease in sales in June 2009. Management reduced inventories to a level more commensurate with sales. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.
     During the quarter ended June 30, 2008, the Company purchased approximately 1,147,000 in fixed assets. These assets were related primarily to buildings and equipment associated with the new coil operation located in Decatur, Alabama, which began operations in August 2008. The Decatur processing facility operates a steel temper mill and a cut-to-length line, including a levelling line.
     The Company has an arrangement with a bank which provides for a revolving line of credit facility (the “revolver”). Pursuant to the revolver, which expires April 1, 2010, the Company may borrow up to $10 million at an interest rate of the bank’s prime rate or 1.5% over LIBOR. The Company uses the revolver to support cash flow and will borrow and repay the note as working capital is required. At June 30, 2008 and 2009, the Company had no borrowings outstanding under the revolver. At March 31, 2008, the Company owed $6,600,000 pursuant to the revolver at an average interest rate of approximately 4.4%. These loans were paid off in April and May 2008.
     Historically, the Company has renewed the revolver approximately one year before its expiration date. As a result of the current lending environment, the Company may not be able to amend or extend the revolver or enter into a new credit arrangement on terms as favorable to the Company as the current revolver. As a result, the Company has chosen not to renew the revolver at the present time.
     The Company has in the past and may in the future borrow funds on a term basis to build or improve facilities. The Company currently has no plans to borrow any significant amount of funds on a term basis.
     Notwithstanding the current market conditions, the Company believes its cash flows from operations and borrowing capability due to its strong balance sheet are adequate to fund its expected cash requirements for the next twenty-four months.
CRITICAL ACCOUNTING POLICIES
     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy which requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventory requires estimates of the year end quantities which is inherently difficult. Historically, these estimates have been materially correct. At June 30, 2008, LIFO inventories were reduced and were partially replaced by March 31, 2009. A deferred credit of $2,456,108 was recorded at June 30, 2008, to reflect the replacement costs in excess of the LIFO cost associated with liquidated inventory. As replacement cost and liquidated cost of material were approximately equal, no significant gain or loss from this liquidation was recorded in fiscal 2009. In the quarter ended June 30, 2009, LIFO inventories were reduced and are expected to be replaced by March 31, 2010. A deferred credit of $496,702 was recorded at June 30, 2009, to reflect the replacement cost in excess of the LIFO cost.
FORWARD-LOOKING STATEMENTS
     From time to time, the Company may make certain statements that contain forward-looking information (as defined in the Private Securities Litigation Reform Act of 1996) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future results of operations, future production capacity, product quality and proposed expansion plans. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company’s filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the demand for and prices of the Company’s products, changes in the demand for steel and steel products in general and the Company’s success in executing its internal operating plans, including any proposed expansion plans.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not Required

Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended June 30, 2009. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2009 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED
Three Months Ended June 30, 2009
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
Date August 13, 2009
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