Form 10-Q
period 2009-12-31
FRIEDMAN INDUSTRIES INC
filed 2010-02-12
CIK 39092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
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
Yes ☐                    No ☑
     At December 31, 2009, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2009	MARCH 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,859,520	$16,880,110
Accounts receivable, net of allowances for bad debts and cash discounts of $22,276 and $37,276 at December 31 and March 31, 2009, respectively	3,179,228	4,991,239
Inventories	18,421,529	19,402,701
Prepaid income taxes	1,317,894	1,299,796
Other	153,991	99,531

TOTAL CURRENT ASSETS	43,932,162	42,673,377
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Buildings and yard improvements	7,000,837	7,000,839
Machinery and equipment	29,368,209	29,080,476
Less accumulated depreciation	(21,494,057)	(20,152,959)

	15,957,320	17,010,687

OTHER ASSETS:
Cash value of officers’ life insurance and other assets	819,500	776,000

TOTAL ASSETS	$60,708,982	$60,460,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,857,844	$2,662,209
Current portion of long-term debt	27,014	54,028
Dividends payable	67,994	339,972
Contribution to profit sharing plan	166,000	40,000
Employee compensation and related expenses	241,174	256,804

TOTAL CURRENT LIABILITIES	4,360,026	3,353,013
LONG-TERM DEBT LESS CURRENT PORTION	—	13,507
DEFERRED INCOME TAXES	319,004	363,864
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	665,805	615,328
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at December 31 and March 31, 2009	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at December 31 and March 31, 2009)	(5,475,964)	(5,475,964)
Retained earnings	23,861,277	24,611,482

TOTAL STOCKHOLDERS’ EQUITY	55,364,147	56,114,352

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,708,982	$60,460,064

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended December 31,		Nine months ended December 31,

	2009	2008	2009	2008

Net sales	$13,470,721	$56,182,665	$41,803,270	$186,855,501
Costs and expenses
Costs of goods sold	12,604,699	47,775,322	39,723,710	160,237,068
General, selling and administrative costs	881,678	1,585,716	2,730,880	5,433,524
Interest expense	—	—	—	23,310

	13,486,377	49,361,038	42,454,590	165,693,902
Interest and other income	(42,988)	(26,584)	(71,988)	(130,761)

Earnings (loss) before income taxes	27,332	6,848,211	(579,332)	21,292,360
Provision for (benefit from) income taxes:
Current	26,071	2,192,149	(124,238)	7,012,409
Deferred	42,500	101,897	(44,860)	305,691

	68,571	2,294,046	(169,098)	7,318,100

Net earnings (loss)	$(41,239)	$4,554,165	$(410,234)	$13,974,260

Weighted average number of common shares outstanding:
Basic	6,799,444	6,799,444	6,799,444	6,799,444
Diluted	6,799,444	6,799,444	6,799,444	6,799,444
Net earnings (loss) per share:
Basic	$(0.01)	$0.67	$(0.06)	$2.06
Diluted	$(0.01)	$0.67	$(0.06)	$2.06
Cash dividends declared per common share	$0.01	$0.12	$0.05	$0.32

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended December 31
	2009	2008
OPERATING ACTIVITIES
Net earnings (loss)	$(410,234)	$13,974,260
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation	1,421,100	1,184,701
Provision for deferred taxes	(44,860)	305,691
Provision for postretirement benefits	50,477	49,184
Decrease (increase) in operating assets:
Accounts receivable, net	1,812,011	2,227,133
Inventories	981,172	1,808,412
Prepaid income taxes	(18,098)	—
Other	(54,460)	(343,356)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,195,635	(5,030,069)
Contribution to profit-sharing plan	126,000	16,000
Employee compensation and related expenses	(15,630)	684,933
Income taxes payable	—	2,354,700

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,043,113	17,231,589
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(367,733)	(2,003,655)
Increase in cash surrender value of officers’ life insurance	(43,500)	(41,999)

NET CASH USED IN INVESTING ACTIVITIES	(411,233)	(2,045,654)
FINANCING ACTIVITIES
Cash dividends paid	(611,949)	(1,699,861)
Principal payments on notes payable	(40,521)	(6,640,521)

NET CASH USED IN FINANCING ACTIVITIES	(652,470)	(8,340,382)

INCREASE IN CASH AND CASH EQUIVALENTS	3,979,410	6,845,553
Cash and cash equivalents at beginning of period	16,880,110	2,643,922

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,859,520	$9,489,475

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
     During the nine months ended December 31, 2009, LIFO inventories were reduced. Since LIFO costs associated with this reduction and current replacement costs were approximately the same, this reduction did not have a meaningful effect on the results of operations in the nine months ended December 31, 2009. The Company expects that LIFO inventories at March 31, 2010 will be approximately the same as LIFO inventories at December 31, 2009.
     A summary of inventory values by product group follows:

	December 31,	March 31,
	2009	2009
Prime Coil Inventory	$4,769,387	$6,504,540
Non-Standard Coil Inventory	520,250	141,097
Tubular Raw Material	1,808,749	1,783,130
Tubular Finished Goods	11,323,143	10,973,934

	$18,421,529	$19,402,701

NOTE C — LONG-TERM DEBT
     The Company has a $10 million revolving credit facility (the “revolver”) which expires April 1, 2010. There were no amounts outstanding pursuant to the revolver at December 31 and March 31, 2009, respectively. At March 31, 2008, the Company owed $6,600,000 pursuant to the revolver at an average interest rate of approximately 4.4%. These loans were paid off in April and May 2008.
     In June 2007, the Company incurred an interest free, long-term liability of $162,084 related to the purchase of pipe loading equipment which is payable in 36 equal monthly payments. Regarding this liability, the Company owed $27,014 and $67,535 at December 31 and March 31, 2009, respectively.
NOTE D — STOCK BASED COMPENSATION
     In the nine months ended December 31, 2009 and the fiscal year ended March 31, 2009, the Company had no stock-based compensation. There were no unexercised options at December 31, 2009, and no options were exercised or granted, nor did any shares of stock vest, during those periods.

NOTE E — SEGMENT INFORMATION

	Three Months Ended December 31,		Nine Months Ended December 31,

	2009	2008	2009	2008

	(in thousands)		(in thousands)
Net sales
Coil	$7,622	$13,977	$25,038	$62,864
Tubular	5,849	42,206	16,765	123,992

Total net sales	$13,471	$56,183	$41,803	$186,856

Operating profit (loss)
Coil	$(597)	$1,188	$(930)	$(559)
Tubular	936	6,323	1,513	24,871

Total operating profit	339	7,511	583	24,312
Corporate expenses	355	690	1,234	3,128
Interest expense	—	—	—	23
Interest & other income	(43)	(27)	(72)	(131)

Total earnings (loss) before taxes	$27	$6,848	$(579)	$21,292

	December 31,	March 31,
	2009	2009
	(in thousands)
Segment assets
Coil	$18,419	$22,791
Tubular	19,289	18,703

	37,708	41,494
Corporate assets	23,001	18,966

	$60,709	$60,460

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
NOTE F — SUPPLEMENTAL CASH FLOW INFORMATION
The Company paid income taxes of approximately $57,000 and $4,243,000 in the nine months ended December 31, 2009 and 2008, respectively. Interest paid in the nine months ended December 31, 2009 and 2008 was approximately $0 and $23,000, respectively.
NOTE G — NEW ACCOUNTING PRONOUNCEMENTS
     Effective July 1, 2009, the Financial Accounting Standards Board issued Accounting Standards Codification (“ASC”) that codifies generally accepted accounting principles in the United States (“GAAP”). Although ASC did not change GAAP, it did change the way the Company references authoritative literature. Effective July 1, 2009, the Company adopted ASC.
     ASC Topic 855, “Subsequent Events” (“ASC 855”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted ASC 855 during the quarter ended June 30, 2009, and its application had no impact on the Company’s consolidated condensed financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was February 12, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008
     During the nine months ended December 31, 2009, sales, costs of goods sold and gross profit decreased $145,052,231, $120,513,358 and $24,538,873, respectively, from the comparable amounts recorded during the nine months ended December 31, 2008. The decrease in sales was related to substantial decreases in tons sold and average selling prices. Tons sold declined from approximately 197,000 tons in the 2008 period to approximately 72,000 tons in the 2009 period. The average per ton selling price decreased from approximately $950 per ton in the 2008 period to $580 per ton in the 2009 period. The decrease in costs of goods sold was related primarily to the decline in tons sold and in average per ton cost which declined from approximately $815 per ton in the 2008 period to $552 in the 2009 period. Gross profit was adversely affected by the decrease in tons sold and a substantial reduction in margins. Gross profit as a percentage of sales decreased from approximately 14.2% in the 2008 period to approximately 5.0% in the 2009 period. During the 2008 period, the Company experienced strong market conditions for its tubular products and recorded one of the most profitable periods in Company history. During the 2009 period, the Company’s operations continued to be adversely affected by extremely soft market conditions for durable goods and energy-related products resulting from the significant downturn in the U.S. economy.
     Coil product segment sales decreased approximately $37,826,000 during the 2009 period. This decrease resulted from a decrease in tons sold and in average selling prices. Tons sold declined from approximately 66,000 tons in the 2008 period to approximately 45,000 tons in the 2009 period. The average per ton selling price declined from approximately $950 per ton in the 2008 period to $555 in the 2009 period. The Company experienced coil operating losses in both the 2008 and 2009 periods. Coil operating losses as a percentage of coil segment sales were approximately 1.0% in the 2008 period and 3.7% in the 2009 period. Market conditions for coil products and services are related generally to durable goods. The Company believes that market conditions for coil products will remain soft until the U.S. economy improves and generates improved demand for durable goods.
     In August 2008, the Company began operating its new coil facility in Decatur, Alabama. This operation produced operating losses of approximately $555,000 and $1,238,000 in the 2008 and 2009 periods, respectively. The Company expects that this facility will continue to produce a loss until demand for coil products improves.
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
     Tubular product segment sales decreased approximately $107,227,000 during the 2009 period. This decrease primarily resulted from a decrease in tons sold which declined from approximately 131,000 tons in the 2008 period to approximately 27,000 tons sold in the 2009 period. The average per ton selling price of tubular products decreased from approximately $950 per ton in the 2008 period to $623 per ton in the 2009 period. Tubular product segment operating profits as a percentage of segment sales were approximately 20.1% and 9.0% in the 2008 and 2009 periods, respectively. During the 2008 period, market conditions for tubular products were strong and the Company recorded one of the most profitable periods in Company history. In contrast, extremely soft market conditions were experienced in the 2009 period. The Company believes that market conditions will remain soft until the U.S. economy recovers and generates improved demand for tubular products.
     In recent years, U.S. Steel Tubular Products Inc. (“USS”), an affiliate of United States Steel Corporation, has been the Company’s primary supplier of tubular products and coil material used in pipe manufacturing and is a major customer of finished tubular products. Certain finished tubular products used in the energy business are manufactured by the Company and sold to USS. Beginning in December 2008, USS reduced orders for these finished tubular products. Also, in February 2009, USS announced that it was temporarily idling its plant in Lone Star, Texas, due to weak market conditions. Since February 2009, the Company has received few orders from USS and a significantly reduced supply of pipe and coil material from USS. The Company believes that reduced orders for finished tubular products will continue until the U.S. economy recovers and generates improved demand for these products. Loss of USS as a supplier or customer could have an adverse effect on the Company’s business. The Company can make no assurances as to orders from USS for finished tubular products or the amounts of pipe and coil material that will be available from USS in the future.
     The recently-depressed market conditions during the downturn of the U. S. economy, along with the significant decrease in orders from USS and the reduction in the supply of pipe and coil material from USS, have had an adverse effect on the Company’s tubular business. As a result, in February 2009, the Company downsized its tubular division to a level more commensurate with operations.
     During the 2009 period, general, selling and administrative costs decreased $2,702,644 from the amount recorded during the 2008 period. This decrease was related primarily to a reduction in bonuses and commissions associated with reduced earnings and volume.
     Income taxes declined $7,487,198 from the amount recorded in the 2008 period. This decrease was related primarily to the decrease in earnings (loss) before taxes.

     Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008
     During the three months ended December 31, 2009, sales, costs of goods sold and gross profit decreased $42,711,944, $35,170,623 and $7,541,321, respectively, from the comparable amounts recorded during the three months ended December 31, 2008. The decrease in sales was related to substantial decreases in tons sold and average per ton selling prices. Tons sold declined from approximately 53,000 tons in the 2008 quarter to approximately 22,000 tons in the 2009 quarter. The average per ton selling price declined from approximately $1,061 per ton in the 2008 quarter to $601 per ton in the 2009 quarter. The decrease in costs of goods sold was related primarily to the decline in tons sold and a decrease in average per ton cost which declined from approximately $902 per ton in the 2008 quarter to $562 in the 2009 quarter. Gross profit was adversely affected by the decrease in tons sold and a substantial reduction in margins. Gross profit as a percentage of sales decreased from approximately 15.0% in the 2008 quarter to approximately 6.4% in the 2009 quarter. During the 2008 quarter, the Company experienced strong market conditions for its tubular products and recorded one of the most profitable quarters in Company history. During the 2009 quarter, the Company’s operations continued to be adversely affected by extremely soft market conditions for durable goods and energy-related products resulting from the significant downturn in the U.S. economy.
     Coil product segment sales decreased approximately $6,355,000 during the 2009 quarter. This decrease resulted primarily from decreases in tons sold and average selling prices. Tons of coil products shipped declined from approximately 15,000 tons in the 2008 quarter to approximately 13,000 tons in the 2009 quarter. The average per ton selling price declined from approximately $954 per ton in the 2008 quarter to $589 in the 2009 quarter. The Company produced an operating profit from coil operations in the 2008 quarter compared to an operating loss in the 2009 quarter. In the 2008 quarter, coil operations benefited from a rapid and significant reduction in the cost of coil material which had the effect of reducing the current cost applied to revenue. Even though the Company benefited from this reduction in cost in the 2008 quarter, market conditions in both the 2008 and 2009 quarters remained soft. Market conditions for these products are related generally to durable goods. The Company believes that market conditions for coil products will remain soft until the U.S. economy improves and generates improved demand.
     The Company is primarily dependent on NSC for its supply of coil inventory. In the 2009 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.
     Tubular product segment sales decreased approximately $36,357,000 during the 2009 quarter. This decrease primarily resulted from a decrease in tons sold which declined from approximately 38,000 tons in the 2008 quarter to approximately 9,000 tons sold in the 2009 quarter. The average per ton selling price of tubular products decreased from $1,102 per ton in the 2008 quarter to $617 per ton in the 2009 quarter. Tubular product segment operating profits as a percentage of segment sales were approximately 15.0% and 16.0% in the 2008 and 2009 quarters, respectively. During the 2008 quarter, market conditions for tubular products were strong and the Company recorded one of its most profitable quarters in Company history. In contrast, extremely soft market conditions were experienced in the 2009 quarter. The Company believes that market conditions will remain soft until the U.S. economy recovers and generates improved demand for tubular products.
     In recent years, USS has been the Company’s primary supplier of tubular products and coil material used in pipe manufacturing and is a major customer of finished tubular products. Certain finished tubular products used in the energy business are manufactured by the Company and sold to USS. Beginning in December 2008, USS reduced orders for these finished tubular products. Also, in February 2009, USS announced that it was temporarily idling its plant in Lone Star, Texas, due to weak market conditions. Since February 2009, the Company has received few orders from USS and a significantly reduced supply of pipe and coil material from USS. The Company believes that reduced orders for finished tubular products will continue until the U.S. economy recovers and generates improved demand for these products. Loss of USS as a supplier or customer could have an adverse effect on the Company’s business. The Company can make no assurances as to orders from USS for finished tubular products or the amounts of pipe and coil material that will be available from USS for in the future.
     The recently-depressed market conditions during the downturn of the U. S. economy, along with the significant decrease in orders from USS and the reduction in the supply of pipe and coil material from USS, have had an adverse effect on the Company’s tubular business. As a result, in February 2009, the Company downsized its tubular division to a level more commensurate with operations.
     During the 2009 quarter, general, selling and administrative costs decreased $704,038 from the amount recorded during the 2008 quarter. This decrease was related primarily to a reduction in bonuses and commissions associated with reduced earnings and volume.
     Income taxes declined $2,225,475 from the amount recorded in the 2008 quarter. This decrease was related primarily to the decrease in earnings before taxes.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
     The Company remained in a strong, liquid position at December 31, 2009. Current ratios were 10.1 and 12.7 at December 31, 2009 and March 31, 2009, respectively. Working capital was $39,572,136 at December 31, 2009, and $39,320,364 at March 31, 2009.
     During the quarter ended December 31, 2009, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts primarily occurred in the ordinary course of business. Cash increased primarily as a result of decreases in accounts receivable and inventories and an increase in accounts payable. Accounts receivable declined due to a substantial decrease in sales in December 2009. Management reduced inventories to a level more commensurate with sales. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.
     The Company has an arrangement with a bank which provides for a revolving line of credit facility (the “revolver”). Pursuant to the revolver, which expires April 1, 2010, the Company may borrow up to $10 million at an interest rate of the bank’s prime rate or 1.5% over LIBOR. The Company uses the revolver to support cash flow and will borrow and repay the note as working capital is required. At March 31, 2009 and December 31, 2009, the Company had no borrowings outstanding under the revolver. At March 31, 2008, the Company owed $6,600,000 pursuant to the revolver at an average interest rate of approximately 4.4%. These loans were paid off in April and May 2008.
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
CRITICAL ACCOUNTING POLICIES
     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy which requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventory requires estimates of the year end quantities which is inherently difficult. Historically, these estimates have been materially correct. In the nine months ended December 31, 2009, LIFO inventories were reduced. Since LIFO costs associated with this reduction and current replacement costs were approximately the same, this reduction did not have a meaningful effect on results of operations in the nine months ended December 31, 2009. The Company expects that LIFO inventories at March 31, 2010 will be approximately the same as LIFO inventories at December 31, 2009.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not required

Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended December 31, 2009. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended December 31, 2009 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended December 31, 2009

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 1A. Risk Factors

      Not required

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
Dated: February 12, 2010
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