Form 10-Q
period 2010-06-30
FRIEDMAN INDUSTRIES INC
filed 2010-08-12
CIK 39092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
Yes ☐                    No ☑
     At June 30, 2010, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	JUNE 30, 2010	MARCH 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,255,081	$19,812,881
Accounts receivable, net of allowances for bad debts and cash discounts of $37,276 at June 30 and March 31, 2010	11,612,636	8,686,151
Inventories	24,249,380	20,122,296
Other	5,967	81,791

TOTAL CURRENT ASSETS	50,123,064	48,703,119
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Buildings and yard improvements	7,000,839	7,000,839
Machinery and equipment	29,803,610	29,374,766
Less accumulated depreciation	(22,429,533)	(21,963,333)

	15,457,247	15,494,603

OTHER ASSETS:
Cash value of officers’ life insurance and other assets	848,000	834,000

TOTAL ASSETS	$66,428,311	$65,031,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,999,886	$6,912,741
Current portion of long-term debt	—	13,507
Income taxes payable	708,520	94,563
Deferred credit for LIFO inventory replacement	94,064	—
Dividends payable	271,978	67,994
Contribution to profit sharing plan	99,500	44,000
Employee compensation and related expenses	625,632	443,473

TOTAL CURRENT LIABILITIES	7,799,580	7,576,278
DEFERRED INCOME TAXES	400,803	414,403
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	706,359	682,631
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at June 30 and March 31, 2010	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at June 30 and March 31, 2010)	(5,475,964)	(5,475,964)
Retained earnings	26,018,699	24,855,540

TOTAL STOCKHOLDERS’ EQUITY	57,521,569	56,358,410

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,428,311	$65,031,722

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2010	2009
Net Sales	$29,222,232	$12,246,219
Costs and expenses
Costs of goods sold	25,784,294	11,658,639
General, selling and administrative costs	1,274,470	922,887

	27,058,764	12,581,526
Interest and other income	(14,027)	(14,500)

Earnings (loss) before income taxes	2,177,495	(320,807)
Income tax provision (benefit):
Current	755,958	(180,234)
Deferred	(13,600)	22,175

	742,358	(158,059)

Net earnings (loss)	$1,435,137	$(162,748)

Average number of common shares outstanding:
Basic	6,799,444	6,799,444
Diluted	6,799,444	6,799,444
Net earnings (loss) per share:
Basic	$0.21	$(0.02)
Diluted	$0.21	$(0.02)
Cash dividends declared per common share	$0.04	$0.03

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2010	2009
OPERATING ACTIVITIES
Net earnings (loss)	$1,435,137	$(162,748)
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Depreciation	466,200	476,101
Provision for deferred taxes	(13,600)	22,175
Change in postretirement benefits	23,728	16,826
Decrease (increase) in operating assets:
Accounts receivable	(2,926,485)	1,234,458
Inventories	(4,127,084)	2,611,148
Prepaid income taxes	—	(98,763)
Other current assets	75,824	51,822
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(912,855)	921,825
Contribution to profit sharing plan	55,500	42,000
Employee compensation and related expenses	182,159	(52,761)
Income taxes payable	613,957	—
Deferred credit for LIFO inventory replacement	94,064	496,702

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,033,455)	5,558,785
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(428,844)	(205,825)
Increase in cash surrender value of officers’ life insurance	(14,000)	(14,500)

NET CASH USED IN INVESTING ACTIVITIES	(442,844)	(220,325)
FINANCING ACTIVITIES
Cash dividends paid	(67,994)	(339,972)
Long-term debt	(13,507)	(13,507)

NET CASH USED IN FINANCING ACTIVITIES	(81,501)	(353,479)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,557,800)	4,984,981
Cash and cash equivalents at beginning of period	19,812,881	16,880,110

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,255,081	$21,865,091

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended March 31, 2010.
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
     During the quarter ended June 30, 2010, LIFO inventories were reduced but are expected to be replaced by March 31, 2011. During the quarter ended June 30, 2009, LIFO inventories were reduced and were partially replaced by March 31, 2010. Deferred credits of $94,064 and $496,702 were recorded at June 30, 2010 and June 30, 2009, respectively, to reflect replacement cost in excess of LIFO cost.
     A summary of inventory values by product group follows:

	June 30,	March 31,
	2010	2010
Prime Coil Inventory	$4,591,690	$4,643,951
Non-Standard Coil Inventory	504,333	504,351
Tubular Raw Material	5,180,935	3,698,531
Tubular Finished Goods	13,972,422	11,275,463

	$24,249,380	$20,122,296

NOTE C — LONG-TERM DEBT
     In June 2007, the Company incurred an interest free, long-term liability of $162,084 related to the purchase of pipe loading equipment which was payable in 36 equal monthly payments. The balance of this liability at March 31, 2010 of $13,507 was paid in the quarter ended June 30, 2010.

NOTE D — SEGMENT INFORMATION (in thousands)

	THREE MONTHS ENDED
	JUNE 30,
	2010	2009
Net sales
Coil	$12,097	$7,011
Tubular	17,125	5,235

Total net sales	$29,222	$12,246

Operating profit (loss)
Coil	$(324)	$43
Tubular	3,245	89

Total operating profit	2,921	132
Corporate expenses	758	468
Interest & other income	(14)	(15)

Earnings (loss) before income taxes	$2,177	$(321)

	June 30,	March 31,
	2010	2010
Segment assets
Coil	$19,782	$20,377
Tubular	31,542	24,006

	51,324	44,383
Corporate assets	15,104	20,649

	$66,428	$65,032

     Corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate executive and accounting salaries, professional fees and services, bad debts, profit sharing expense, corporate insurance expenses and office supplies. Corporate assets consist primarily of cash and cash equivalents and the cash value of officers’ life insurance.
NOTE E — SUPPLEMENTAL CASH FLOW INFORMATION
The Company paid income taxes of approximately $253,000 and $62,000 in the quarters ended June 30, 2010 and 2009, respectively. No interest was paid in the quarters ended June 30, 2010 and 2009, respectively.
NOTE F — SUBSEQUENT EVENTS
     ASC Topic 855, “Subsequent Events” (“ASC 855”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted ASC 855 during the quarter ended June 30, 2009, and its application had no impact on the Company’s consolidated condensed financial statements. The Company evaluated subsequent events through the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     During the three months ended June 30, 2010, sales, costs of goods sold and gross profit increased $16,976,013, $14,125,655 and $2,850,358, respectively, from the comparable amounts recorded during the three months ended June 30, 2009. The increase in sales was related primarily to a substantial increase in tons sold which increased from approximately 22,000 tons in the 2009 quarter to approximately 39,000 tons in the 2010 quarter. Also, the average per ton selling price increased from approximately $564 per ton in the 2009 quarter to $750 per ton in the 2010 quarter. The increase in costs of goods sold was related primarily to the increase in tons sold and an increase in average per ton cost which rose from approximately $537 per ton in the 2009 quarter to approximately $662 in the 2010 quarter. Gross profit benefited from the sales increase as well as a significant increase in gross margins. Gross profit as a percentage of sales increased from approximately 4.8% in the 2009 quarter to approximately 11.8% in the 2010 quarter. During the 2009 quarter, the Company experienced a significant downturn in the U.S. economy and the Company’s operations were adversely affected by extremely soft market conditions for durable goods and energy related products. In the 2010 quarter, the Company experienced improved market conditions for its tubular products but market demand for coil products remained soft. Accordingly, the improvement in results of operations during the 2010 quarter was related primarily to the tubular product segment of the Company.
     Coil product segment sales increased approximately $5,086,000 during the 2010 quarter. This increase resulted primarily from a increase in tons sold and a significant increase in the average selling price. Coil tons shipped increased from approximately 13,000 tons in the 2009 quarter to approximately 16,000 tons in the 2010 quarter and the average per ton selling price increased from approximately $525 per ton in the 2009 quarter to $738 in the 2010 quarter. Margins earned on sales of coil products were adversely impacted in both the 2009 quarter and the 2010 quarter by soft demand. Also, the Company incurred significant increases in the cost of coil material in the 2010 quarter that could not be readily passed on to its customers. Management believes that market conditions for coil products will not improve until the U.S. economy improves and generates significant improvement in demand for durable goods.
     In August 2008, the Company began operating its new coil facility in Decatur, Alabama. This operation produced an operating loss of approximately $300,000 and $400,000 in the 2010 and 2009 quarters, respectively. The Company expects that this facility will continue to produce a loss until demand for coil products improves.
     The Company is primarily dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. In the 2010 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.
     Tubular product segment sales increased approximately $11,890,000 during the 2010 quarter. This increase primarily resulted from a increase in tons sold which increased from approximately 8,000 tons in the 2009 quarter to approximately 23,000 tons sold in the 2010 quarter. The average per ton selling price of tubular products increased from approximately $627 per ton in the 2009 quarter to $759 in the 2010 quarter. Tubular product segment operating profits as a percentage of segment sales were approximately 1.7% and 18.9% in the 2009 and 2010 quarters, respectively. Extremely soft market conditions were experienced in the 2009 quarter as compared to stronger market conditions in the 2010 quarter. Also, since February 2010, the Company has received an increase in orders for finished tubular products from U. S. Steel Tubular Products, Inc. (“USS”), an affiliate of United States Steel Corporation.
     In recent years, USS has been the Company’s primary supplier of tubular products and coil material used in pipe manufacturing and a major customer of finished tubular products. Certain finished tubular products used in the energy business are manufactured by the Company and sold to USS. Beginning in December 2008, USS reduced orders for these finished tubular products. Also, in February 2009, USS announced that it was temporarily idling its plant in Lone Star, Texas, due to weak market conditions. From February 2009 until February 2010, the Company received few orders from USS and experienced a significantly reduced supply of pipe and coil material from USS. After USS reopened its Lone Star facility and since February 2010, the Company has received an increase in orders for finished tubular products from USS and an increased supply of tubular products and coil material used in the production of pipe. Loss of USS as a supplier or customer could have an adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amounts of pipe and coil material that will be available from USS in the future.
     From February 2009 until February 2010, the Company downsized its tubular division to a level more commensurate with operations. Since February 2010, the Company increased the level of operations of the tubular division to support modest increases in production requirements.
     During the 2010 quarter, general, selling and administrative costs increased $351,583 from the amount recorded during the 2009 quarter. This increase was related primarily to increases in bonuses and commissions associated with increased earnings and volume.
     Income taxes increased $900,417 from the amount recorded in the 2009 quarter. This increase was related primarily to earnings before taxes in the 2010 quarter compared to a loss before taxes in the 2009 quarter. Effective tax rates were 34% and 49% in the quarters ended 2010 and 2009, respectively. In the 2009 quarter, the Company benefited from recoverable income taxes associated with both federal and state income taxes.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
     The Company remained in a strong, liquid position at June 30, 2010. The current ratio was 6.4 at June 30, 2010 and March 31, 2010. Working capital was $42,323,484 at June 30, 2010, and $41,126,841 at March 31, 2010.
     During the quarter ended June 30, 2010, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts primarily occurred in the ordinary course of business. Cash decreased primarily as a result of increases in accounts receivable and inventories. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.
     During the quarter ended June 30, 2010, the Company purchased approximately $429,000 in fixed assets. These assets were related primarily to improvements associated with the Company’s tubular operation.
     The Company had an arrangement with a bank which provided for a revolving line of credit facility (the “revolver”). The revolver expired April 1, 2010. Historically, the Company renewed the revolver approximately one year before its expiration date. As a result of the current lending environment, the Company was not able to amend or extend the revolver or enter into a new credit arrangement on terms as favorable to the Company as the expired revolver. As a result, the Company chose not to renew the revolver.
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
CRITICAL ACCOUNTING POLICIES
     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy which requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventory requires estimates of the year end quantities which is inherently difficult. Historically, these estimates have been materially correct. In the quarter ended June 30, 2010, LIFO inventories were reduced and are expected to be replaced by March 31, 2011. Also, in the quarter ended June 30, 2009, LIFO inventories were reduced and were partially replaced by March 31, 2010. Deferred credits of $94,064 and $496,702 were recorded at June 30, 2010 and June 30, 2009, respectively, to reflect replacement cost in excess of LIFO cost.
FORWARD-LOOKING STATEMENTS
     From time to time, the Company may make certain statements that contain forward-looking information (as defined in the Private Securities Litigation Reform Act of 1996) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future results of operations, future production capacity, product quality and proposed expansion plans. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company’s filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”). Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the demand for and prices of the Company’s products, changes in the demand for steel and steel products in general and the Company’s success in executing its internal operating plans, including any proposed expansion plans.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not Required

Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the fiscal quarter ended June 30, 2010. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2010 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED
Three Months Ended June 30, 2010
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable
Item 1A. Risk Factors
     Not applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     a). Not applicable
     b). Not applicable
     c). Not applicable
Item 3. Defaults Upon Senior Securities
     a). Not applicable
     b). Not applicable
Item 4. [Removed and Reserved]
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
Date August 12, 2010
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