Form 10-Q
period 2010-09-30
FRIEDMAN INDUSTRIES INC
filed 2010-11-12
CIK 39092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

(713) 672-9433
(Registrant’s telephone number, including area code)

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
Yes ☐                    No ☑
     At September 30, 2010, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	SEPTEMBER 30, 2010	MARCH 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,876,177	$19,812,881
Accounts receivable, net of allowances for bad debts and cash discounts of $37,276 at September 30 and March 31, 2010	8,234,074	8,686,151
Inventories	27,291,949	20,122,296
Other	218,391	81,791

TOTAL CURRENT ASSETS	55,620,591	48,703,119
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Buildings and yard improvements	7,003,239	7,000,839
Machinery and equipment	29,836,770	29,374,766
Less accumulated depreciation	(22,895,733)	(21,963,333)

	15,026,607	15,494,603

OTHER ASSETS:
Cash value of officers’ life insurance and other assets	862,000	834,000

TOTAL ASSETS	$71,509,198	$65,031,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,832,274	$6,912,741
Current portion of long-term debt	—	13,507
Income taxes payable	358,235	94,563
Dividends payable	543,956	67,994
Contribution to profit sharing plan	155,000	44,000
Employee compensation and related expenses	740,398	443,473

TOTAL CURRENT LIABILITIES	11,629,863	7,576,278
DEFERRED INCOME TAXES	387,203	414,403
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	730,087	682,631
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at September 30 and March 31, 2010	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at September 30 and March 31, 2010)	(5,475,964)	(5,475,964)
Retained earnings	27,259,175	24,855,540

TOTAL STOCKHOLDERS’ EQUITY	58,762,045	56,358,410

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,509,198	$65,031,722

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$29,353,262	$16,086,330	$58,575,494	$28,332,549
Costs and expenses
Costs of goods sold	25,465,549	15,460,372	51,249,843	27,119,011
General, selling and administrative costs	1,264,251	926,315	2,538,721	1,849,202

	26,729,800	16,386,687	53,788,564	28,968,213
Interest and other income	(14,000)	(14,500)	(28,027)	(29,000)

Earnings (loss) before income taxes	2,637,462	(285,857)	4,814,957	(606,664)
Provision for (benefit from) income taxes:
Current	866,631	(122,110)	1,622,589	(302,344)
Deferred	(13,600)	42,500	(27,200)	64,675

	853,031	(79,610)	1,595,389	(237,669)

Net earnings (loss)	$1,784,431	$(206,247)	$3,219,568	$(368,995)

Weighted average number of common shares outstanding:
Basic	6,799,444	6,799,444	6,799,444	6,799,444
Diluted	6,799,444	6,799,444	6,799,444	6,799,444
Net earnings (loss) per share:
Basic	$0.26	$(0.03)	$0.47	$(0.05)
Diluted	$0.26	$(0.03)	$0.47	$(0.05)
Cash dividends declared per common share	$0.08	$0.01	$0.12	$0.04

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES
Net earnings (loss)	$3,219,568	$(368,995)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation	932,401	952,200
Provision for deferred taxes	(27,200)	64,675
Provision for postretirement benefits	47,456	33,652
Decrease (increase) in operating assets:
Accounts receivable, net	452,077	1,356,951
Prepaid income taxes	—	(220,872)
Inventories	(7,169,653)	1,821,652
Other	(136,600)	(84,863)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,919,533	1,308,715
Contribution to profit-sharing plan	111,000	84,000
Employee compensation and related expenses	296,925	55,200
Income taxes payable	263,672	—
Deferred credit for LIFO inventory replacement	—	111,052

NET CASH PROVIDED BY OPERATING ACTIVITIES	909,179	5,113,367
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(464,404)	(304,039)
Increase in cash surrender value of officers’ life insurance	(28,000)	(29,000)

NET CASH USED IN INVESTING ACTIVITIES	(492,404)	(333,039)
FINANCING ACTIVITIES
Cash dividends paid	(339,972)	(543,956)
Principal payments on notes payable	(13,507)	(27,013)

NET CASH USED IN FINANCING ACTIVITIES	(353,479)	(570,969)

INCREASE IN CASH AND CASH EQUIVALENTS	63,296	4,209,359
Cash and cash equivalents at beginning of period	19,812,881	16,880,110

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,876,177	$21,089,469

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
     During the quarter ended September 30, 2009, LIFO inventories were reduced and were partially replaced by March 31, 2010. A deferred credit of $111,052 was recorded at September 30, 2009 to reflect replacement cost in excess of LIFO cost.
     A summary of inventory values by product group follows:

	September 30,	March 31,
	2010	2010
Prime Coil Inventory	$6,252,575	$4,643,951
Non-Standard Coil Inventory	645,320	504,351
Tubular Raw Material	5,109,244	3,698,531
Tubular Finished Goods	15,284,810	11,275,463

	$27,291,949	$20,122,296

NOTE C — LONG-TERM DEBT
     In June 2007, the Company incurred an interest-free, long-term liability of $162,084 related to the purchase of pipe loading equipment which was payable in 36 equal monthly payments. The balance of this liability of $13,507 at March 31, 2010 was paid in the quarter ended June 30, 2010.

NOTE D — SEGMENT INFORMATION (in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,

	2010	2009	2010	2009

Net sales
Coil	$13,236	$10,406	$25,333	$17,417
Tubular	16,117	5,680	33,242	10,916

Total net sales	$29,353	$16,086	$58,575	$28,333

Operating profit (loss)
Coil	$218	$(377)	$(106)	$(334)
Tubular	3,059	488	6,304	577

Total operating profit	3,277	111	6,198	243
Corporate expenses	654	411	1,411	879
Interest & other income	(14)	(14)	(28)	(29)

Total earnings (loss) before taxes	$2,637	$(286)	$4,815	$(607)

	September 30,	March 31,
	2010	2010
Segment assets
Coil	$22,283	$20,377
Tubular	28,487	24,006

	50,770	44,383
Corporate assets	20,739	20,649

	$71,509	$65,032

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
NOTE E — SUPPLEMENTAL CASH FLOW INFORMATION
The Company paid income taxes of approximately $1,491,000 and $62,000 in the six months ended September  30, 2010 and 2009, respectively. The Company paid no interest in the six months ended September 30, 2010 and 2009, respectively.
NOTE F — NEW ACCOUNTING PRONOUNCEMENTS
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
     Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009
     During the six months ended September 30, 2010, sales, costs of goods sold and gross profit increased $30,242,945, $24,130,832 and $6,112,113, respectively, from the comparable amounts recorded during the six months ended September 30, 2009. The increase in sales was related primarily to a substantial increase in tons sold which increased from approximately 50,000 tons in the 2009 period to approximately 79,000 tons in the 2010 period. Also, the average per ton selling price increased from approximately $571 per ton in the 2009 period to $740 per ton in the 2010 period. The increase in costs of goods sold was related primarily to the increase in tons sold and an increase in average per ton cost which rose from approximately $547 per ton in the 2009 period to $647 in the 2010 period. Gross profit benefited from the sales increase as well as a significant increase in gross margins. Gross profit as a percentage of sales increased from approximately 4.3% in the 2009 period to approximately 12.5% in the 2010 period. During the 2009 period, the Company experienced a significant economic downturn in the U.S. economy and the Company’s operations were adversely affected by extremely soft market conditions for durable goods and energy-related products. In the 2010 period, the Company experienced improved market conditions for its tubular products but market demand for coil products remained soft. Accordingly, the improvement in results of operations during the 2010 period was related primarily to the tubular product segment of the Company.
     Coil product segment sales increased approximately $7,916,000 during the 2010 period. This increase resulted primarily from an increase in tons sold and a significant increase in the average selling price. Coil tons shipped increased from approximately 32,000 tons in the 2009 period to approximately 35,000 tons in the 2010 period and the average per ton selling price increased from approximately $542 per ton in the 2009 period to $723 per ton in the 2010 period. Margins earned on sales of coil products were adversely impacted in both the 2009 and 2010 periods by soft demand. Also, the Company incurred significant increases in cost of coil material in the 2010 period that could not be readily passed on to its customers. Management believes that market conditions for coil products will not improve until the U.S. economy improves and generates significant improvement in demand for durable goods.
     In August 2008, the Company began operating its coil facility in Decatur, Alabama. This operation produced an operating loss of approximately $525,000 and $850,000 in the 2010 and 2009 periods, respectively. The Company expects that this facility will continue to produce a loss until demand for coil products improves.
     The Company is primarily dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. In the 2010 period, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.
     Tubular product segment sales increased approximately $22,326,000 during the 2010 period. This increase primarily resulted from an increase in tons sold which increased from approximately 17,000 tons in the 2009 period to approximately 44,000 tons in the 2010 period. The average per ton selling price of tubular products increased from approximately $625 per ton in the 2009 period to $754 per ton in the 2010 period. Tubular product segment operating profits as a percentage of segment sales were approximately 5.3% and 19.0% in the 2009 and 2010 periods, respectively. Extremely soft market conditions were experienced in the 2009 period as compared to stronger market conditions in the 2010 period. Also, since February 2010, the Company has received an increase in orders for finished tubular products from U. S. Steel Tubular Products, Inc. (“USS”), an affiliate of United States Steel Corporation.
     In recent years, USS has been the Company’s primary supplier of tubular products and coil material used in pipe manufacturing and has been a major customer of finished tubular products. Certain finished tubular products used in the energy business are manufactured by the Company and sold to USS. Beginning in December 2008, USS reduced orders for these finished tubular products. Also, in February 2009, USS announced that it was temporarily idling its plant in Lone Star, Texas, due to weak market conditions. From February 2009 until February 2010, the Company received few orders from USS and a significantly reduced supply of pipe and coil material from USS. During this period, USS reopened its Lone Star facility, and since February 2010, the Company has received from USS an increase in orders for finished tubular products and an increase in supply of tubular products and coil material used in the production of pipe. Loss of USS as a supplier or customer could have a material adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amounts of pipe and coil material that will be available from USS in the future.
     From February 2009 until February 2010, the Company downsized its tubular division to a level more commensurate with operations. Since February 2010, the Company increased the level of operations of the tubular division to support modest increases in production requirements.
     During the 2010 period, general, selling and administrative costs increased $689,519 from the amount recorded during the 2009 period. This increase was related primarily to increases in bonuses and commissions associated with increased earnings and volume.
     Income taxes increased $1,833,058 from the amount recorded in the 2009 period. This increase was related primarily to the recording of earnings before taxes in the 2010 period compared to a loss before taxes in the 2009 period. Effective tax rates were 33% and 39% in the periods ended 2010 and 2009, respectively. In 2009 quarter, the Company benefited from recoverable income taxes.
     Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     During the three months ended September 30, 2010, sales, costs of goods sold and gross profit increased $13,266,932, $10,005,177 and $3,261,755, respectively, from the comparable amounts recorded during the three months ended September 30, 2009. The increase in sales was related primarily to a substantial increase in tons sold which increased from approximately 28,000 tons in the 2009 quarter to approximately 40,000 tons in the 2010 quarter. Also, the average per ton selling price increased from approximately $577 per ton in the 2009 quarter to $730 per ton in the 2010 quarter. The increase in costs of goods sold was related primarily to the increase in tons sold and an increase in average per ton cost which rose from approximately $554 per ton in the 2009 quarter to $633 per ton in the 2010 quarter. Gross profit benefited from the sales increase as well as a significant increase in gross margins. Gross profit as a percentage of sales increased from approximately 3.9% in the 2009 quarter to approximately 13.2% in the 2010 quarter. During the 2009 quarter, the Company experienced a significant economic downturn in the U.S. economy and the Company’s operations were adversely affected by extremely soft market conditions for durable goods and energy-related products. In the 2010 quarter, the Company experienced improved market conditions for its tubular products but market demand for coil products remained soft. Accordingly, the improvement in results of operations during the 2010 quarter was related primarily to the tubular product segment of the Company.
     Coil product segment sales increased approximately $2,830,000 during the 2010 quarter. This increase resulted primarily from a significant increase in the average selling price per ton which increased from approximately $554 per ton in the 2009 quarter to $710 in the 2010 quarter. The Company sold approximately 19,000 tons of coil product in both the 2009 and 2010 quarters. Even though the coil segment experienced a small operating profit in the 2010 quarter, margins earned on sales of coil products were adversely impacted in both the 2009 quarter and the 2010 quarter by soft demand. Management believes that market conditions for coil products will not improve until the U.S. economy improves and generates significant improvement in demand for durable goods.
     The Company is primarily dependent on NSC for its supply of coil inventory. In the 2010 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.
     Tubular product segment sales increased approximately $10,437,000 during the 2010 quarter. This increase primarily resulted from an increase in tons sold which increased from approximately 9,000 tons in the 2009 quarter to approximately 22,000 tons in the 2010 quarter. The average per ton selling price of tubular products increased from approximately $624 per ton in the 2009 quarter to $748 in the 2010 quarter. Tubular product segment operating profits as a percentage of segment sales were approximately 8.6% and 19.0% in the 2009 and 2010 quarters, respectively. Extremely soft market conditions were experienced in the 2009 quarter as compared to stronger market conditions in the 2010 quarter. Also, since February 2010, the Company has received an increase in orders for finished tubular products from USS.
     In recent years, USS has been the Company’s primary supplier of tubular products and coil material used in pipe manufacturing and has been a major customer of finished tubular products. Certain finished tubular products used in the energy business are manufactured by the Company and sold to USS. Beginning in December 2008, USS reduced orders for these finished tubular products. Also, in February 2009, USS announced that it was temporarily idling its plant in Lone Star, Texas, due to weak market conditions. From February 2009 until February 2010, the Company received few orders from USS and a significantly reduced supply of pipe and coil material from USS. During this period, USS reopened its Lone Star facility, and since February 2010, the Company has received from USS an increase in orders for finished tubular products and an increase in supply of tubular products and coil material used in the production of pipe. Loss of USS as a supplier or customer could have a material adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amounts of pipe and coil material that will be available from USS in the future.
     From February 2009 until February 2010, the Company downsized its tubular division to a level more commensurate with operations. Since February 2010, the Company increased the level of operations of the tubular division to support modest increases in production requirements.
     During the 2010 quarter, general, selling and administrative costs increased $337,936 from the amount recorded during the 2009 quarter. This increase was related primarily to increases in bonuses and commissions associated with increased earnings and volume.
     Income taxes increased $932,641 from the amount recorded in the 2009 quarter. This increase was related primarily to the recording of earnings before taxes in the 2010 quarter compared to a loss before taxes in the 2009 quarter. Effective tax rates were 32% and 28% in the quarters ended 2010 and 2009, respectively. In 2009 quarter, the Company benefited from recoverable income taxes.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
     The Company remained in a strong, liquid position at September 30, 2010. The current ratios were 4.8 and 6.4 at September 30, 2010 and March 31, 2010, respectively. Working capital was $43,990,728 at September 30, 2010 and $41,126,841 at March 31, 2010.
     During the quarter ended September 30, 2010, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts primarily occurred in the ordinary course of business. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.
     During the six months ended September 30, 2010, the Company purchased approximately $464,000 in fixed assets. These assets were related primarily to improvements associated with the Company’s tubular operations.
     Previously, the Company had an arrangement with a bank which provided for a revolving line of credit facility (the “revolver”). The revolver expired April 1, 2010. Historically, the Company renewed the revolver approximately one year before its expiration date. As a result of the current lending environment, the Company was not able to amend or extend the revolver or enter into a new credit arrangement on terms as favorable to the Company as the expired revolver. As a result, the Company chose not to renew the revolver.
     The Company has in the past and may in the future borrow funds on a term basis to build or improve facilities. The Company currently has no plans to borrow any significant amount of funds on a term basis.
     Notwithstanding the current market conditions, the Company believes its cash flows from operations and borrowing capability due to its strong balance sheet are adequate to fund its expected cash requirements for the next 24 months.
CRITICAL ACCOUNTING POLICIES
     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy which requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventory requires estimates of the year end quantities which is inherently difficult. Historically, these estimates have been materially correct. In the period ended September 30, 2009, LIFO inventories were reduced and were partially replaced by March 31, 2010. A deferred credit of $111,052 was recorded at September 30, 2009 to reflect replacement cost in excess of LIFO cost.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not Required
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the fiscal quarter ended September 30, 2010. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2010 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED
Three Months Ended September 30, 2010
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
Date November 12, 2010
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