Form 10-Q
period 2010-12-31
FRIEDMAN INDUSTRIES INC
filed 2011-02-11
CIK 39092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010
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
Yes ☐                    No ☑
     At December 31, 2010, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	DECEMBER 31, 2010	MARCH 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,446,866	$19,812,881
Accounts receivable, net of allowances for bad debts and cash discounts of $37,276 at December 31 and March 31, 2010	7,170,514	8,686,151
Inventories	27,245,319	20,122,296
Other	146,638	81,791

TOTAL CURRENT ASSETS	51,009,337	48,703,119
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Buildings and yard improvements	7,003,239	7,000,839
Machinery and equipment	29,853,708	29,374,766
Less accumulated depreciation	(23,370,033)	(21,963,333)

	14,569,245	15,494,603

OTHER ASSETS:
Cash value of officers’ life insurance and other assets	876,000	834,000

TOTAL ASSETS	$66,454,582	$65,031,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,331,280	$6,912,741
Current portion of long-term debt	—	13,507
Income taxes payable	125,651	94,563
Dividends payable	747,939	67,994
Contribution to profit sharing plan	200,000	44,000
Employee compensation and related expenses	574,416	443,473

TOTAL CURRENT LIABILITIES	8,979,286	7,576,278
DEFERRED INCOME TAXES	373,603	414,403
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	753,816	682,631
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at December 31 and March 31, 2010	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at December 31 and March 31, 2010)	(5,475,964)	(5,475,964)
Retained earnings	24,845,007	24,855,540

TOTAL STOCKHOLDERS’ EQUITY	56,347,877	56,358,410

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,454,582	$65,031,722

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended December 31,		Nine months ended December 31,

	2010	2009	2010	2009

Net sales	$31,135,887	$13,470,721	$89,711,381	$41,803,270
Costs and expenses
Costs of goods sold	27,365,134	12,604,699	78,614,977	39,723,710
General, selling and administrative costs	1,160,888	881,678	3,699,609	2,730,880

	28,526,022	13,486,377	82,314,586	42,454,590
Interest and other income	(15,034)	(42,988)	(43,061)	(71,988)

Earnings (loss) before income taxes	2,624,899	27,332	7,439,856	(579,332)
Provision for (benefit from) income taxes:
Current	905,005	26,071	2,527,594	(124,238)
Deferred	(13,600)	42,500	(40,800)	(44,860)

	891,405	68,571	2,486,794	(169,098)

Net earnings (loss)	$1,733,494	$(41,239)	$4,953,062	$(410,234)

Weighted average number of common shares outstanding:
Basic	6,799,444	6,799,444	6,799,444	6,799,444
Diluted	6,799,444	6,799,444	6,799,444	6,799,444
Net earnings (loss) per share:
Basic	$0.25	$(0.01)	$0.73	$(0.06)
Diluted	$0.25	$(0.01)	$0.73	$(0.06)
Cash dividends declared per common share	$0.61	$0.01	$0.73	$0.05

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended December 31
	2010	2009
OPERATING ACTIVITIES
Net earnings (loss)	$4,953,062	$(410,234)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation	1,406,700	1,421,100
Provision for deferred taxes	(40,800)	(44,860)
Provision for postretirement benefits	71,185	50,477
Decrease (increase) in operating assets:
Accounts receivable, net	1,515,637	1,812,011
Inventories	(7,123,023)	981,172
Prepaid income taxes	—	(18,098)
Other	(64,847)	(54,460)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	418,539	1,195,635
Contribution to profit-sharing plan	156,000	126,000
Employee compensation and related expenses	130,943	(15,630)
Income taxes payable	31,088	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,454,484	5,043,113
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(481,342)	(367,733)
Increase in cash surrender value of officers’ life insurance	(42,000)	(43,500)

NET CASH USED IN INVESTING ACTIVITIES	(523,342)	(411,233)
FINANCING ACTIVITIES
Cash dividends paid	(4,283,650)	(611,949)
Principal payments on notes payable	(13,507)	(40,521)

NET CASH USED IN FINANCING ACTIVITIES	(4,297,157)	(652,470)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,366,015)	3,979,410
Cash and cash equivalents at beginning of period	19,812,881	16,880,110

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,446,866	$20,859,520

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
     A summary of inventory values by product group follows:

	December 31,	March 31,
	2010	2010
Prime Coil Inventory	$8,131,154	$4,643,951
Non-Standard Coil Inventory	519,595	504,351
Tubular Raw Material	1,003,527	3,698,531
Tubular Finished Goods	17,591,043	11,275,463

	$27,245,319	$20,122,296

NOTE C — LONG-TERM DEBT
     In June 2007, the Company incurred an interest-free, long-term liability of $162,084 related to the purchase of pipe loading equipment which was payable in 36 equal monthly payments. The balance of this liability of $13,507 at March 31, 2010 was paid in the quarter ended June 30, 2010.

NOTE D — SEGMENT INFORMATION (in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2010	2009	2010	2009

Net sales
Coil	$15,623	$7,622	$40,956	$25,038
Tubular	15,513	5,849	48,755	16,765

Total net sales	$31,136	$13,471	$89,711	$41,803

Operating profit (loss)
Coil	$384	$(597)	$278	$(930)
Tubular	2,688	936	8,992	1,513

Total operating profit	3,072	339	9,270	583
Corporate expenses	462	355	1,873	1,234
Interest & other income	(15)	(43)	(43)	(72)

Total earnings (loss) before taxes	$2,625	$27	$7,440	$(579)

	December 31,	March 31,
	2010	2010
Segment assets
Coil	$22,742	$20,377
Tubular	26,389	24,006

	49,131	44,383
Corporate assets	17,324	20,649

	$66,455	$65,032

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
NOTE E — SUPPLEMENTAL CASH FLOW INFORMATION
The Company paid income taxes of approximately $2,603,000 and $120,000 in the nine months ended December 31, 2010 and 2009, respectively. The Company paid no interest in the nine months ended December 31, 2010 and 2009, respectively. For the nine months ended December 31, 2010 and 2009, noncash financing activity consisted of accrued dividends of $4,963,595 and $339,971, respectively.
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
     Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009
     During the nine months ended December 31, 2010, sales, costs of goods sold and gross profit increased $47,908,111, $38,891,267 and $9,016,844, respectively, from the comparable amounts recorded during the nine months ended December 31, 2009. The increase in sales was related primarily to a substantial increase in tons sold which increased from approximately 72,000 tons in the 2009 period to approximately 122,000 tons in the 2010 period. Also, the average per ton selling price increased from approximately $580 per ton in the 2009 period to $734 per ton in the 2010 period. The increase in costs of goods sold was related primarily to the increase in tons sold and an increase in average per ton cost which rose from approximately $552 per ton in the 2009 period to $643 in the 2010 period. Gross profit benefited from the sales increase as well as a significant increase in gross margins. Gross profit as a percentage of sales increased from approximately 5.0% in the 2009 period to approximately 12.4% in the 2010 period. During the 2009 period, the Company experienced a significant economic downturn in the U.S. economy and the Company’s operations were adversely affected by extremely soft market conditions for durable goods and energy related products. In the 2010 period, the Company experienced improved market conditions for its tubular products but market demand for coil products remained soft. Accordingly, the improvement in results of operations during the 2010 period was related primarily to the tubular product segment of the Company.
     Coil product segment sales increased approximately $15,918,000 during the 2010 period. This increase resulted primarily from an increase in tons sold and a significant increase in the average selling price. Coil tons shipped increased from approximately 45,000 tons in the 2009 period to approximately 58,000 tons in the 2010 period and the average per ton selling price increased from approximately $555 per ton in the 2009 period to $703 per ton in the 2010 period. Margins earned on sales of coil products were adversely impacted in both the 2009 and 2010 periods by soft demand. Also, the Company incurred significant increases in cost of coil material in the 2010 period that could not be readily passed on to its customers. Management believes that market conditions for coil products will not improve until the U.S. economy improves and generates significant improvement in the demand for durable goods.
     In August 2008, the Company began operating its coil facility in Decatur, Alabama. This operation produced an operating loss of approximately $750,000 and $1,240,000 in the 2010 and 2009 periods, respectively. The Company expects that this facility will continue to produce a loss until demand for coil products improves.
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
     Tubular product segment sales increased approximately $31,990,000 during the 2010 period. This increase primarily resulted from an increase in tons sold which increased from approximately 27,000 tons in the 2009 period to approximately 64,000 tons sold in the 2010 period. The average per ton selling price of tubular products increased from approximately $623 per ton in the 2009 period to $762 per ton in the 2010 period. Tubular product segment operating profits as a percentage of segment sales were approximately 9.0% and 18.4% in the 2009 and 2010 periods, respectively. Our tubular product segment experienced extremely soft market conditions in the 2009 period as compared to stronger market conditions in the 2010 period. Also, since February 2010, the Company has received an increase in orders for finished tubular products from U. S. Steel Tubular Products, Inc. (“USS”), an affiliate of United States Steel Corporation.
     In recent years, USS has been the Company’s primary supplier of tubular products and coil material used in pipe manufacturing and has been a major customer of finished tubular products. Certain finished tubular products used in the energy business are manufactured by the Company and sold to USS. Beginning in December 2008, USS reduced orders for these finished tubular products. Also, in February 2009, USS announced that it was temporarily idling its plant in Lone Star, Texas, due to weak market conditions. From February 2009 until February 2010, the Company received few orders from USS and a significantly reduced supply of pipe and coil material from USS. During this period, USS reopened its Lone Star facility and since February 2010, the Company has received from USS an increase in orders for finished tubular products and an increase in supply of tubular products and coil material used in the production of pipe. Loss of USS as a supplier or customer could have an adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amounts of pipe and coil material that will be available from USS in the future.
     From February 2009 until February 2010, the Company downsized its tubular division to a level more commensurate with operations. Since February 2010, the Company increased the level of operations of the tubular division to support modest increases in production requirements.
     During the 2010 period, general, selling and administrative costs increased $968,729 from the amount recorded during the 2009 period. This increase was related primarily to increases in bonuses and commissions associated with increased earnings and volume.
     Income taxes increased $2,655,892 from the amount recorded in the 2009 period. This increase was related primarily to the increase in earnings before taxes in the 2010 period compared to a loss before taxes in the 2009 period. Effective tax rates were 33% and 29% in the periods ended 2010 and 2009, respectively. In the 2009 period, the Company benefited from true-up adjustments reflecting state income tax differences between our books and tax returns for fiscal 2009.

     Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009
     During the three months ended December 31, 2010, sales, costs of goods sold and gross profit increased $17,665,166, $14,760,435 and $2,904,731, respectively, from the comparable amounts recorded during the three months ended December 31, 2009. The increase in sales was related primarily to a substantial increase in tons sold which increased from approximately 22,000 tons in the 2009 quarter to approximately 43,000 tons in the 2010 quarter. Also, the average per ton selling price increased from approximately $601 per ton in the 2009 quarter to $723 per ton in the 2010 quarter. The increase in costs of goods sold was related primarily to the increase in tons sold and an increase in average per ton cost which increased from approximately $562 per ton in the 2009 quarter to $636 per ton in the 2010 quarter. Gross profit benefited from the sales increase as well as a significant increase in gross margins. Gross profit as a percentage of sales increased from approximately 6.4% in the 2009 quarter to approximately 12.1% in the 2010 quarter. During the 2009 quarter, the Company experienced a significant economic downturn in the U.S. economy and the Company’s operations were adversely affected by extremely soft market conditions for durable goods and energy related products. In the 2010 quarter, the Company experienced improved market conditions for both its tubular products and coil products. Management believes these improved market conditions are related to a modest improvement in the U.S. economy.
     Coil product segment sales increased approximately $8,001,000 during the 2010 quarter. This increase resulted primarily from a significant increase in tons of coil products sold which increased from approximately 13,000 tons in the 2009 quarter to approximately 23,000 tons in the 2010 quarter. The average selling price per ton increased from approximately $589 per ton in the 2009 quarter to $673 in the 2010 quarter. Market conditions for coil products were somewhat stronger in the 2010 quarter and management believes that this improvement was related to a modest improvement in the U.S. economy. Management also believes that market conditions for coil products will not improve significantly until the U.S. economy recovers and generates a stronger demand for durable goods.
     The Company is primarily dependent on NSC for its supply of coil inventory. In the 2010 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.
     Tubular product segment sales increased approximately $9,664,000 during the 2010 quarter. This increase primarily resulted from an increase in tons sold which increased from approximately 9,000 tons in the 2009 quarter to approximately 20,000 tons sold in the 2010 quarter. The average per ton selling price of tubular products increased from approximately $617 per ton in the 2009 quarter to $782 in the 2010 quarter. Tubular product segment operating profits as a percentage of segment sales were approximately 16.0% and 17.3% in the 2009 and 2010 quarters, respectively. Our tubular product segment experienced soft market conditions in the 2009 quarter as compared to stronger market conditions in the 2010 quarter. Also, since February 2010, the Company has received an increase in orders for finished tubular products from USS.
     In recent years, USS has been the Company’s primary supplier of tubular products and coil material used in pipe manufacturing and has been a major customer of finished tubular products. Certain finished tubular products used in the energy business are manufactured by the Company and sold to USS. Beginning in December 2008, USS reduced orders for these finished tubular products. Also, in February 2009, USS announced that it was temporarily idling its plant in Lone Star, Texas, due to weak market conditions. From February 2009 until February 2010, the Company received few orders from USS and a significantly reduced supply of pipe and coil material from USS. During this period, USS reopened its Lone Star facility and since February 2010, the Company has received from USS an increase in orders for finished tubular products and an increase in supply of tubular products and coil material used in the production of pipe. Loss of USS as a supplier or customer could have an adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amounts of pipe and coil material that will be available from USS in the future.
     From February 2009 until February 2010, the Company downsized its tubular division to a level more commensurate with operations. Since February 2010, the Company increased the level of operations of the tubular division to support increases in production requirements.
     During the 2010 quarter, general, selling and administrative costs increased $279,210 from the amount recorded during the 2009 quarter. This increase was related primarily to increases in bonuses and commissions associated with increased earnings and volume.
     Income taxes increased $822,834 from the amount recorded in the 2009 quarter. This increase was related primarily to the increase in earnings before taxes in the 2010 quarter. The effective tax rate was 34% in the quarter ended 2010. Income taxes in the 2009 quarter were not significant. The effective tax rate in the 2009 quarter was unusually high due to true-up adjustments related to filings of 2009 income tax returns that were applied to substantially reduced earnings before taxes in the 2009 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
     The Company remained in a strong, liquid position at December 31, 2010. Current ratios were 5.7 and 6.4 at December 31, 2010 and March 31, 2010, respectively. Working capital was $42,030,051 at December 31, 2010, and $41,126,841 at March 31, 2010.
     During the quarter ended December 31, 2010, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Cash was used primarily to increase inventory levels and to pay a special cash dividend of $0.50 per share to our shareholders. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.
     During the nine months ended December 31, 2010, the Company purchased approximately $481,000 in fixed assets. These assets were related primarily to improvements associated with the Company’s tubular operations.
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
CRITICAL ACCOUNTING POLICIES
     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy which requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventory requires estimates of the fiscal year end quantities which is inherently difficult. Historically, these estimates have been materially correct.
FORWARD-LOOKING STATEMENTS
     From time to time, the Company may make certain statements that contain forward-looking information (as defined in the Private Securities Litigation Reform Act of 1996, as amended) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future results of operations, future production capacity, product quality and proposed expansion plans. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company’s filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the demand for and prices of the Company’s products, changes in the demand for steel and steel products in general and the Company’s success in executing its internal operating plans, including any proposed expansion plans.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not required

Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended December 31, 2010. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended December 31, 2010 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended December 31, 2010

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
Dated: February 11, 2011
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