Form 10-K
period 2011-03-31
FRIEDMAN INDUSTRIES INC
filed 2011-06-27
CIK 39092

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED
(Exact name of registrant as specified in its charter)

Texas	74-1504405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4001 Homestead Road, Houston, Texas	77028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 672-9433

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $1 Par Value	NYSE-Amex Stock Exchange

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

Yes            No   X

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 2010 (computed by reference to the closing price on such date) was approximately $44,758,000.

     The number of shares of the registrant’s Common Stock outstanding at June 15, 2011 was 6,799,444 shares.

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
PART III
PART IV
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS FRIEDMAN INDUSTRIES, INCORPORATED
EXHIBIT INDEX
EX-13.1
EX-14.1
EX-21.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 2011 — Part II.

Proxy Statement for the 2011 Annual Meeting of Shareholders — Part III.

PART I

Item 1. Business

Friedman Industries, Incorporated (the “Company”), a Texas corporation incorporated in 1965, is engaged in steel processing, pipe manufacturing and processing and steel and pipe distribution.

The Company has two product groups: coil and tubular products. Significant financial information relating to the Company’s product groups for the last two years is contained in Note 7 of the Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2011, which financial statements are incorporated herein by reference in Item 8 hereof.

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

In recent years, the Company has manufactured and sold substantially all of its line and oil country pipe to U.S. Steel Tubular Products, Inc. (“USS”), an affiliate of United States Steel Corporation, pursuant to orders received from USS. In addition, the Company manufactures pipe and markets it to other customers for structural and other miscellaneous applications. In recent years, the Company has purchased pipe from USS and marketed it to others for structural and other miscellaneous applications.

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

  Marketing

The following table sets forth the approximate percentage of total sales contributed by each group of products and services during each of the Company’s last two fiscal years:

Product and Service Groups	2011	2010

Coil Products	47%	56%
Tubular Products	53%	44%

Coil Products. The Company sells coil products and processing services to approximately 170 customers located primarily in the midwestern, southwestern and southeastern sections of the United States. The Company’s principal customers for these products and services are steel distributors and customers fabricating steel products such as storage tanks, steel buildings, farm machinery and equipment, construction equipment, transportation equipment, conveyors and other similar products. During each of the fiscal years ended March 31, 2011 and 2010, ten and seven customers of coil products, respectively, accounted for approximately 25% of the Company’s total sales. No coil product customer accounted for as much as 10% of the Company’s total sales during those years.

The Company sells substantially all of its coil products through its own sales force. At March 31, 2011, the sales force was comprised of a vice president and three professional sales personnel under the direction of the Senior Vice President — Sales and Marketing. Sales personnel are paid on a salary and commission basis.

The Company regularly contracts on a quarterly basis with many of its larger customers to supply minimum quantities of steel.

Tubular Products. The Company sells its tubular products nationally to approximately 150 customers. The Company’s principal customers for these products are steel and pipe distributors, piling contractors and, historically, USS. Sales of pipe to USS accounted for approximately 20% and 4% of the Company’s total sales in fiscal 2011 and 2010, respectively. From February 2009 until February 2010, the Company received few orders from USS. Since February 2010, the Company has experienced an increase in orders from USS. The Company can make no assurances as to the amount of future sales to USS.

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

Employees

At March 31, 2011, the Company had approximately 100 full-time employees.

  Executive Officers of the Company

The following table sets forth as of March 31, 2011, the name, age, officer positions and family relationships, if any, of each executive officer of the Company and the period during which each officer has served in such capacity:

		Position, Offices with the Company
Name	Age	and Family Relationships, if any
William E. Crow	63	Chief Executive Officer since 2006 and President since 1995; formerly Chief Operating Officer since 1995, Vice President since 1981 and President of Texas Tubular Products Division since August 1990
Benny Harper	65	Senior Vice President — Finance since 1995 (formerly Vice President since 1990), Treasurer since 1980 and Secretary since May 1992
Thomas Thompson	60	Senior Vice President — Sales and Marketing since 1995; formerly Vice President — Sales since 1990

Item 1A.	Risk Factors

Lead time and the cost of our products could increase if we were to lose one of our primary suppliers.

Historically, we have been dependent on NSC for our supply of coil inventory and on USS for our supply of coil material used in pipe manufacturing. While current levels are adequate to sustain our coil operations, a reduction in the supply of steel coils could have an adverse effect on our coil operations. Historically, USS has been our primary supplier of tubular products. From February 2009 until February 2010, we received a significantly reduced supply of material from USS. This reduction in the supply of tubular products and coil material used in our tubular operations from USS has had an adverse effect on our tubular operations. Since February 2010, we have experienced an increase in the supply of material from USS. The Company can make no assurances as to the amounts of pipe and coil material that will be available from USS in the future.

If, for any reason, NSC should curtail or discontinue deliveries of coil inventory to us in quantities we need and at prices that are competitive, our business could be negatively impacted. Also, if a reduction in the supply by USS of material used in the manufacture of tubular products should continue for a prolonged period or USS should discontinue such deliveries completely, the negative impact on our business could be significant. If, in the future, we are unable for a prolonged period to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which would have a material adverse effect on our business, financial condition or results of operations.

Our future operating results may be affected if we were to lose one of our significant customers.

In fiscal 2011 and 2010, sales of pipe to USS accounted for approximately 20% and 4%, respectively, of the Company’s total sales. In February 2009, USS announced that it was temporarily idling its plant in Lone Star, Texas, due to weak market conditions. From February 2009 until February 2010, the Company received few orders from USS. These circumstances had an adverse effect on the Company’s business. Since February 2010, the Company has experienced an increase in orders from USS. A prolonged reduction in sales to USS or the permanent loss of USS as a customer could have a material adverse effect on the Company’s business.

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

The steel industry is very cyclical and is affected significantly by general economic conditions and other factors such as worldwide production capacity, fluctuations in steel imports/exports and tariffs. Steel prices are sensitive to a number of supply and demand factors. The downturn in the U.S. economy in fiscal 2010 had an adverse effect on the U.S. steel industry and on our business. The prolonged duration of these conditions and any future downturns in the industry could have a material adverse effect on our business, financial condition or results of operations.

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

We use energy to manufacture and transport our products. Our operating costs increase if energy costs rise. We do not hedge our exposure to higher prices via energy futures contracts. Increases in energy prices will increase our operating costs and may reduce our profitability and cash flows if we are unable to pass all of the increases on to our customers.

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

Not required.

Item 2. Properties

The principal real properties of the Company are described in the following table:

Approximate
Location	Size	Ownership
Lone Star, Texas
Plant — Texas Tubular Products	118,260 sq. feet	Owned(1)
Offices — Texas Tubular Products	9,200 sq. feet	Owned(1)
Land — Texas Tubular Products	81.70 acres	Owned(1)
Longview, Texas
Offices	2,600 sq. feet	Leased(2)
Houston, Texas
Offices	4,000 sq. feet	Leased(3)
Hickman, Arkansas
Plant and Warehouse — Coil Products	42,600 sq. feet	Owned(1)
Offices — Coil Products	2,500 sq. feet	Owned(1)
Land — Coil Products	26.19 acres	Owned(1)
Decatur, Alabama
Plant and Warehouse — Coil Products	48,000 sq. feet	Owned(1)
Offices — Coil Products	2,000 sq. feet	Owned(1)
Land — Coil Products	47.3 acres	Owned(1)

(1)	All of the Company’s owned real properties, plants and offices are held in fee and are not subject to any mortgage or deed of trust.

(2)	The office lease is with a non-affiliated party, expires April 30, 2013, and provides for an annual rental of $30,084.

(3)	In September 2006, the Company sold real property in Houston, Texas and signed a 12-month lease agreement to rent office space at this location. The office lease is with Steelvest Property, LLC, a company affiliated with Max Reichenthal, a director of the Company. The lease is renewable on a quarterly basis and provides for a monthly rental payment of $1,400.

Item 3. Legal Proceedings

The Company is not a party to, nor is its property the subject of, any material pending legal proceedings.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded principally on the NYSE-Amex Stock Exchange (Symbol: FRD).

Reference is hereby made to the sections of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2011, entitled “Description of Business — Range of High and Low Sales Prices of Common Stock” and “Description of Business — Cash Dividends Declared Per Share of Common Stock”, which sections are hereby incorporated herein by reference.

The approximate number of shareholders of record of Common Stock of the Company as of May 13, 2011 was 310.

Item 6. Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2011, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

The following financial statements and notes thereto of the Company included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2011, are hereby incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2011 and 2010

Consolidated Statements of Earnings — Years ended March 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity — Years ended March 31, 2011 and 2010

Consolidated Statements of Cash Flows — Years ended March 31, 2011 and 2010

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Information with respect to supplementary financial information relating to the Company appears in Note 8 — Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements incorporated herein by reference above in this Item 8 from the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2011.

The following supplementary schedule for the Company for the year ended March 31, 2011, is included elsewhere in this report:

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

   Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting appears on page 15 of the Company’s Annual Report to Shareholders for the year ended March 31, 2011, which is incorporated herein by reference. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Except as otherwise set forth below, information with respect to Item 10 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2011 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2011 fiscal year.

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

Item 11. Executive Compensation

Information with respect to Item 11 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2011 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2011 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The Company had no equity compensation plans as of March 31, 2011.

Security Ownership Information

The additional information with respect to Item 12 regarding the security ownership of certain beneficial owners and management, and related matters, is hereby incorporated herein by reference from the Company’s proxy statement in respect to the 2011 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2011 fiscal year.

Item 13. Certain Relationships and Related Transactions

Information with respect to Item 13 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2011 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2011 fiscal year.

Item 14.	Principal Accountant Fees and Services

Information with respect to Item 14 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2011 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the Securities and Exchange Commission on or before 120 days after the end of the Company’s 2011 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents included in this report

1. Financial Statements

The following financial statements and notes thereto of the Company are included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2011, which is incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2011 and 2010

Consolidated Statements of Earnings — Years ended March 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity — Years end March 31, 2011 and 2010

Consolidated Statements of Cash Flows — Years ended March 31, 2011 and 2010

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

**13	.1	— The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2011.
**14	.1	— Friedman Industries, Incorporated Code of Conduct and Ethics.
**21	.1	— List of Subsidiaries.
**31	.1	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.
**31	.2	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.
**32	.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.
**32	.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.

**	Filed herewith.

Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Ben Harper, Senior Vice President — Finance, Friedman Industries, Incorporated, P. O. Box 21147, Houston, Texas 77226.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of June, 2011.

FRIEDMAN INDUSTRIES, INCORPORATED

By:	/s/ William E. Crow
William E. Crow
Chief Executive Officer and
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Friedman Industries, Incorporated in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM E. CROW William E. Crow	Chief Executive Officer and President and Director (Principal Executive Officer)	June 24, 2011

/s/ BENNY B. HARPER Benny B. Harper	Senior Vice President — Finance Secretary/Treasurer (Principal Financial and Accounting Officer)	June 24, 2011

Durga D. Agrawal	Director	June , 2011

/s/ CHARLES W. HALL Charles W. Hall	Director	June 24, 2011

/s/ ALAN M. RAUCH Alan M. Rauch	Director	June 24, 2011

/s/ MAX REICHENTHAL Max Reichenthal	Director	June 24, 2011

/s/ HERSHEL M. RICH Hershel M. Rich	Director	June 24, 2011

/s/ JOEL SPIRA Joel Spira	Director	June 24, 2011

/s/ JOE L. WILLIAMS Joe L. Williams	Director	June 24, 2011

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FRIEDMAN INDUSTRIES, INCORPORATED

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other Accounts —	Deductions —	Balance at
Description	of Period	Expenses	Describe(A)	Describe(B)	End of Period

Year ended March 31, 2011
Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$37,276	$7,867	$780,750	$788,617	$37,276

Year ended March 31, 2010
Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$27,276	$0	$468,907	$458,907	$37,276

(A)	Cash discounts allowed on sales and charged against revenue.

(B)	Accounts receivable written off and cash discounts allowed on sales.

S-1

EXHIBIT INDEX

Exhibit
No.		Description

3.1		— Articles of Incorporation of the Company, as amended (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1982).
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

**13	.1	— The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2011.
**14	.1	— Friedman Industries, Incorporated Code of Conduct and Ethics.
**21	.1	— List of Subsidiaries.
**31	.1	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.
**31	.2	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.
**32	.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.
**32	.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.

**	Filed herewith.

Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Ben Harper, Senior Vice President — Finance, Friedman Industries, Incorporated, P. O. Box 21147, Houston, Texas 77226.