Form 10-Q
period 2011-06-30
FRIEDMAN INDUSTRIES INC
filed 2011-08-12
CIK 39092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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

Former name, former address and former fiscal year, if changed since last report
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐                    No ☑
     At June 30, 2011, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. [Removed and Reserved]
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	JUNE 30, 2011	MARCH 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,004,461	$7,210,290
Accounts receivable, net of allowances for bad debts and cash discounts of $37,276 at June 30 and March 31, 2011	11,370,200	12,594,954
Inventories	29,615,433	34,679,270
Other	165,815	77,830

TOTAL CURRENT ASSETS	58,155,909	54,562,344
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Buildings and yard improvements	7,014,180	7,014,180
Machinery and equipment	30,040,737	29,876,767
Less accumulated depreciation	(24,299,591)	(23,841,491)

	13,837,657	14,131,787

OTHER ASSETS:
Cash value of officers’ life insurance and other assets	905,250	890,000

TOTAL ASSETS	$72,898,816	$69,584,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,249,200	$7,338,762
Income taxes payable	821,443	350,961
Deferred credit for LIFO inventory replacement	82,653	—
Dividends payable	883,927	747,939
Contribution to profit sharing plan	100,100	50,000
Employee compensation and related expenses	700,880	979,713

TOTAL CURRENT LIABILITIES	11,838,203	9,467,375
DEFERRED INCOME TAXES	514,024	536,699
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	796,592	777,543
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at June 30 and March 31, 2011	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at June 30 and March 31, 2011)	(5,475,964)	(5,475,964)
Retained earnings	28,247,127	27,299,644

TOTAL STOCKHOLDERS’ EQUITY	59,749,997	58,802,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,898,816	$69,584,131

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2011	2010
Net Sales	$38,935,456	$29,222,232
Costs and expenses
Costs of goods sold	34,778,631	25,784,294
General, selling and administrative costs	1,419,819	1,274,470

	36,198,450	27,058,764
Interest and other income	(17,872)	(14,027)

Earnings before income taxes	2,754,878	2,177,495
Income tax provision (benefit):
Current	946,142	755,958
Deferred	(22,675)	(13,600)

	923,467	742,358

Net earnings	$1,831,411	$1,435,137

Average number of common shares outstanding:
Basic	6,799,444	6,799,444
Diluted	6,799,444	6,799,444
Net earnings per share:
Basic	$0.27	$0.21
Diluted	$0.27	$0.21
Cash dividends declared per common share	$0.13	$0.04

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2011	2010
OPERATING ACTIVITIES
Net earnings	$1,831,411	$1,435,137
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation	458,099	466,200
Provision for deferred taxes	(22,675)	(13,600)
Change in postretirement benefits	19,049	23,728
Decrease (increase) in operating assets:
Accounts receivable	1,224,754	(2,926,485)
Inventories	5,063,837	(4,127,084)
Other current assets	(87,985)	75,824
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,910,438	(912,855)
Contribution to profit sharing plan	50,100	55,500
Employee compensation and related expenses	(278,833)	182,159
Income taxes payable	470,482	613,957
Deferred credit for LIFO inventory replacement	82,653	94,064

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,721,330	(5,033,455)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(163,970)	(428,844)
Increase in cash surrender value of officers’ life insurance	(15,250)	(14,000)

NET CASH USED IN INVESTING ACTIVITIES	(179,220)	(442,844)
FINANCING ACTIVITIES
Cash dividends paid	(747,939)	(67,994)
Long-term debt	—	(13,507)

NET CASH USED IN FINANCING ACTIVITIES	(747,939)	(81,501)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,794,171	(5,557,800)
Cash and cash equivalents at beginning of period	7,210,290	19,812,881

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,004,461	$14,255,081

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended March 31, 2011.
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
     During the quarter ended June 30, 2011, LIFO inventories were reduced but are expected to be replaced by March 31, 2012. During the quarter ended June 30, 2010, LIFO inventories were reduced and were partially replaced by March 31, 2011. Deferred credits of $82,653 and $94,064 were recorded at June 30, 2011 and June 30, 2010, respectively, to reflect replacement cost in excess of LIFO cost.
     A summary of inventory values by product group follows:

	June 30,	March 31,
	2011	2011
Prime Coil Inventory	$6,855,072	$7,239,465
Non-Standard Coil Inventory	1,072,322	1,722,224
Tubular Raw Material	3,796,469	6,086,291
Tubular Finished Goods	17,891,570	19,631,290

	$29,615,433	$34,679,270

NOTE C — SEGMENT INFORMATION (in thousands)

	THREE MONTHS ENDED
	JUNE 30,
	2011	2010
Net sales
Coil	$15,430	$12,097
Tubular	23,505	17,125

Total net sales	$38,935	$29,222

Operating profit (loss)
Coil	$(329)	$(324)
Tubular	3,916	3,245

Total operating profit	3,587	2,921
Corporate expenses	850	758
Interest & other income	(18)	(14)

Earnings before income taxes	$2,755	$2,177

	June 30,	March 31,
	2011	2011
Segment assets
Coil	$22,371	$25,150
Tubular	32,592	36,334

	54,963	61,484
Corporate assets	17,936	8,100

	$72,899	$69,584

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
NOTE D — SUPPLEMENTAL CASH FLOW INFORMATION
     The Company paid income taxes of approximately $398,000 and $253,000 in the quarters ended June 30, 2011 and 2010, respectively. No interest was paid in the quarters ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011 and June 30, 2010, noncash financing activities consisted of accrued dividends of $883,927 and $271,978, respectively.
NOTE E — SUBSEQUENT EVENTS
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
     Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     During the three months ended June 30, 2011, sales, costs of goods sold and gross profit increased $9,713,224, $8,994,337 and $718,887, respectively, from the comparable amounts recorded during the three months ended June 30, 2010. The increase in sales was related to an increase in tons sold which increased from approximately 39,000 tons in the 2010 quarter to approximately 46,000 tons in the 2011 quarter. Also, the average per ton selling price increased from approximately $750 per ton in the 2010 quarter to $854 per ton in the 2011 quarter. The increase in costs of goods sold was related to the increase in tons sold and an increase in average per ton cost which increased from approximately $662 per ton in the 2010 quarter to $763 in the 2011 quarter. Gross profit primarily benefited from the sales increase. The increase in gross profit was related primarily to the Company’s tubular product segment. Gross profit as a percentage of sales declined from approximately 11.8% in the 2010 quarter to approximately 10.7% in the 2011 quarter. In the 2011 quarter, the market value of our products declined and had the effect of reducing margins earned on sales. Management believes this decline was related to a lack of demand caused by the sluggish U.S. economy.
     Coil product segment sales increased approximately $3,333,000 during the 2011 quarter. This increase was related primarily to an increase in the average selling price which increased from approximately $738 in the 2010 quarter to $897 in the 2011 quarter. Coil tons shipped increased from approximately 16,000 tons in the 2010 quarter to approximately 17,000 tons in the 2011 quarter. Coil segment operations reflected an operational loss of approximately $324,000 and $329,000 in the 2010 and 2011 quarters, respectively. These operations were adversely impacted in both the 2010 quarter and the 2011 quarter by soft demand. Management believes that market conditions for coil products, which are related to durable goods, will not improve until the U.S. economy improves and generates a significant improvement in the demand for durable goods.
     In August 2008, the Company began operating its coil facility in Decatur, Alabama. This facility reflected improved results in the 2011 quarter but continued to experience an operating loss. This facility produced operating losses of approximately $300,000 and $245,000 in the 2010 and 2011 quarters, respectively. The Company expects that this facility will continue to produce losses until demand for coil products improves.
     The Company is primarily dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. In the 2011 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.
     Tubular product segment sales increased approximately $6,380,000 during the 2011 quarter. This increase resulted from an increase in tons sold which increased from approximately 23,000 tons in the 2010 quarter to approximately 28,000 tons in the 2011 quarter. In addition, the average per ton selling price of tubular products increased from approximately $759 per ton in the 2010 quarter to $828 per ton in the 2011 quarter. Tubular segment operations benefited from the increase in sales. Tubular product segment operating profits as a percentage of segment sales were approximately 18.9% and 16.7% in the 2010 and 2011 quarters, respectively. In June 2011, the market value of tubular products declined and had the effect of reducing margins on tubular segment sales.
     U. S. Steel Tubular Products, Inc. (“USS”) has been the Company’s primary supplier of tubular products and coil material used in pipe manufacturing and is a major customer of finished tubular products. Certain finished tubular products used in the energy business are manufactured by the Company and sold to USS. Beginning in December 2008, USS reduced orders for these finished tubular products. Also, in February 2009, USS announced that it was temporarily idling its plant in Lone Star, Texas, due to weak market conditions. From February 2009 until February 2010, the Company received few orders from USS and a significantly reduced supply of pipe and coil material from USS. During this period, USS reopened its Lone Star facility and since February 2010, the Company has received an increase in orders for finished tubular products from USS and an increase in supply of tubular products and coil material used in the production of pipe. Loss of USS as a supplier or customer could have an adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amounts of pipe and coil material that will be available from USS in the future.
     From February 2009 until February 2010, the Company downsized its tubular division to a level more commensurate with operations. Since February 2010, the Company has increased the level of operations of the tubular division to support an increase in production requirements.
     During the 2011 quarter, general, selling and administrative costs increased $145,349 from the amount recorded during the 2010 quarter. This increase was related primarily to an increase in bonuses and commissions associated with increased earnings and volume.
     Income taxes in the 2011 quarter increased $181,109 from the amount recorded in the 2010 quarter. This increase was related primarily to the increase in earnings before taxes in the 2011 quarter. The effective tax rate was approximately 34% in both quarters.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
     The Company remained in a strong, liquid position at June 30, 2011. The current ratios were 4.9 at June 30, 2011 and 5.8 at March 31, 2011. Working capital was $46,317,706 at June 30, 2011, and $45,094,969 at March 31, 2011.
     During the quarter ended June 30, 2011, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts primarily occurred in the ordinary course of business. Cash increased primarily as a result of decreases in accounts receivable and inventories and an increase in accounts payable. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.
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
CRITICAL ACCOUNTING POLICIES
     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy which requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventory requires estimates of the year end quantities which is inherently difficult. Historically, these estimates have been materially correct. In the quarter ended June 30, 2011, LIFO inventories were reduced and are expected to be replaced by March 31, 2012. Also, in the quarter ended June 30, 2010, LIFO inventories were reduced and were partially replaced by March 31, 2011. Deferred credits of $82,653 and $94,064 were recorded at June 30, 2011 and June 30, 2010, respectively, to reflect replacement cost in excess of LIFO cost.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not Required

Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2011. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2011 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED
Three Months Ended June 30, 2011
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable
Item 1A. Risk Factors
     Not required
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     a). Not applicable
     b). Not applicable
     c). Not applicable
Item 3. Defaults Upon Senior Securities
     a). Not applicable
     b). Not applicable
Item 4. [Removed and Reserved]
Item 5. Other Information
     Not applicable
Item 6. Exhibits
     Exhibits
31.1 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

31.2 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

32.1 —	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

32.2 —	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

101.INS —	XBRL Instance Document.

101.SCH —	XBRL Taxonomy Schema Document.

101.CAL —	XBRL Calculation Linkbase Document.

101.LAB —	XBRL Label Linkbase Document.

101.PRE —	XBRL Presentation Linkbase Document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED
Date August 12, 2011
	By	/s/ Ben Harper
Ben Harper, Senior Vice President-Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow
Exhibit 31.2	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper
Exhibit 32.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by William E. Crow
Exhibit 32.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Ben Harper
101.INS	— XBRL Instance Document.
101.SCH	— XBRL Taxonomy Schema Document.
101.CAL	— XBRL Calculation Linkbase Document.
101.LAB	— XBRL Label Linkbase Document.
101.PRE	— XBRL Presentation Linkbase Document.