Form 10-Q
period 2011-09-30
FRIEDMAN INDUSTRIES INC
filed 2011-11-14
CIK 39092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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

(Former name, former address and former fiscal year, if changed since last report)
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
Yes ☐                    No ☑
     At September 30, 2011, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

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
Item 4. [Removed and Reserved]
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30, 2011	March 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,564.487	$7,210,290
Accounts receivable, net of allowances for bad debts and cash discounts of $37,276 at September 30 and March 31, 2011	12,273,432	12,594,954
Inventories	26,259,453	34,679,270
Other	233,653	77,830

TOTAL CURRENT ASSETS	58,331,025	54,562,344
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Buildings and yard improvements	7,014,180	7,014,180
Machinery and equipment	30,085,255	29,876,767
Less accumulated depreciation	(24,757,691)	(23,841,491)

	13,424,075	14,131,787

OTHER ASSETS:
Cash value of officers’ life insurance and other assets	920,500	890,000

TOTAL ASSETS	$72,675,600	$69,584,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,238,005	$7,338,762
Income taxes payable	59,150	350,961
Deferred credit for LIFO inventory replacement	30,981	—
Dividends payable	883,928	747,939
Contribution to profit sharing plan	150,200	50,000
Employee compensation and related expenses	825,370	979,713

TOTAL CURRENT LIABILITIES	10,187,634	9,467,375
DEFERRED INCOME TAXES	491,348	536,699
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	815,641	777,543
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at September 30 and March 31, 2011	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at September 30 and March 31, 2011)	(5,475,964)	(5,475,964)
Retained earnings	29,678,107	27,299,644

TOTAL STOCKHOLDERS’ EQUITY	61,180,977	$58,802,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,675,600	$69,584,131

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$42,039,282	$29,353,262	$80,974,738	$58,575,494
Costs and expenses
Costs of goods sold	37,152,879	25,465,549	71,931,510	51,249,843
General, selling and administrative costs	1,426,427	1,264,251	2,846,246	2,538,721

	38,579,306	26,729,800	74,777,756	53,788,564
Interest and other income	(15,250)	(14,000)	(33,122)	(28,027)

Earnings before income taxes	3,475,226	2,637,462	6,230,104	4,814,957
Provision for (benefit from) income taxes:
Current	1,182,993	866,631	2,129,135	1,622,589
Deferred	(22,675)	(13,600)	(45,350)	(27,200)

	1,160,318	853,031	2,083,785	1,595,389

Net earnings	$2,314,908	$1,784,431	$4,146,319	$3,219,568

Weighted average number of common shares outstanding:
Basic	6,799,444	6,799,444	6,799,444	6,799,444
Diluted	6,799,444	6,799,444	6,799,444	6,799,444
Net earnings per share:
Basic	$0.34	$0.26	$0.61	$0.47
Diluted	$0.34	$0.26	$0.61	$0.47
Cash dividends declared per common share	$0.13	$0.08	$0.26	$0.12

FRIEDMAN INDUSTRIES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES
Net earnings	$4,146,319	$3,219,568
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	916,200	932,401
Provision for deferred taxes	(45,350)	(27,200)
Provision for postretirement benefits	38,098	47,456
Decrease (increase) in operating assets:
Accounts receivable, net	321,522	452,077
Inventories	8,419,817	(7,169,653)
Other	(155,823)	(136,600)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	899,242	2,919,533
Contribution to profit-sharing plan	100,200	111,000
Employee compensation and related expenses	(154,343)	296,925
Income taxes payable	(291,811)	263,672
Deferred credit for LIFO inventory replacement	30,981	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,225,052	909,179
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(208,488)	(464,404)
Increase in cash surrender value of officers’ life insurance	(30,500)	(28,000)

NET CASH USED IN INVESTING ACTIVITIES	(238,988)	(492,404)
FINANCING ACTIVITIES
Cash dividends paid	(1,631,867)	(339,972)
Principal payments on notes payable	—	(13,507)

NET CASH USED IN FINANCING ACTIVITIES	(1,631,867)	(353,479)

INCREASE IN CASH AND CASH EQUIVALENTS	12,354,197	63,296
Cash and cash equivalents at beginning of period	7,210,290	19,812,881

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,564,487	$19,876,177

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
     During the quarter and the six month period ended September 30, 2011, LIFO inventories were reduced and are expected to be replaced by March 31, 2012. A deferred credit of $30,981 was recorded at September 30, 2011 to reflect replacement cost in excess of LIFO cost.
     A summary of inventory values by product group follows:

	September 30,	March 31,
	2011	2011
Prime Coil Inventory	$6,908,189	$7,239,465
Non-Standard Coil Inventory	2,312,598	1,722,224
Tubular Raw Material	2,510,575	6,086,291
Tubular Finished Goods	14,528,091	19,631,290

	$26,259,453	$34,679,270

NOTE C — SEGMENT INFORMATION (in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,

	2011	2010	2011	2010

Net sales
Coil	$15,710	$13,236	$31,140	$25,333
Tubular	26,330	16,117	49,835	33,242

Total net sales	$42,040	$29,353	$80,975	$58,575

Operating profit
Coil	$329	$218	$—	$(106)
Tubular	3,867	3,059	7,783	6,304

Total operating profit	4,196	3,277	7,783	6,198
Corporate expenses	736	654	1,586	1,411
Interest & other income	(15)	(14)	(33)	(28)

Total earnings before taxes	$3,475	$2,637	$6,230	$4,815

	September 30,	March 31,
	2011	2011
Segment assets
Coil	$23,129	$25,150
Tubular	29,026	36,334

	52,155	61,484
Corporate assets	20,521	8,100

	$72,676	$69,584

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
NOTE D — SUPPLEMENTAL CASH FLOW INFORMATION
The Company paid income taxes of approximately $2,380,000 and $1,491,000 in the six months ended September  30, 2011 and 2010, respectively. The Company paid no interest in the six months ended September 30, 2011 and 2010, respectively. Non-cash financing activities consisted of accured dividends of $1,767,856 and $815,933 in the six months ended September  30, 2011 and 2010, respectively.
NOTE E — SUBSEQUENT EVENTS
     The Company evaluated subsequent events through the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010
During the six months ended September 30, 2011, sales, costs of goods sold and gross profit increased $22,399,244, $20,681,667 and $1,717,577, respectively, from the comparable amounts recorded during the six months ended September 30, 2010. The increase in sales was related primarily to a substantial increase in tons sold which increased from approximately 79,000 tons in the 2010 period to approximately 96,000 tons in the 2011 period. Also, the average per ton selling price increased from approximately $740 per ton in the 2010 period to $847 per ton in the 2011 period. The increase in costs of goods sold was related primarily to the increase in tons sold and an increase in average per ton cost which increased from approximately $647 per ton in the 2010 period to $752 in the 2011 period. The increase in gross profit was related primarily to the tubular product segment which experienced a 34% increase in tons sold. Overall, gross profit as a percentage of sales decreased from approximately 12.5% in the 2010 period to approximately 11.2% in the 2011 period. In the 2011 period, the Company incurred an increase in material costs but was unable to pass all of this increase on to its customers.
Coil product segment sales increased approximately $5,807,000 during the 2011 period. This increase resulted from an increase in tons sold and an increase in the average selling price. Coil tons shipped increased from approximately 35,000 tons in the 2010 period to approximately 37,000 tons in the 2011 period. The average per ton selling price increased from approximately $723 per ton in the 2010 period to $852 per ton in the 2011 period. The coil product segment recorded no or minimal operational income in the 2010 and the 2011 periods. Coil products are related primarily to durable goods. Management believes that operations of this segment have been adversely impacted in both the 2010 and 2011 periods by soft demand. In addition, management believes that market conditions for coil products will not improve until the U.S. economy improves and generates significant improvement in demand for durable goods.
In August 2008, the Company began operating its coil facility in Decatur, Alabama. This operation produced an operating loss of approximately $566,000 and $525,000 in the 2011 and 2010 periods, respectively. The Company expects that this facility will continue to produce losses until demand for coil products improves.
The Company is primarily dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. In the 2011 period, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.
Tubular product segment sales increased approximately $16,593,000 during the 2011 period. This increase primarily resulted from an increase in tons sold which increased from approximately 44,000 tons in the 2010 period to approximately 59,000 tons sold in the 2011 period. The average per ton selling price of tubular products increased from approximately $754 per ton in the 2010 period to $844 per ton in the 2011 period. Tubular product segment operating profits as a percentage of segment sales were approximately 19.0% and 15.6% in the 2010 and 2011 periods, respectively. In the 2011 period, the Company incurred an increase in material costs and was unable to pass all of this increase on to its customers.
U. S. Steel Tubular Products, Inc. (“USS”) is the Company’s primary supplier of tubular products and coil material used in pipe manufacturing and is a major customer of finished tubular products. Certain finished tubular products used in the energy business are manufactured by the Company and sold to USS. Beginning in December 2008, USS reduced orders for these finished tubular products. Also, in February 2009, USS announced that it was temporarily idling its plant in Lone Star, Texas, due to weak market conditions. From February 2009 until February 2010, the Company received few orders from USS and a significantly reduced supply of pipe and coil material from USS. During this period, USS reopened its Lone Star facility and since February 2010, the Company has received an increase in orders for finished tubular products from USS and an increase in the supply of tubular products and coil material used in the production of pipe. Loss of USS as a supplier or customer could have a material adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amounts of pipe and coil material that will be available from USS in the future.
From February 2009 until February 2010, the Company downsized its tubular division to a level more commensurate with operations. Since February 2010, the Company has increased the level of operations of the tubular division to support an increase in production requirements.
During the 2011 period, general, selling and administrative costs increased $307,525 from the amount recorded during the 2010 period. This increase was related primarily to increases in bonuses and commissions associated with increased earnings and volume and to a contribution to a charitable organization.
Income taxes increased $488,396 from the amount recorded in the 2010 period. This increase was related primarily to the increase in earnings before taxes in the 2011 period. Effective tax rates were 33.4% and 33.1% in the periods ended 2011 and 2010, respectively.
     Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
During the three months ended September 30, 2011, sales, costs of goods sold and gross profit increased $12,686,020, $11,687,330 and $998,690, respectively, from the comparable amounts recorded during the three months ended September 30, 2010. The increase in sales was related primarily to an increase in tons sold which increased from approximately 40,000 tons in the 2010 quarter to approximately 50,000 tons in the 2011 quarter. Also, the average per ton selling price increased from approximately $730 per ton in the 2010 quarter to $841 per ton in the 2011 quarter. The increase in costs of goods sold was related to the increase in tons sold and an increase in the average per ton cost which increased from approximately $633 per ton in the 2010 quarter to $743 in the 2011 quarter. Gross profit primarily benefited from the sales increase. The increase in gross profit was related primarily to the Company’s tubular product segment. Gross profit as a percentage of sales declined from approximately 13.2% in the 2010 quarter to approximately 11.6% in the 2011 quarter. In the 2011 quarter, the Company incurred an increase in material costs but was unable to pass all of this increase on to its customers.
Coil product segment sales increased approximately $2,474,000 during the 2011 quarter. This increase was related primarily to an increase in the average selling price per ton which increased from approximately $709 in the 2010 quarter to $812 in the 2011 quarter. Coil tons shipped increased from approximately 18,700 tons in the 2010 quarter to approximately 19,300 tons in the 2011 quarter. Coil segment operations reflected an operational income of approximately $218,000 and $329,000 in the 2010 and 2011 quarters, respectively. Coil products are related primarily to durable goods. Management believes that operations of this segment have been adversely impacted in both the 2010 and 2011 quarters by soft demand. In addition, management believes that market conditions for coil products will not improve until the U.S. economy improves and generates significant improvement in the demand for durable goods.
In August 2008, the Company began operating its coil facility in Decatur, Alabama. This operation produced an operating loss of approximately $215,000 and $320,000 in the 2010 and 2011 quarters, respectively. The Company expects that this facility will continue to produce a loss until demand for coil products improves.
The Company is primarily dependent on NSC for its supply of coil inventory. In the 2011 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.
Tubular product segment sales increased approximately $10,213,000 during the 2011 quarter. This increase resulted primarily from an increase in tons sold which increased from approximately 22,000 tons in the 2010 quarter to approximately 31,000 tons in the 2011 quarter. In addition, the average per ton selling price of tubular products increased from approximately $748 per ton in the 2010 quarter to $859 in the 2011 quarter. Tubular product segment operating profits as a percentage of segment sales were approximately 19.0% and 14.7% in the 2010 and 2011 quarters, respectively. In the 2011 quarter, the Company incurred an increase in material costs and was unable to pass all of this increase on to its customers.
USS is the Company’s primary supplier of tubular products and coil material used in pipe manufacturing and is a major customer of finished tubular products. Certain finished tubular products used in the energy business are manufactured by the Company and sold to USS. Beginning in December 2008, USS reduced orders for these finished tubular products. Also, in February 2009, USS announced that it was temporarily idling its plant in Lone Star, Texas, due to weak market conditions. From February 2009 until February 2010, the Company received few orders from USS and a significantly reduced supply of pipe and coil material from USS. During this period, USS reopened its Lone Star facility and since February 2010, the Company has received an increase in orders for finished tubular products from USS and an increase in the supply of tubular products and coil material used in the production of pipe. Loss of USS as a supplier or customer could have a material adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amounts of pipe and coil material that will be available from USS in the future.
From February 2009 until February 2010, the Company downsized its tubular division to a level more commensurate with operations. Since February 2010, the Company has increased the level of operations of the tubular division to support an increase in production requirements.
During the 2011 quarter, general, selling and administrative costs increased $162,176 from the amount recorded during the 2010 quarter. This increase was related primarily to increases in bonuses and commissions associated with increased earnings and volume and to a contribution to a charitable organization.
Income taxes in the 2011 quarter increased $307,287 from the amount recorded in the 2010 quarter. This increase was related primarily to the increase in earnings before taxes in the 2011 quarter. The effective tax rates were approximately 33.4% and 32.3% in the 2011 and 2010 quarters, respectively.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
     The Company remained in a strong, liquid position at September 30, 2011. The current ratios were 5.7 and 5.8 at September 30, 2011 and March 31, 2011, respectively. Working capital was $48,143,391 at September 30, 2011 and $45,094,969 at March 31, 2011.
     At September 30, 2011, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts primarily occurred in the ordinary course of business. Cash was primarily generated from a reduction in inventories. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.
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
CRITICAL ACCOUNTING POLICIES
     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy which requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventory requires estimates of the year end quantities which is inherently difficult. Historically, these estimates have been materially correct. In the period ended September 30, 2011, LIFO inventories were reduced and are expected to be replaced by March 31, 2012. A deferred credit of $30,981 was recorded at September 30, 2011 to reflect replacement cost in excess of LIFO cost.
FORWARD-LOOKING STATEMENTS
     From time to time, the Company may make certain statements that contain forward-looking information (as defined in the Private Securities Litigation Reform Act of 1996, as amended) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future results of operations, future production capacity, product quality and proposed expansion plans. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company’s filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the demand for and prices of the Company’s products, changes in the demand for steel and steel products in general and the Company’s success in executing its internal operating plans, including any proposed expansion plans.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not required
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended September 30, 2011. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2011 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED
Three Months Ended September 30, 2011
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

FRIEDMAN INDUSTRIES, INCORPORATED
Date: November 14, 2011
	By	/s/ Ben Harper
Ben Harper, Senior Vice President-Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow
Exhibit 31.2	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper
Exhibit 32.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by William E. Crow
Exhibit 32.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Ben Harper

*101	Interactive Data Files.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.