Form 10-Q
period 2011-12-31
FRIEDMAN INDUSTRIES INC
filed 2012-02-10
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FROM THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS	74-1504405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. BOX 62388, HOUSTON, TEXAS 77205-2388

(Address of principal executive office) (zip code)

(713) 672-9433

Registrant’s telephone number, including area code

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

Yes ☒                     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒                    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                     No ☒

At December 31, 2011, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	December 31, 2011	March 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,498,049	$7,210,290
Accounts receivable, net of allowances for bad debts and cash discounts of $37,276 at December 31 and March 31, 2011	12,253,389	12,594,954
Inventories	28,822,263	34,679,270
Other	169,710	77,830

TOTAL CURRENT ASSETS	60,743,411	54,562,344
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Buildings and yard improvements	7,014,180	7,014,180
Machinery and equipment	30,186,038	29,876,767
Less accumulated depreciation	(25,219,091)	(23,841,491)

	13,063,458	14,131,787

OTHER ASSETS:
Cash value of officers’ life insurance and other assets	935,750	890,000

TOTAL ASSETS	$74,742,619	$69,584,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,277,810	$7,338,762
Income taxes payable	—	350,961
Deferred credit for LIFO inventory replacement	363,623	—
Dividends payable	883,928	747,939
Contribution to profit-sharing plan	200,300	50,000
Employee compensation and related expenses	617,295	979,713

TOTAL CURRENT LIABILITIES	11,342,956	9,467,375
DEFERRED INCOME TAXES	468,673	536,699
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	834,690	777,543
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at December 31 and March 31, 2011	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at December 31 and March 31, 2011)	(5,475,964)	(5,475,964)
Retained earnings	30,593,430	27,299,644

TOTAL STOCKHOLDERS’ EQUITY	62,096,300	58,802,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,742,619	$69,584,131

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Net sales	$36,987,260	$31,135,887	$117,961,998	$89,711,381
Costs and expenses
Costs of goods sold	33,054,379	27,365,134	104,985,889	78,614,977
General, selling and administrative costs	1,244,548	1,160,888	4,090,794	3,699,609

	34,298,927	28,526,022	109,076,683	82,314,586
Interest and other income	(15,250)	(15,034)	(48,372)	(43,061)

Earnings before income taxes	2,703,583	2,624,899	8,933,687	7,439,856
Provision for (benefit from) income taxes:
Current	927,008	905,005	3,056,143	2,527,594
Deferred	(22,675)	(13,600)	(68,025)	(40,800)

	904,333	891,405	2,988,118	2,486,794

Net earnings	$1,799,250	$1,733,494	$5,945,569	$4,953,062

Weighted average number of common shares outstanding:
Basic	6,799,444	6,799,444	6,799,444	6,799,444
Diluted	6,799,444	6,799,444	6,799,444	6,799,444
Net earnings per share:
Basic	$0.26	$0.25	$0.87	$0.73
Diluted	$0.26	$0.25	$0.87	$0.73
Cash dividends declared per common share	$0.13	$0.61	$0.39	$0.73

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended December 31
	2011	2010
OPERATING ACTIVITIES
Net earnings	$5,945,569	$4,953,062
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	1,377,598	1,406,700
Provision for deferred taxes	(68,025)	(40,800)
Provision for postretirement benefits	57,147	71,185
Decrease (increase) in operating assets:
Accounts receivable, net	341,565	1,515,637
Inventories	5,857,007	(7,123,023)
Other	(91,880)	(64,847)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,939,048	418,539
Contribution to profit-sharing plan	150,300	156,000
Employee compensation and related expenses	(362,418)	130,943
Income taxes payable	(350,961)	31,088
Deferred credit for LIFO inventory replacement	363,623	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,158,573	1,454,484
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(309,270)	(481,342)
Increase in cash surrender value of officers’ life insurance	(45,750)	(42,000)

NET CASH USED IN INVESTING ACTIVITIES	(355,020)	(523,342)
FINANCING ACTIVITIES
Cash dividends paid	(2,515,794)	(4,283,650)
Principal payments on notes payable	—	(13,507)

NET CASH USED IN FINANCING ACTIVITIES	(2,515,794)	(4,297,157)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,287,759	(3,366,015)
Cash and cash equivalents at beginning of period	7,210,290	19,812,881

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,498,049	$16,446,866

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended March 31, 2011.

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

During the nine months ended December 31, 2011, LIFO inventories were reduced but are expected to be replaced by March 31, 2012. A deferred credit of $363,623 was recorded at December 31, 2011 to reflect replacement cost in excess of LIFO cost.

A summary of inventory values by product group follows:

	December 31,	March 31,
	2011	2011
Prime Coil Inventory	$4,671,707	$7,239,465
Non-Standard Coil Inventory	2,384,379	1,722,224
Tubular Raw Material	5,907,317	6,086,291
Tubular Finished Goods	15,858,860	19,631,290

	$28,822,263	$34,679,270

NOTE C — SEGMENT INFORMATION (in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net sales
Coil	$18,851	$15,623	$49,991	$40,956
Tubular	18,136	15,513	67,971	48,755

Total net sales	$36,987	$31,136	$117,962	$89,711

Operating profit
Coil	$446	$384	$446	$278
Tubular	2,669	2,688	10,452	8,992

Total operating profit	3,115	3,072	10,898	9,270
Corporate expenses	426	462	2,012	1,873
Interest & other income	(15)	(15)	(48)	(43)

Total earnings before taxes	$2,704	$2,625	$8,934	$7,440

	December 31, 2011	March 31, 2011
Segment assets
Coil	$22,627	$25,150
Tubular	31,648	36,334

	54,275	61,484
Corporate assets	20,468	8,100

	$74,743	$69,584

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

NOTE D — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $3,765,000 and $2,603,000 in the nine months ended December 31, 2011 and 2010, respectively. The Company paid no interest in the nine months ended December 31, 2011 and 2010, respectively. For the nine months ended December 31, 2011 and 2010, noncash financing activity consisted of accrued dividends of $2,651,784 and $4,963,595, respectively.

NOTE E — SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010

During the nine months ended December 31, 2011, sales, costs of goods sold and gross profit increased $28,250,617, $26,370,912 and $1,879,705, respectively, from the comparable amounts recorded during the nine months ended December 31, 2010. The increase in sales was related primarily to a substantial increase in tons sold which increased from approximately 122,000 tons in the 2010 period to approximately 143,000 tons in the 2011 period. Also, the average per ton selling price increased from approximately $734 per ton in the 2010 period to $824 per ton in the 2011 period. The increase in costs of goods sold was related primarily to the increase in tons sold and an increase in the average per ton cost which increased from approximately $643 per ton in the 2010 period to $733 in the 2011 period. The increase in gross profit was related primarily to the tubular product segment which experienced a 28.4% increase in tons sold. Overall, gross profit as a percentage of sales decreased from approximately 12.4% in the 2010 period to approximately 11.0% in the 2011 period. In the 2011 period, the Company incurred increases in material costs but was unable to pass all of these increases on to its customers.

Coil product segment sales increased approximately $9,035,000 during the 2011 period. This increase resulted from an increase in tons sold and an increase in the average selling price. Coil tons shipped increased from approximately 58,000 tons in the 2010 period to approximately 61,000 tons in the 2011 period. The average per ton selling price increased from approximately $703 per ton in the 2010 period to $819 per ton in the 2011 period. Coil segment operations reflected an operational income of approximately $446,000 and $278,000 in the 2011 and 2010 periods, respectively. Coil products are related primarily to durable goods. Management believes that the operations of this segment have been adversely impacted in both the 2011 and 2010 periods by soft demand for durable goods. In addition, management believes that market conditions for coil products will not improve until the U.S. economy improves and generates significant improvement in demand for durable goods.

In August 2008, the Company began operating its coil facility in Decatur, Alabama. This operation produced an operating loss of approximately $859,000 and $754,000 in the 2011 and 2010 periods, respectively. The Company expects that this facility will continue to produce losses until demand for coil products improves.

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

Tubular product segment sales increased approximately $19,216,000 during the 2011 period. This increase primarily resulted from an increase in tons sold which increased from approximately 64,000 tons in the 2010 period to approximately 82,000 tons sold in the 2011 period. The average per ton selling price of tubular products increased from approximately $762 per ton in the 2010 period to $828 per ton in the 2011 period. Tubular product segment operating profit as a percentage of segment sales were approximately 15.4% and 18.4% in the 2011 and 2010 periods, respectively. In the 2011 period, the Company incurred increases in material costs and was unable to pass all of these increases on to its customers.

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

During the 2011 period, general, selling and administrative costs increased $391,185 from the amount recorded during the 2010 period. This increase was related primarily to increases in bonuses and commissions associated with increased earnings and volume and to a contribution to a charitable organization.

Income taxes increased $501,324 from the amount recorded in the 2010 period. This increase was related primarily to the increase in earnings before taxes in the 2011 period. Effective tax rates were 33.4% in both periods.

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

During the three months ended December 31, 2011, sales, costs of goods sold and gross profit increased $5,851,373, $5,689,245 and $162,128, respectively, from the comparable amounts recorded during the three months ended December 31, 2010. The increase in sales was related primarily to an increase in tons sold which increased from approximately 43,000 tons in the 2010 quarter to approximately 48,000 tons in the 2011 quarter. Also, the average per ton selling price increased from approximately $723 per ton in the 2010 quarter to $778 per ton in the 2011 quarter. The increase in costs of goods sold was related to the increase in tons sold and to an increase in the average per ton cost which increased from approximately $636 per ton in the 2010 quarter to $695 in the 2011 quarter. Gross profit benefited from the sales increase. Gross profit as a percentage of sales declined from approximately 12.1% in the 2010 quarter to approximately 10.6% in the 2011 quarter. In the 2011 quarter, the Company incurred increases in material costs but was unable to pass all of these increases on to its customers.

Coil product segment sales increased approximately $3,228,000 during the 2011 quarter. This increase was related primarily to an increase in the average selling price which increased from approximately $673 in the 2010 quarter to $768 in the 2011 quarter. Coil tons shipped increased from approximately 23,200 tons in the 2010 quarter to approximately 24,500 tons in the 2011 quarter. Coil segment operations reflected an operating profit of approximately $446,000 and $384,000 in the 2011 and 2010 quarters, respectively. Coil products are related primarily to durable goods. Management believes that the operations of this segment have been adversely impacted in both the 2011 and 2010 quarters by soft demand for durable goods. In addition, management believes that market conditions for coil products will not improve until the U.S. economy improves and generates significant improvement in the demand for durable goods.

In August 2008, the Company began operating its coil facility in Decatur, Alabama. This operation produced an operating loss of approximately $292,000 and $229,000 in the 2011 and 2010 quarters, respectively. The Company expects that this facility will continue to produce a loss until demand for coil products improves.

The Company is primarily dependent on NSC for its supply of coil inventory. In the 2011 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales increased approximately $2,623,000 during the 2011 quarter. This increase resulted primarily from an increase in tons sold which increased from approximately 20,000 tons in the 2010 quarter to approximately 23,000 tons in the 2011 quarter. The average per ton selling price of tubular products increased from approximately $782 per ton in the 2010 quarter to $787 in the 2011 quarter as the average per ton cost of goods sold increased from $634 per ton in the 2010 quarter to $657 per ton in the 2011 quarter. As a result, tubular product segment operating profits as a percentage of segment sales decreased from 17.3% in the 2010 quarter to 14.7% in the 2011 quarter. In the 2011 quarter, the Company incurred increases in material costs and was unable to pass all of these increases on to its customers.

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

Income taxes in the 2011 quarter increased $12,928 from the amount recorded in the 2010 quarter. This increase was related primarily to the increase in earnings before taxes in the 2011 quarter. The effective tax rates were approximately 33.4% and 34.0% in the 2011 and 2010 quarters, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company remained in a strong, liquid position at December 31, 2011. The current ratios were 5.4 and 5.8 at December 31, 2011 and March 31, 2011, respectively. Working capital was $49,400,455 at December 31, 2011 and $45,094,969 at March 31, 2011.

At December 31, 2011, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts primarily occurred in the ordinary course of business. Cash was primarily generated from net earnings and a reduction in inventories. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy which requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventory requires estimates of the year end quantities which is inherently difficult. Historically, these estimates have been materially correct. In the period ended December 31, 2011, LIFO inventories were reduced but are expected to be replaced by March 31, 2012. A deferred credit of $363,623 was recorded at December 31, 2011 to reflect replacement cost in excess of LIFO cost.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended December 31, 2011. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended December 31, 2011 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended December 31, 2011

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

FRIEDMAN INDUSTRIES, INCORPORATED
Date: February 10, 2011

	By	/S/ BEN HARPER
Ben Harper, Senior Vice President-Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 31.2	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

Exhibit 32.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 32.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Ben Harper

*101	Interactive Data Files.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.