Form 10-Q
period 2012-06-30
FRIEDMAN INDUSTRIES INC
filed 2012-08-13
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FROM THE TRANSITION PERIOD FROM                    TO

COMMISSION FILE NUMBER 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS	74-1504405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

19747 HWY 59 N, SUITE 200, HUMBLE, TEXAS 77338

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Yes   ☐     No   ☒

At June 30, 2012, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	JUNE 30, 2012	MARCH 31, 2012
ASSETS
CURRENT ASSETS:
Cash	$13,856,998	$11,881,548
Accounts receivable, net of allowances for bad debts and cash discounts of $37,276 at June 30 and March 31, 2012	11,639,338	16,284,377
Inventories	34,840,175	36,753,680
Other	8,893	88,286

TOTAL CURRENT ASSETS	60,345,404	65,007,891
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Buildings and yard improvements	7,014,180	7,014,180
Machinery and equipment	29,884,679	29,839,104
Less accumulated depreciation	(25,771,788)	(25,324,113)

	12,209,402	12,611,502

OTHER ASSETS:
Cash value of officers’ life insurance and other assets	966,500	951,000

TOTAL ASSETS	$73,521,306	$78,570,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,933,881	$12,091,154
Income taxes payable	940,935	98,464
Dividends payable	883,928	883,928
Contribution to profit sharing plan	105,000	52,500
Employee compensation and related expenses	737,930	727,342

TOTAL CURRENT LIABILITIES	7,601,674	13,853,388
DEFERRED INCOME TAXES	418,346	445,999
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	876,092	853,738
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at June 30 and March 31, 2012	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at June 30 and March 31, 2012)	(5,475,964)	(5,475,964)
Retained earnings	33,122,324	31,914,398

TOTAL STOCKHOLDERS’ EQUITY	64,625,194	63,417,268

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,521,306	$78,570,393

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2012	2011
Net Sales	$39,434,770	$38,935,456
Costs and expenses
Costs of goods sold	34,787,012	34,778,631
General, selling and administrative costs	1,559,836	1,419,819

	36,346,848	36,198,450
Interest and other income	(12,208)	(17,872)

Earnings before income taxes	3,100,130	2,754,878
Income tax provision (benefit):
Current	1,035,928	946,142
Deferred	(27,652)	(22,675)

	1,008,276	923,467

Net earnings	$2,091,854	$1,831,411

Average number of common shares outstanding:
Basic	6,799,444	6,799,444
Diluted	6,799,444	6,799,444
Net earnings per share:
Basic	$0.31	$0.27
Diluted	$0.31	$0.27
Cash dividends declared per common share	$0.13	$0.13

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2012	2011
OPERATING ACTIVITIES
Net earnings	$2,091,854	$1,831,411
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation	450,297	458,099
Provision for deferred taxes	(27,652)	(22,675)
Change in postretirement benefits	22,354	19,049
Decrease (increase) in operating assets:
Accounts receivable	4,645,039	1,224,754
Inventories	1,913,505	5,063,837
Other current assets	79,393	(87,985)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(7,157,273)	1,993,091
Contribution to profit sharing plan	52,500	50,100
Employee compensation and related expenses	10,588	(278,833)
Income taxes payable	842,471	470,482

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,923,076	10,721,330
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(90,573)	(163,970)
Proceeds from sales of assets	42,375	—
Increase in cash surrender value of officers’ life insurance	(15,500)	(15,250)

NET CASH USED IN INVESTING ACTIVITIES	(63,698)	(179,220)
FINANCING ACTIVITIES
Cash dividends paid	(883,928)	(747,939)

NET CASH USED IN FINANCING ACTIVITIES	(883,928)	(747,939)

INCREASE IN CASH	1,975,450	9,794,171
Cash at beginning of period	11,881,548	7,210,290

CASH AT END OF PERIOD	$13,856,998	$17,004,461

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended March 31, 2012.

NOTE B — INVENTORIES

Inventories consist of prime coil, non-standard coil and tubular materials. Prime coil inventory consists primarily of raw materials, non-standard coil inventory consists primarily of finished goods, and tubular inventory consists of both raw materials and finished goods. Inventories are valued at the lower of cost or replacement market. Cost for prime coil inventory is determined under the last-in, first-out (“LIFO”) method. Cost for non-standard coil inventory is determined using the specific identification method. Cost for tubular inventory is determined using the weighted average method.

During the quarters ended June 30, 2012 and 2011, LIFO inventories were liquidated. At June 30, 2012, a deferred debit of $95,309 was recorded to reflect the difference in replacement cost and LIFO cost. LIFO inventories at June 30, 2011 were replaced by March 31, 2012. A deferred credit of $82,653 was recorded at June 30, 2011 to reflect the difference between replacement cost and LIFO cost.

A summary of inventory values by product group follows:

	June 30, 2012	March 31, 2012
Prime Coil Inventory	$6,839,110	$8,562,607
Non-Standard Coil Inventory	2,641,671	1,853,445
Tubular Raw Material	3,363,025	6,859,871
Tubular Finished Goods	21,996,369	19,477,757

	$34,840,175	$36,753,680

NOTE C — SEGMENT INFORMATION (in thousands)

	THREE MONTHS ENDED JUNE 30,
	2012	2011
Net sales
Coil	$16,830	$15,430
Tubular	22,605	23,505

Total net sales	$39,435	$38,935

Operating profit (loss)
Coil	$354	$(329)
Tubular	3,686	3,916

Total operating profit	4,040	3,587
Corporate expenses	952	850
Interest & other income	(12)	(18)

Earnings before income taxes	$3,100	$2,755

	June 30, 2012	March 31, 2012
Segment assets
Coil	$23,281	$26,260
Tubular	35,386	39,446

	58,667	65,706
Corporate assets	14,854	12,864

	$73,521	$78,570

Corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate executive and accounting salaries, professional fees and services, bad debts, profit sharing expense, corporate insurance expenses and office supplies. Corporate assets consist primarily of cash and the cash value of officers’ life insurance.

NOTE D — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $214,000 and $398,000 in the quarters ended June 30, 2012 and 2011, respectively. No interest was paid in the quarters ended June 30, 2012 and 2011, respectively. Noncash financing activities consisted of accrued dividends of $883,928 in both of the quarters ended June 30, 2012 and 2011.

NOTE E — SUBSEQUENT EVENTS

The Company evaluated subsequent events through the filing date of its Form 10-Q for the quarter ended June 30, 2012. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

During the three months ended June 30, 2012, sales, costs of goods sold and gross profit increased $499,314, $8,381 and $490,933, respectively, from the comparable amounts recorded during the three months ended June 30, 2011. The increase in sales resulted from an increase in tons sold offset by a decrease in the average selling price. Tons sold increased from approximately 46,000 tons in the 2011 quarter to approximately 50,000 tons in the 2012 quarter. The average per ton selling price decreased from approximately $854 per ton in the 2011 quarter to $789 per ton in the 2012 quarter. In the 2012 quarter, gross profit primarily benefited from improved margins associated with the coil product segment. In the 2011 quarter, the Company experienced an increase in material cost and was unable to pass all of this increase along to its customers. Gross profit as a percentage of sales increased from approximately 10.7% in the 2011 quarter to approximately 11.8% in the 2012 quarter.

Coil product segment sales increased approximately $1,400,000 during the 2012 quarter. This increase was related primarily to an increase in tons sold, which increased from approximately 17,000 in the 2011 quarter to 22,000 in the 2012 quarter. The average per ton selling price of coil products decreased from approximately $897 per ton in the 2011 quarter to $772 per ton in the 2012 quarter. Coil segment operations reflected an operating profit of approximately $354,000 in the 2012 quarter and an operating loss of approximately $329,000 in the 2011 quarter. In the 2011 quarter, the Company experienced an increase in material cost and was unable to pass all of this increase to its customers. Coil operations were adversely impacted in both the 2012 and 2011 quarters by soft demand. Management believes that market conditions for coil products will not improve until the U.S. economy improves and generates a significant improvement in the demand for durable goods.

In August 2008, the Company began operating its coil facility in Decatur, Alabama. This facility produced operating losses of approximately $309,000 and $245,000 in the 2012 and 2011 quarters, respectively. The Company expects that this facility will continue to produce losses until demand for coil products improves.

The Company is primarily dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. In the 2012 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales decreased approximately $900,000 during the 2012 quarter. This decrease resulted primarily from a decrease in the average per ton selling price. The average per ton selling price decreased from approximately $828 per ton in the 2011 quarter to approximately $802 per ton in the 2012 quarter. In both the 2012 and 2011 quarters, the tubular segment sold approximately 28,000 tons of tubular products. Tubular product segment operating profits as a percentage of segment sales were approximately 16.3% and 16.7% in the 2012 and 2011 quarters, respectively.

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

During the 2012 quarter, general, selling and administrative costs increased $140,017 from the amount recorded during the 2011 quarter. This increase was related primarily to an increase in bonuses and commissions associated with increased earnings and volume.

Income taxes in the 2012 quarter increased $84,809 from the amount recorded in the 2011 quarter. This increase was related primarily to the increase in earnings before taxes in the 2012 quarter. The effective tax rate was 32.5% and 33.5% in the 2012 and 2011 quarters, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company remained in a strong, liquid position at June 30, 2012. The current ratios were 7.9 at June 30, 2012 and 4.7 at March 31, 2012. Working capital was $52,743,730 at June 30, 2012, and $51,154,503 at March 31, 2012.

During the quarter ended June 30, 2012, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash decreased primarily as a result of a decrease in accounts payable. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy that requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventory requires estimates of the year end quantities, which is inherently difficult. Historically, these estimates have been materially correct. In the quarter ended June 30, 2012, LIFO inventories were reduced and are expected to be replaced by March 31, 2013. In the quarter ended June 30, 2011, LIFO inventories were reduced and were replaced by March 31, 2012. A deferred debit of $95,309 and a deferred credit of $82,653 were recorded at June 30, 2012 and June 30, 2011, respectively, to reflect the difference between replacement cost and LIFO cost.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may make certain statements that contain forward-looking information (as defined in the Private Securities Litigation Reform Act of 1996, as amended) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future results of operations, future production capacity, product quality and proposed expansion plans. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the demand for and prices of the Company’s products, changes in the demand for steel and steel products in general and the Company’s success in executing its internal operating plans, including any proposed expansion plans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2012. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2012 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended June 30, 2012

Part II — OTHER INFORMATION

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

FRIEDMAN INDUSTRIES, INCORPORATED

Date August 13, 2012	By	/s/ BEN HARPER
Ben Harper, Senior Vice President-Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
Exhibit 31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

Exhibit 32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Ben Harper

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.