Form 10-Q
period 2012-09-30
FRIEDMAN INDUSTRIES INC
filed 2012-11-13
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At September 30, 2012, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3. Quantitative and Qualitative Disclosures About Market Risk	8
Item 4. Controls and Procedures	8
Part II — OTHER INFORMATION	9
Item 6. Exhibits	9
SIGNATURES	10
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30, 2012	March 31, 2012
ASSETS
CURRENT ASSETS:
Cash	$20,683,557	$11,881,548
Accounts receivable, net of allowances for bad debts and cash discounts of $37,276 at September 30 and March 31, 2012	8,301,540	16,284,377
Inventories	34,212,932	36,753,680
Other	298,178	88,286

TOTAL CURRENT ASSETS	63,496,207	65,007,891
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Buildings and yard improvements	7,014,180	7,014,180
Machinery and equipment	29,929,301	29,839,104
Less accumulated depreciation	(26,222,088)	(25,324,113)

	11,803,724	12,611,502
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	982,000	951,000

TOTAL ASSETS	$76,281,931	$78,570,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,866,559	$12,091,154
Income taxes payable	—	98,464
Dividends payable	883,928	883,928
Contribution to profit sharing plan	157,500	52,500
Employee compensation and related expenses	692,489	727,342

TOTAL CURRENT LIABILITIES	9,600,476	13,853,388
DEFERRED INCOME TAXES	397,416	445,999
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	898,444	853,738
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at September 30 and March 31, 2012	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at September 30 and March 31, 2012)	(5,475,964)	(5,475,964)
Retained earnings	33,882,725	31,914,398

TOTAL STOCKHOLDERS’ EQUITY	65,385,595	63,417,268

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,281,931	$78,570,393

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Net sales	$33,334,070	$42,039,282	$72,768,840	$80,974,738
Costs and expenses
Costs of goods sold	29,557,272	37,152,879	64,344,285	71,931,510
General, selling and administrative costs	1,322,549	1,426,427	2,882,384	2,846,246

	30,879,821	38,579,306	67,226,669	74,777,756
Interest and other income	(15,527)	(15,250)	(27,734)	(33,122)

Earnings before income taxes	2,469,776	3,475,226	5,569,905	6,230,104
Provision for (benefit from) income taxes:
Current	846,377	1,182,993	1,882,305	2,129,135
Deferred	(20,930)	(22,675)	(48,583)	(45,350)

	825,447	1,160,318	1,833,722	2,083,785

Net earnings	$1,644,329	$2,314,908	$3,736,183	$4,146,319

Weighted average number of common shares outstanding:
Basic	6,799,444	6,799,444	6,799,444	6,799,444
Diluted	6,799,444	6,799,444	6,799,444	6,799,444
Net earnings per share:
Basic	$0.24	$0.34	$0.55	$0.61
Diluted	$0.24	$0.34	$0.55	$0.61
Cash dividends declared per common share	$0.13	$0.13	$0.26	$0.26

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net earnings	$3,736,183	$4,146,319
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	900,598	916,200
Provision for deferred taxes	(48,583)	(45,350)
Provision for postretirement benefits	44,706	38,098
Decrease (increase) in operating assets:
Accounts receivable, net	7,982,837	321,522
Inventories	2,540,748	8,419,817
Other	(209,892)	(155,823)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(4,224,595)	930,223
Contribution to profit-sharing plan	105,000	100,200
Employee compensation and related expenses	(34,853)	(154,343)
Income taxes payable	(98,464)	(291,811)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,693,685	14,225,052
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(135,196)	(208,488)
Proceeds from sales of assets	42,375	—
Increase in cash surrender value of officers’ life insurance	(31,000)	(30,500)

NET CASH USED IN INVESTING ACTIVITIES	(123,821)	(238,988)
FINANCING ACTIVITIES
Cash dividends paid	(1,767,855)	(1,631,867)

NET CASH USED IN FINANCING ACTIVITIES	(1,767,855)	(1,631,867)

INCREASE IN CASH	8,802,009	12,354,197
Cash at beginning of period	11,881,548	7,210,290

CASH AT END OF PERIOD	$20,683,557	$19,564,487

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

During the quarter and the six month period ended September 30, 2012, LIFO inventories were reduced. LIFO inventories are expected to be replaced by March 31, 2013. A deferred debit of $40,360 was recorded at September 30, 2012 to reflect the difference in replacement cost and LIFO cost.

A summary of inventory values by product group follows:

	September 30, 2012	March 31, 2012
Prime Coil Inventory	$7,845,194	$8,562,607
Non-Standard Coil Inventory	1,386,865	1,853,445
Tubular Raw Material	4,386,163	6,859,871
Tubular Finished Goods	20,594,710	19,477,757

	$34,212,932	$36,753,680

NOTE C — SEGMENT INFORMATION (in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net sales
Coil	$16,722	$15,710	$33,552	$31,140
Tubular	16,612	26,330	39,217	49,835

Total net sales	$33,334	$42,040	$72,769	$80,975

Operating profit
Coil	$274	$329	$628	$—
Tubular	2,736	3,867	6,422	7,783

Total operating profit	3,010	4,196	7,050	7,783
Corporate expenses	556	736	1,508	1,586
Interest & other income	(16)	(15)	(28)	(33)

Total earnings before taxes	$2,470	$3,475	$5,570	$6,230

	September 30, 2012	March 31, 2012
Segment assets
Coil	$22,611	$26,260
Tubular	31,977	39,446

	54,588	65,706
Corporate assets	21,694	12,864

	$76,282	$78,570

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

NOTE D — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $2,286,000 and $2,380,000 in the six months ended September 30, 2012 and 2011, respectively. The Company paid no interest in the six months ended September 30, 2012 or 2011, respectively. Non-cash financing activities consisted of accrued dividends of $1,767,855 in each of the six month periods ended September 30, 2012 and 2011.

NOTE E — SUBSEQUENT EVENTS

The Company evaluated subsequent events through the filing date of its Form 10-Q for the quarter ended September 30, 2012. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011

During the six months ended September 30, 2012, sales, costs of goods sold and gross profit decreased $8,205,898, $7,587,225 and $618,673, respectively, from the comparable amounts recorded during the six months ended September 30, 2011. The decrease in sales was related primarily to a decline in the average per ton selling price from approximately $847 per ton in the 2011 period to $756 per ton in the 2012 period. In both the 2012 and 2011 periods, the Company sold approximately 96,000 tons. The decrease in costs of goods sold was related primarily to a decline in the average per ton cost from approximately $752 per ton in the 2011 period to $668 in the 2012 period. The decrease in gross profit was related primarily to the decline in sales. Overall, gross profit as a percentage of sales increased from approximately 11.2% in the 2011 period to approximately 11.6% in the 2012 period.

Coil product segment sales increased approximately $2,412,000 during the 2012 period. This increase resulted from an increase in tons sold offset by a decrease in the average selling price. Coil tons shipped increased from approximately 37,000 tons in the 2011 period to approximately 45,000 tons in the 2012 period. The average per ton selling price decreased from approximately $852 per ton in the 2011 period to $753 per ton in the 2012 period. The coil product segment recorded operational income of approximately $628,000 in the 2012 period. In the 2011 period, the coil product segment operated on a break-even basis. Coil products are related primarily to durable goods. Management believes that operations of this segment have been adversely impacted in both the 2012 and 2011 periods by soft demand. In addition, management believes that market conditions for coil products will not improve until the U.S. economy improves and generates significant improvement in the demand for durable goods.

The Company is primarily dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. In the 2012 period, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales decreased approximately $10,618,000 during the 2012 period. This decrease resulted from both a decline in tons sold and a decrease in the average per ton selling price. Tons sold declined from approximately 59,000 tons in the 2011 period to approximately 52,000 tons sold in the 2012 period. The average per ton selling price of tubular products decreased from approximately $844 per ton in the 2011 period to $758 per ton in the 2012 period. The tubular product segment recorded a decrease in operational income of approximately $1,361,000 during the 2012 period. This decrease was related primarily to the decrease in sales, which management believes is related to softer demand for tubular products associated with energy production. Tubular product segment operating profits as a percentage of segment sales were approximately 16.4% and 15.6% in the 2012 and 2011 periods, respectively.

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

Income taxes in the 2012 period decreased $250,063 from the amount recorded in the 2011 period. This decrease was related primarily to the decrease in earnings before taxes in the 2012 period. Effective tax rates were 32.9% and 33.4% in the periods ended 2012 and 2011, respectively.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

During the three months ended September 30, 2012, sales, costs of goods sold and gross profit decreased $8,705,212, $7,595,607 and $1,109,605, respectively, from the comparable amounts recorded during the three months ended September 30, 2011. The decrease in sales was related to both a decline in tons sold and a decrease in the average per ton selling price. Tons sold declined from approximately 50,000 tons in the 2011 quarter to approximately 46,000 tons in the 2012 quarter. The average per ton selling price decreased from approximately $841 per ton in the 2011 quarter to $720 per ton in the 2012 quarter. The decrease in costs of goods sold was related to the decrease in tons sold and a decline in the average per ton cost, which decreased from approximately $743 per ton in the 2011 quarter to $638 in the 2012 quarter. The decline in gross profit was related primarily to the sales decrease. Gross profit as a percentage of sales declined from approximately 11.6% in the 2011 quarter to approximately 11.3% in the 2012 quarter.

Coil product segment sales increased approximately $1,012,000 during the 2012 quarter. This increase was related primarily to an increase in tons sold offset by a decrease in the average selling price per ton. Coil tons shipped increased from approximately 19,000 tons in the 2011 quarter to 23,000 tons in the 2012 quarter. The average selling price per ton decreased from approximately $812 in the 2011 quarter to $735 in the 2012 quarter. Coil segment operations reflected an operational income of approximately $274,000 and $329,000 in the 2012 and 2011 quarters, respectively. Coil products are related primarily to durable goods. Management believes that operations of this segment have been adversely impacted in both the 2012 and 2011 quarters by soft demand. In addition, management believes that market conditions for coil products will not improve until the U.S. economy improves and generates significant improvement in the demand for durable goods.

The Company is primarily dependent on NSC for its supply of coil inventory. In the 2012 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales decreased approximately $9,718,000 during the 2012 quarter. This decrease resulted from both a decline in tons sold and a decrease in the average per ton selling price. Tons sold decreased from approximately 31,000 tons in the 2011 quarter to 24,000 tons in the 2012 quarter. The average per ton selling price of tubular products decreased from approximately $859 per ton in the 2011 quarter to $705 in the 2012 quarter. The tubular product segment recorded a decrease in operational income of approximately $1,131,000 during the 2012 quarter. This decrease was related primarily to the decrease in sales, which management believes is related to softer demand for tubular products associated with energy production. Tubular product segment operating profits as a percentage of segment sales were approximately 16.5% and 14.7% in the 2012 and 2011 quarters, respectively.

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

Income taxes in the 2012 quarter decreased $334,871 from the amount recorded in the 2011 quarter. This decrease was related primarily to the decrease in earnings before taxes in the 2012 quarter. The effective tax rate was approximately 33.4% in both the 2012 and 2011 quarters.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company remained in a strong, liquid position at September 30, 2012. The current ratios were 6.6 and 4.7 at September 30, 2012 and March 31, 2012, respectively. Working capital was $53,895,731 at September 30, 2012 and $51,154,503 at March 31, 2012.

At September 30, 2012, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash was primarily generated from a reduction in accounts receivable and inventories. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy that requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventories requires estimates of the year-end quantities, which is inherently difficult. Historically, these estimates have been materially correct. In the period ended September 30, 2012, LIFO inventories were reduced and are expected to be replaced by March 31, 2013. A deferred debit of $40,360 was recorded at September 30, 2012 to reflect the difference between replacement cost and LIFO cost.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may make certain statements that contain forward-looking information (as defined in the Private Securities Litigation Reform Act of 1996, as amended) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future changes in the Company’s financial condition or results of operations, future production capacity, product quality and proposed expansion plans. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the demand for and prices of the Company’s products, changes in the demand for steel and steel products in general and the Company’s success in executing its internal operating plans, including any proposed expansion plans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended September 30, 2012. Based on this evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2012 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended September 30, 2012

Part II — OTHER INFORMATION

Item 6. Exhibits

Exhibits

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Schema Document

101.CAL	—	XBRL Calculation Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

Date: November 13, 2012

	By	/s/ BEN HARPER
Ben Harper, Senior Vice President-Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

Exhibit 32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Ben Harper

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Schema Document

101.CAL	—	XBRL Calculation Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document