Form 10-Q
period 2012-12-31
FRIEDMAN INDUSTRIES INC
filed 2013-02-12
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

At December 31, 2012, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures About Market Risk	9
Item 4. Controls and Procedures	9
Part II — OTHER INFORMATION	10
Item 6. Exhibits	10
SIGNATURES	11
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	December 31, 2012	March 31, 2012
ASSETS
CURRENT ASSETS:
Cash	$16,602,575	$11,881,548
Accounts receivable, net of allowances for bad debts and cash discounts of $27,276 and $37,276 at December 31 and March 31, 2012, respectively	6,687,453	16,284,377
Inventories	32,906,704	36,753,680
Other	836,314	88,286

TOTAL CURRENT ASSETS	57,033,046	65,007,891
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Buildings and yard improvements	7,014,180	7,014,180
Machinery and equipment	30,260,323	29,839,104
Less accumulated depreciation	(26,662,188)	(25,324,113)

	11,694,646	12,611,502

OTHER ASSETS:
Cash value of officers’ life insurance and other assets	997,500	951,000

TOTAL ASSETS	$69,725,192	$78,570,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,626,855	$12,091,154
Income taxes payable	—	98,464
Dividends payable	883,928	883,928
Contribution to profit-sharing plan	210,000	52,500
Employee compensation and related expenses	455,124	727,342

TOTAL CURRENT LIABILITIES	6,175,907	13,853,388
DEFERRED INCOME TAXES	376,486	445,999
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	920,797	853,738
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at December 31 and March 31, 2012	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at December 31 and March 31, 2012)	(5,475,964)	(5,475,964)
Retained earnings	30,749,132	31,914,398

TOTAL STOCKHOLDERS’ EQUITY	62,252,002	63,417,268

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,725,192	$78,570,393

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Net sales	$31,719,922	$36,987,260	$104,488,762	$117,961,998
Costs and expenses
Costs of goods sold	28,835,644	33,054,379	93,179,930	104,985,889
General, selling and administrative costs	1,183,507	1,244,548	4,065,890	4,090,794

	30,019,151	34,298,927	97,245,820	109,076,683
Interest and other income	(15,530)	(15,250)	(43,264)	(48,372)

Earnings before income taxes	1,716,301	2,703,583	7,286,206	8,933,687
Provision for (benefit from) income taxes:
Current	587,173	927,008	2,469,478	3,056,143
Deferred	(20,930)	(22,675)	(69,513)	(68,025)

	566,243	904,333	2,399,965	2,988,118

Net earnings	$1,150,058	$1,799,250	$4,886,241	$5,945,569

Weighted average number of common shares outstanding:
Basic	6,799,444	6,799,444	6,799,444	6,799,444
Diluted	6,799,444	6,799,444	6,799,444	6,799,444
Net earnings per share:
Basic	$0.17	$0.26	$0.72	$0.87
Diluted	$0.17	$0.26	$0.72	$0.87
Cash dividends declared per common share	$0.63	$0.13	$0.89	$0.39

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended December 31
	2012	2011
OPERATING ACTIVITIES
Net earnings	$4,886,241	$5,945,569
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	1,340,697	1,377,598
Provision for deferred taxes	(69,513)	(68,025)
Provision for postretirement benefits	67,059	57,147
Decrease (increase) in operating assets:
Accounts receivable, net	9,596,924	341,565
Inventories	3,846,976	5,857,007
Other	(748,028)	(91,880)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(7,464,299)	1,939,048
Contribution to profit-sharing plan	157,500	150,300
Employee compensation and related expenses	(272,218)	(362,418)
Income taxes payable	(98,464)	(350,961)
Deferred credit for LIFO inventory replacement	—	363,623

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,242,875	15,158,573
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(466,218)	(309,270)
Proceeds from sales of assets	42,375	—
Increase in cash surrender value of officers’ life insurance	(46,500)	(45,750)

NET CASH USED IN INVESTING ACTIVITIES	(470,343)	(355,020)
FINANCING ACTIVITIES
Cash dividends paid	(6,051,505)	(2,515,794)

NET CASH USED IN FINANCING ACTIVITIES	(6,051,505)	(2,515,794)

INCREASE IN CASH	4,721,027	12,287,759
Cash at beginning of period	11,881,548	7,210,290

CASH AT END OF PERIOD	$16,602,575	$19,498,049

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes of Friedman Industries, Incorporated (the “Company”) included in its annual report on Form 10-K for the year ended March 31, 2012.

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

A summary of inventory values by product group follows:

	December 31,	March 31,
	2012	2012
Prime Coil Inventory	$8,540,343	$8,562,607
Non-Standard Coil Inventory	2,919,449	1,853,445
Tubular Raw Material	2,283,486	6,859,871
Tubular Finished Goods	19,163,426	19,477,757

	$32,906,704	$36,753,680

NOTE C — SEGMENT INFORMATION (in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net sales
Coil	$15,636	$18,851	$49,188	$49,991
Tubular	16,084	18,136	55,301	67,971

Total net sales	$31,720	$36,987	$104,489	$117,962

Operating profit
Coil	$104	$446	$732	$446
Tubular	2,015	2,669	8,437	10,452

Total operating profit	2,119	3,115	9,169	10,898
Corporate expenses	418	426	1,926	2,012
Interest & other income	(15)	(15)	(43)	(48)

Total earnings before taxes	$1,716	$2,704	$7,286	$8,934

	December 31, 2012	March 31, 2012
Segment assets
Coil	$24,575	$26,260
Tubular	26,887	39,446

	51,462	65,706
Corporate assets	18,263	12,864

	$69,725	$78,570

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

NOTE D — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $3,306,000 and $3,765,000 in the nine months ended December 31, 2012 and 2011, respectively. The Company paid no interest in the nine months ended December 31, 2012 or 2011. Non-cash financing activities consisted of accrued dividends of $883,928 in each of the nine month periods ended December 31, 2012 and 2011.

NOTE E — SUBSEQUENT EVENTS

The Company evaluated subsequent events through the filing date of its Form 10-Q for the quarter ended December 31, 2012. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011

During the nine months ended December 31, 2012, sales, costs of goods sold and gross profit decreased $13,473,236, $11,805,959 and $1,667,277, respectively, from the comparable amounts recorded during the nine months ended December 31, 2011. The decrease in sales was related to both a decline in tons sold and a decrease in the average per ton selling price. Tons sold decreased from approximately 143,000 tons in the 2011 period to approximately 139,000 tons in the 2012 period. The average per ton selling price decreased from approximately $824 per ton in the 2011 period to $750 per ton in the 2012 period. The decrease in costs of goods sold was related primarily to the decline in tons sold and a decrease in the average per ton cost, which decreased from approximately $733 per ton in the 2011 period to $669 per ton in the 2012 period. The decrease in gross profit was related primarily to the decline in sales. Overall, gross profit as a percentage of sales decreased from approximately 11.0% in the 2011 period to approximately 10.8% in the 2012 period.

Coil product segment sales decreased approximately $803,000 during the 2012 period. This decrease resulted from a decline in the average per ton selling price offset by an increase in tons sold. The average per ton selling price decreased from approximately $819 per ton in the 2011 period to $739 per ton in the 2012 period. Coil tons shipped increased from approximately 61,000 tons in the 2011 period to approximately 66,500 tons in the 2012 period. Coil segment operations recorded an operational income of approximately $732,000 and $446,000 in the 2012 and 2011 periods, respectively. Management believes that the operations of this segment have been adversely impacted in both the 2012 and 2011 periods by soft demand related primarily to a weak U.S. economy and that market conditions will remain soft until the U.S. economy experiences sustained, significant improvement.

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

Tubular product segment sales decreased approximately $12,670,000 during the 2012 period. This decrease resulted from both a decline in tons sold and a decrease in the average per ton selling price. Tubular tons shipped decreased from approximately 82,000 tons in the 2011 period to approximately 73,000 tons in the 2012 period. The average per ton selling price of tubular products decreased from approximately $828 per ton in the 2011 period to $759 per ton in the 2012 period. The tubular product segment recorded a decrease in operational income of approximately $2,015,000 during the 2012 period. This decrease was related primarily to the decrease in sales, which management believes is related to softer demand for tubular products associated with energy production. Tubular product segment operating profits as a percentage of segment sales were approximately 15.3% and 15.4% in the 2012 and 2011 periods, respectively.

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

Income taxes in the 2012 period decreased $588,153 from the amount recorded in the 2011 period. This decrease was related primarily to the decrease in earnings before taxes in the 2012 period. Effective tax rates were 32.9% and 33.4% in the 2012 and 2011 periods, respectively.

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

During the three months ended December 31, 2012, sales, costs of goods sold and gross profit decreased $5,267,338, $4,218,735 and $1,048,603, respectively, from the comparable amounts recorded during the three months ended December 31, 2011. The decrease in sales was related to both a decline in tons sold and a decrease in the average per ton selling price. Tons sold decreased from approximately 48,000 tons in the 2011 period to approximately 43,000 tons in the 2012 period. The average per ton selling price decreased from approximately $778 per ton in the 2011 period to $737 per ton in the 2012 period. The decrease in costs of goods sold was related to the decrease in tons sold and to a decrease in the average per ton cost, which decreased from approximately $695 per ton in the 2011 quarter to $670 per ton in the 2012 quarter. The decrease in gross profit was related primarily to the decline in sales. Gross profit as a percentage of sales declined from approximately 10.6% in the 2011 quarter to approximately 9.1% in the 2012 quarter.

Coil product segment sales decreased approximately $3,215,000 during the 2012 quarter. This decrease resulted from both a decline in tons sold and a decrease in the average per ton selling price. Coil tons shipped decreased from approximately 24,500 tons in the 2011 quarter to approximately 22,000 tons in the 2012 quarter. The average selling price decreased from approximately $768 per ton in the 2011 quarter to $712 per ton in the 2012 quarter. Coil segment operations recorded an operating profit of approximately $104,000 and $446,000 in the 2012 and 2011 quarters, respectively. Management believes that the operations of this segment have been adversely impacted in both the 2012 and 2011 quarters by soft demand related primarily to a weak U.S. economy and that market conditions will remain soft until the U.S. economy experiences sustained, significant improvement.

The Company is primarily dependent on NSC for its supply of coil inventory. In the 2012 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales decreased approximately $2,052,000 during the 2012 quarter. This decrease resulted from both a decline in tons sold and a decrease in the average per ton selling price. Tubular tons shipped decreased from approximately 23,000 tons in the 2011 quarter to approximately 21,000 tons in the 2012 quarter. The average per ton selling price of tubular products decreased from approximately $787 per ton in the 2011 quarter to $763 per ton in the 2012 quarter. The tubular product segment recorded a decrease in operational income of approximately $654,000 during the 2012 period. This decrease was related primarily to the decrease in sales, which management believes is related to softer demand for tubular products associated with energy production. Tubular product segment operating profit as a percentage of segment sales were approximately 12.5% and 14.7% in the 2012 and 2011 periods, respectively.

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

Income taxes in the 2012 quarter decreased $338,090 from the amount recorded in the 2011 quarter. This decrease was related primarily to the decrease in earnings before taxes in the 2012 quarter. The effective tax rates were approximately 33.0% and 33.4% in the 2012 and 2011 quarters, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company remained in a strong, liquid position at December 31, 2012. The current ratios were 9.2 and 4.7 at December 31, 2012 and March 31, 2012, respectively. Working capital was $50,857,139 at December 31, 2012 and $51,154,503 at March 31, 2012.

At December 31, 2012, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash was primarily generated from reductions in accounts receivable and inventories. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

In the nine months ended December 31, 2012 and 2011, the Company’s investing activities consisted primarily of purchasing property, plant and equipment. The Company’s financing activities consisted of cash dividends paid of $6,051,505 and $2,515,794 in the nine months ended December 31, 2012 and 2011, respectively. In the quarter ended December 31, 2012, the Company declared and paid a special cash dividend of $0.50 per common share.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy that requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventory requires estimates of the year-end quantities, which is inherently difficult. Historically, these estimates have been materially correct. Changes in the valuation of LIFO inventories at December 31, 2012 were not significant. During the period ended December 31, 2011, LIFO inventories were reduced but were replaced by March 31, 2012. A deferred credit of $363,623 was recorded at December 31, 2011 to reflect replacement cost in excess of LIFO cost.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended December 31, 2012. Based on this evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended December 31, 2012 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended December 31, 2012

Part II — OTHER INFORMATION

Item 6. Exhibits

Exhibits

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Schema Document

101.CAL	—	XBRL Calculation Linkbase Document

101.DEF	—	XBRL Definition Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED
Date: February 12, 2013
	By	/s/ BEN HARPER
Ben Harper, Senior Vice President—Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 31.2	— Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

Exhibit 32.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 32.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Ben Harper

101.INS	— XBRL Instance Document

101.SCH	— XBRL Taxonomy Schema Document

101.CAL	— XBRL Calculation Linkbase Document

101.DEF	— XBRL Definition Linkbase Document

101.LAB	— XBRL Label Linkbase Document

101.PRE	— XBRL Presentation Linkbase Document