Form 10-K
period 2013-03-31
FRIEDMAN INDUSTRIES INC
filed 2013-06-13
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

Texas	74-1504405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19747 Hwy 59 N Suite 200, Humble, TX	77338
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 672-9433

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value	NYSE MKT

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

Yes                   No     X

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 2012 (computed by reference to the closing price on such date) was approximately $68,181,000.

The number of shares of the registrant’s Common Stock outstanding at June 12, 2013 was 6,799,444 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 2013 — Part II.

Proxy Statement for the 2013 Annual Meeting of Shareholders of Friedman Industries, Incorporated — Part III.

PART I

Item 1. Business

Friedman Industries, Incorporated (the “Company”), a Texas corporation incorporated in 1965, is engaged in steel processing, pipe manufacturing and processing and steel and pipe distribution.

The Company has two product groups: coil and tubular products. Significant financial information relating to the Company’s product groups for the last two years is contained in Note 7 of the Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2013, which financial statements are incorporated herein by reference in Item 8 hereof.

Coil Products

The Company purchases prime hot-rolled steel coils, processes the coils into flat, finished sheet and plate and sells these products on a wholesale, rapid-delivery basis in competition with steel mills, importers and steel service centers.

The Company owns and operates two coil processing facilities located in Hickman, Arkansas (“Hickman”) and Decatur, Alabama (“Decatur”). Each facility operates a cut-to-length line and a steel temper mill. The cut-to-length lines are designed to level the steel and cut the material to prescribed lengths. The steel temper mills are designed to improve the flatness of the steel and its surface qualities. The Company’s processing machinery is heavy, mill-type equipment capable of processing coils weighing up to 25 tons. Coils are processed to the specifications required for a particular order. Shipments are made via unaffiliated truckers or by rail and can generally be made within 48 hours of the receipt of a customer’s order.

The Hickman and Decatur facilities are functionally equivalent with respect to machinery, equipment, capacities and products produced. The Company makes shipments of coil products based on which facility offers the desired product or, if the product is available at both facilities, based on other factors, such as customer location, freight conditions and the ability of the facility to fulfill the order on a timely basis.

The Company also purchases and markets non-standard hot-rolled steel coils through its XSCP Division (“XSCP”). In recent years, XSCP has increasingly marketed non-standard coils on a cut-to-length basis. XSCP operates from the Company’s coil processing facilities located in Hickman, Arkansas and Decatur, Alabama and shares certain expenses and employees with Hickman and Decatur. In addition, Hickman and Decatur provide warehousing, processing and distribution services to XSCP.

The Company primarily purchases hot-rolled steel coils from steel mills operated by Nucor Steel Company (“NSC”) located near the Hickman and Decatur processing facilities. Loss of NSC as a source of coil supply could have a material adverse effect on the Company’s business.

The Company also processes customer-owned coils on a fee basis. Revenues generated from processing customer-owned coils are not material to the Company’s results of operations and financial condition, as a whole.

Tubular Products

Through its Texas Tubular Products Division (“TTP”) in Lone Star, Texas, the Company manufactures, purchases, processes and markets tubular products (“pipe”).

TTP operates two pipe mills. Both pipe mill #1 and pipe mill #2 are American Petroleum Institute-licensed to manufacture line and oil country pipe and also manufacture pipe for structural and piling purposes that meet other recognized industry standards. TTP also employs various pipe processing equipment, including beveling machines, pipe handling equipment and other related machinery.

In recent years, the Company has purchased steel coils from U.S. Steel Tubular Products, Inc. (“USS”), an affiliate of United States Steel Corporation, converted these coils into line and oil country pipe, and sold this pipe to USS pursuant to orders received from USS. The Company has also purchased pipe from USS and marketed it to other customers for structural and other miscellaneous applications. In addition, the Company manufactures pipe and markets it to other customers for structural and other miscellaneous applications.

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

Marketing

The following table sets forth the approximate percentage of total sales contributed by each group of products and services during each of the Company’s last two fiscal years:

Product and Service Groups	2013	2012
Coil Products	49%	43%
Tubular Products	51%	57%

Coil Products.  The Company sells coil products and processing services to approximately 150 customers located primarily in the midwestern, southwestern and southeastern sections of the United States. The Company’s principal customers for these products and services are steel distributors and customers fabricating steel products such as storage tanks, steel buildings, farm machinery and equipment, construction equipment, transportation equipment, conveyors and other similar products. During each of the fiscal years ended March 31, 2013 and 2012, seven and thirteen customers of coil products, respectively, accounted for approximately 25% of the Company’s total sales. In fiscal 2013, sales of coil products to Trinity Industries, Inc. accounted for approximately 11% of the Company’s total sales. No coil product customer accounted for as much as 10% of the Company’s total sales during fiscal 2012.

The Company sells substantially all of its coil products through its own sales force. At March 31, 2013, the sales force was comprised of a vice president and three professional sales personnel under the direction of the Senior Vice President — Sales and Marketing. Sales personnel are paid on a salary and commission basis.

The Company regularly contracts on a quarterly basis with many of its larger customers to supply minimum quantities of steel.

Tubular Products.  The Company sells its tubular products nationally to approximately 170 customers. The Company’s principal customers for these products are steel and pipe distributors, piling contractors and, historically, USS. Sales of pipe to USS accounted for approximately 14% and 24% of the Company’s total sales in fiscal 2013 and 2012, respectively. The Company can make no assurances as to the amount of future sales to USS.

The Company sells its tubular products through its own sales force comprised of a sales manager and three professional sales personnel under the direction of the Senior Vice President — Sales and Marketing. Sales personnel are paid on a salary and commission basis.

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

Employees

At March 31, 2013, the Company had approximately 100 full-time employees.

Executive Officers of the Company

The following table sets forth as of March 31, 2013, the name, age, officer positions and arrangements with other persons regarding his selection as an officer, if any, of each executive officer of the Company and the period during which each officer has served in such capacity:

Name	Age	Position, Offices with the Company and Other Arrangements, if any
William E. Crow	65	Chief Executive Officer since 2006 and President since 1995; formerly Chief Operating Officer since 1995, Vice President since 1981 and President of Texas Tubular Products Division since August 1990
Benny Harper	67	Senior Vice President — Finance since 1995 (formerly Vice President since 1990), Treasurer since 1980 and Secretary since May 1992
Thomas Thompson	62	Senior Vice President — Sales and Marketing since 1995; formerly Vice President — Sales since 1990

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

Not required.

Item 2.  Properties

The principal real properties of the Company are described in the following table:

Location	Approximate Size	Ownership
Lone Star, Texas
Plant — Texas Tubular Products	118,260 sq. feet	Owned(1)
Offices — Texas Tubular Products	9,200 sq. feet	Owned(1)
Land — Texas Tubular Products	81.70 acres	Owned(1)
Longview, Texas
Offices	2,600 sq. feet	Leased(2)
Humble, TX
Offices	2,500 sq. feet	Leased(3)
Hickman, Arkansas
Plant and Warehouse — Coil Products	42,600 sq. feet	Owned(1)
Offices — Coil Products	2,500 sq. feet	Owned(1)
Land — Coil Products	26.19 acres	Owned(1)
Decatur, Alabama
Plant and Warehouse — Coil Products	48,000 sq. feet	Owned(1)
Offices — Coil Products	2,000 sq. feet	Owned(1)
Land — Coil Products	47.3 acres	Owned(1)

(1)	All of the Company’s owned real properties, plants and offices are held in fee and are not subject to any mortgage or deed of trust.

(2)	The office lease is with a non-affiliated party, expires April 30, 2013, and provides for an annual rental payment by the Company of $30,084. On March 27, 2013, the Company renewed this office lease at an annual rental of $32,736 with a commencement date of May 1, 2013 and an expiration date of April 30, 2018.

(3)	The office lease is with a non-affiliated party, expires on December 31, 2016, and provides for an annual rental payment by the Company of $37,826.

Item 3.  Legal Proceedings

The Company is not a party to, nor is its property the subject of, any material pending legal proceedings.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded principally on the NYSE MKT (Symbol: FRD).

Reference is hereby made to the sections of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2013, entitled “Description of Business — Range of High and Low Sales Prices of Common Stock” and “Description of Business — Cash Dividends Declared Per Share of Common Stock”, which sections are hereby incorporated herein by reference.

The approximate number of shareholders of record of Common Stock of the Company as of May 17, 2013 was 300.

Item 6.  Selected Financial Data

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2013, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and notes thereto of the Company included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2013, are hereby incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2013 and 2012

Consolidated Statements of Earnings — Years ended March 31, 2013 and 2012

Consolidated Statements of Stockholders’ Equity — Years ended March 31, 2013 and 2012

Consolidated Statements of Cash Flows — Years ended March 31, 2013 and 2012

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Information with respect to supplementary financial information relating to the Company appears in Note 8 — Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements incorporated herein by reference above in this Item 8 from the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2013.

The following supplementary schedule for the Company for the year ended March 31, 2013, is included elsewhere in this report:

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

Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting appears on page 14 of the Company’s Annual Report to Shareholders for the year ended March 31, 2013, which is incorporated herein by reference. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Except as otherwise set forth below, information with respect to Item 10 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2013 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2013 fiscal year.

Information with respect to Item 10 regarding executive officers is hereby incorporated by reference from the information set forth under the caption “Executive Officers of the Company” in Item 1 of this annual report.

The Company has adopted the Friedman Industries, Incorporated Code of Conduct and Ethics (the “Code”), which applies to the Company’s employees, directors and officers, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code is filed as an exhibit hereto.

Item 11.  Executive Compensation

Information with respect to Item 11 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2013 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2013 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The Company had no equity compensation plans as of March 31, 2013.

Security Ownership Information

The additional information with respect to Item 12 regarding the security ownership of certain beneficial owners and management, and related matters, is hereby incorporated herein by reference from the Company’s proxy statement in respect to the 2013 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2013 fiscal year.

Item 13.  Certain Relationships and Related Transactions

Information with respect to Item 13 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2013 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2013 fiscal year.

Item 14.  Principal Accountant Fees and Services

Information with respect to Item 14 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2013 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2013 fiscal year.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents included in this report

1.  Financial Statements

The following financial statements and notes thereto of the Company are included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2013, which is incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2013 and 2012

Consolidated Statements of Earnings — Years ended March 31, 2013 and 2012

Consolidated Statements of Stockholders’ Equity — Years end March 31, 2013 and 2012

Consolidated Statements of Cash Flows — Years ended March 31, 2013 and 2012

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

3.  Exhibits

Exhibit No.		Description

3.1	—	Articles of Incorporation of the Company, as amended (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1982).

3.2	—	Articles of Amendment to the Articles of Incorporation of the Company, as filed with the Texas Secretary of State on September 22, 1987 (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1988).

3.3	—	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 9, 2006).

**13.1	—	The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2013.

**14.1	—	Friedman Industries, Incorporated Code of Conduct and Ethics.

**21.1	—	List of Subsidiaries.

**31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.

**31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.

**32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.

**32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Schema Document.

*101.CAL	—	XBRL Calculation Linkbase Document.

Exhibit No.		Description

*101.DEF	—	XBRL Definition Linkbase Document.

*101.LAB	—	XBRL Label Linkbase Document.

*101.PRE	—	XBRL Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
**	Filed herewith.

Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Ben Harper, Senior Vice President — Finance, Friedman Industries, Incorporated, P.O. Box 62388, Houston, Texas 77205.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of June, 2013.

FRIEDMAN INDUSTRIES, INCORPORATED

By:	/s/ William E. Crow
William E. Crow
Chief Executive Officer and
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Friedman Industries, Incorporated in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM E. CROW William E. Crow	Chief Executive Officer and President and Director (Principal Executive Officer)	June 13, 2013

/S/ BENNY B. HARPER Benny B. Harper	Senior Vice President — Finance Secretary/Treasurer (Principal Financial and Accounting Officer) Officer)	June 13, 2013

/S/ DURGA D. AGRAWAL Durga D. Agrawal	Director	June 13, 2013

/S/ CHARLES W. HALL Charles W. Hall	Director	June 13, 2013

/S/ ALAN M. RAUCH Alan M. Rauch	Director	June 13, 2013

/S/ MAX REICHENTHAL Max Reichenthal	Director	June 13, 2013

/S/ JOEL SPIRA Joel Spira	Director	June 13, 2013

/S/ JOE L. WILLIAMS Joe L. Williams	Director	June 13, 2013

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FRIEDMAN INDUSTRIES, INCORPORATED

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions		Deductions— Describe(B)	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts— Describe(A)
Year ended March 31, 2013 Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$37,276	$—	$736,502	$736,502	$37,276

Year ended March 31, 2012 Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$37,276	$27,120	$823,771	$850,891	$37,276

(A)	Cash discounts allowed on sales and charged against revenue.

(B)	Accounts receivable written off and cash discounts allowed on sales.

S-1

EXHIBIT INDEX

Exhibit No.		Description

3.1	—	Articles of Incorporation of the Company, as amended (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1982).

3.2	—	Articles of Amendment to the Articles of Incorporation of the Company, as filed with the Texas Secretary of State on September 22, 1987 (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1988).

3.3	—	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 9, 2006).

**13.1	—	The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2013.

**14.1	—	Friedman Industries, Incorporated Code of Conduct and Ethics.

**21.1	—	List of Subsidiaries.

**31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.

**31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.

**32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.

**32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Schema Document.

*101.CAL	—	XBRL Calculation Linkbase Document.

*101.DEF	—	XBRL Definition Linkbase Document.

*101.LAB	—	XBRL Label Linkbase Document.

*101.PRE	—	XBRL Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
**	Filed herewith.

Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Ben Harper, Senior Vice President — Finance, Friedman Industries, Incorporated, P.O. Box 62388, Houston, Texas 77205.