Form 10-Q
period 2013-06-30
FRIEDMAN INDUSTRIES INC
filed 2013-08-13
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):    Yes  ☐    No  ☒

At June 30, 2013, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures About Market Risk	9
Item 4. Controls and Procedures	9
Part II — OTHER INFORMATION	9
Item 6. Exhibits	9
SIGNATURES	10
EXHIBIT INDEX	11
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	JUNE 30, 2013	MARCH 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$17,596,293	$15,923,294
Accounts receivable, net of allowances for bad debts and cash discounts of $32,276 and $37,276 at June 30 and March 31, 2013	8,458,192	9,037,548
Inventories	32,021,184	39,219,168
Other	11,236	103,547

TOTAL CURRENT ASSETS	58,086,905	64,283,557
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Buildings and yard improvements	7,014,180	7,014,180
Machinery and equipment	30,308,179	30,293,590
Less accumulated depreciation	(27,568,429)	(27,111,529)

	10,836,261	11,278,572
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	1,028,500	1,013,000

TOTAL ASSETS	$69,951,666	$76,575,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,330,037	$11,181,804
Deferred credit for LIFO inventory replacement	54,625	—
Dividends payable	543,956	543,956
Contribution to profit sharing plan	105,000	52,500
Employee compensation and related expenses	471,093	533,822

TOTAL CURRENT LIABILITIES	5,504,711	12,312,082
DEFERRED INCOME TAXES	259,434	362,279
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	965,502	943,149
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at June 30 and March 31, 2013	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at June 30 and March 31, 2013)	(5,475,964)	(5,475,964)
Retained earnings	31,719,149	31,454,749

TOTAL STOCKHOLDERS’ EQUITY	63,222,019	62,957,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,951,666	$76,575,129

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2013	2012
Net Sales	$29,582,144	$39,434,770
Costs and expenses
Costs of goods sold	27,138,300	34,787,012
General, selling and administrative costs	1,304,900	1,559,836

	28,443,200	36,346,848
Interest and other income	(15,506)	(12,208)

Earnings before income taxes	1,154,450	3,100,130
Income tax provision (benefit):
Current	448,936	1,035,928
Deferred	(102,845)	(27,652)

	346,091	1,008,276

Net earnings	$808,359	$2,091,854

Average number of common shares outstanding:
Basic	6,799,444	6,799,444
Diluted	6,799,444	6,799,444
Net earnings per share:
Basic	$0.12	$0.31
Diluted	$0.12	$0.31
Cash dividends declared per common share	$0.08	$0.13

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2013	2012
OPERATING ACTIVITIES
Net earnings	$808,359	$2,091,854
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation	456,898	450,297
Provision for deferred taxes	(102,845)	(27,652)
Change in postretirement benefits	22,353	22,354
Decrease (increase) in operating assets:
Accounts receivable	579,356	4,645,039
Inventories	7,197,984	1,913,505
Other current assets	92,311	79,393
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(6,851,767)	(7,157,273)
Contribution to profit sharing plan	52,500	52,500
Employee compensation and related expenses	(62,729)	10,588
Income taxes payable	—	842,471
Deferred credit for LIFO inventory replacement	54,625	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,247,045	2,923,076
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(14,590)	(90,573)
Proceeds from sales of assets	—	42,375
Increase in cash surrender value of officers’ life insurance	(15,500)	(15,500)

NET CASH USED IN INVESTING ACTIVITIES	(30,090)	(63,698)
FINANCING ACTIVITIES
Cash dividends paid	(543,956)	(883,928)

NET CASH USED IN FINANCING ACTIVITIES	(543,956)	(883,928)

INCREASE IN CASH	1,672,999	1,975,450
Cash at beginning of period	15,923,294	11,881,548

CASH AT END OF PERIOD	$17,596,293	$13,856,998

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes of Friedman Industries, Incorporated (the “Company”) included in its annual report on Form 10-K for the year ended March 31, 2013.

NOTE B — INVENTORIES

Inventories consist of prime coil, non-standard coil and tubular materials. Prime coil inventory consists primarily of raw materials, non-standard coil inventory consists primarily of raw materials, and tubular inventory consists of both raw materials and finished goods. Inventories are valued at the lower of cost or replacement market. Cost for prime coil inventory is determined using the last-in, first-out (“LIFO”) method. Cost for non-standard coil inventory is determined using the specific identification method. Cost for tubular inventory is determined using the weighted average method.

During the quarters ended June 30, 2013 and 2012, LIFO inventories were liquidated. At June 30, 2013, a deferred credit of $54,625 was recorded to reflect the difference in replacement cost and LIFO cost. LIFO inventories at June 30, 2012 were replaced by March 31, 2013. A deferred debit of $95,309 was recorded at June 30, 2012 to reflect the difference between replacement cost and LIFO cost.

A summary of inventory values by product group follows:

	June 30, 2013	March 31, 2013
Prime Coil Inventory	$4,467,168	$10,981,835
Non-Standard Coil Inventory	2,899,604	3,741,718
Tubular Raw Material	872,657	3,308,419
Tubular Finished Goods	23,781,755	21,187,196

	$32,021,184	$39,219,168

NOTE C — SEGMENT INFORMATION (in thousands)

	THREE MONTHS ENDED JUNE 30,
	2013	2012
Net sales
Coil	$17,163	$16,830
Tubular	12,419	22,605

Total net sales	$29,582	$39,435

Operating profit
Coil	$178	$354
Tubular	1,650	3,686

Total operating profit	1,828	4,040
Corporate expenses	689	952
Interest & other income	(15)	(12)

Earnings before income taxes	$1,154	$3,100

	June 30, 2013	March 31, 2013
Segment assets
Coil	$20,244	$29,780
Tubular	31,051	29,834

	51,295	59,614
Corporate assets	18,657	16,961

	$69,952	$76,575

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

NOTE D — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $106,000 and $214,000 in the quarters ended June 30, 2013 and 2012, respectively. No interest was paid in the quarters ended June 30, 2013 and 2012, respectively. Noncash financing activities consisted of accrued dividends of $543,956 and $883,928 in the quarters ended June 30, 2013 and 2012, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

During the three months ended June 30, 2013, sales, costs of goods sold and gross profit decreased $9,852,626, $7,648,712 and $2,203,914, respectively, from the comparable amounts recorded during the three months ended June 30, 2012. The decrease in sales resulted from both a decline in tons sold and a decrease in the average selling price. Tons sold declined from approximately 50,000 tons in the 2012 quarter to approximately 42,000 tons in the 2013 quarter. The average per ton selling price decreased from approximately $789 per ton in the 2012 quarter to $705 per ton in the 2013 quarter. The decrease in gross profit was related primarily to the decline in sales. Gross profit as a percentage of sales decreased from approximately 11.8% in the 2012 quarter to approximately 8.3% in the 2013 quarter. The Company experienced softer market conditions for its products in the 2013 quarter. Management believes that market conditions will remain soft until the U.S. economy experiences sustained, significant improvement.

Coil product segment sales increased approximately $333,000 during the 2013 quarter. This increase was related primarily to an increase in tons sold, which increased from approximately 22,000 in the 2012 quarter to 25,000 in the 2013 quarter. The average per ton selling price of coil products decreased from approximately $772 per ton in the 2012 quarter to $688 per ton in the 2013 quarter. Coil segment operations reflected operating profits of approximately $178,000 and $354,000 in the 2013 and 2012 quarters, respectively. Management believes that the operations of this segment have been adversely impacted in both the 2013 and 2012 quarters by soft demand related primarily to a weak U.S. economy and that market conditions will remain soft until the U.S. economy experiences sustained, significant improvement.

The Company is primarily dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. In the 2013 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales decreased approximately $10,186,000 during the 2013 quarter. This decrease resulted from both a decrease in the average per ton selling price and a decline in tons sold. The average per ton selling price of tubular products decreased from approximately $802 per ton in the 2012 quarter to approximately $730 per ton in the 2013 quarter. Tons sold declined from approximately 28,000 tons in the 2012 quarter to approximately 17,000 tons in the 2013 quarter. Tubular product segment operating profits for the 2013 quarter decreased approximately $2,036,000 from operating profits for the 2012 quarter. Operating profits as a percentage of segment sales were approximately 13.3% and 16.3% in the 2013 and 2012 quarters, respectively. Segment sales and operating profits were adversely impacted by soft demand for tubular products during the 2013 quarter. Management believes these soft market conditions were related to oversupply, foreign competition and, more significantly, a weak U.S. economy .

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

During the 2013 quarter, general, selling and administrative costs decreased $254,936 from the amount recorded during the 2012 quarter. This decrease was related primarily to a decrease in bonuses and commissions associated with the decreased earnings and product sales volumes.

Income taxes in the 2013 quarter decreased $662,185 from the amount recorded in the 2012 quarter. This decrease was related primarily to the decrease in earnings before taxes in the 2013 quarter. The effective tax rate was 30.0% and 32.5% in the 2013 and 2012 quarters, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company remained in a strong, liquid position at June 30, 2013. The current ratios were 10.6 at June 30, 2013 and 5.2 at March 31, 2013. Working capital was $52,582,194 at June 30, 2013, and $51,971,475 at March 31, 2013.

During the quarter ended June 30, 2013, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash increased primarily as a result of the reduction of accounts receivable and inventories offset by a decrease in accounts payable. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy that requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventory requires estimates of the year end quantities, which is inherently difficult. Historically, these estimates have been materially correct. In the quarter ended June 30, 2013, LIFO inventories were reduced and are expected to be replaced by March 31, 2014. In the quarter ended June 30, 2012, LIFO inventories were reduced and were replaced by March 31, 2013. A deferred credit of $54,625 and a deferred debit of $95,309 were recorded at June 30, 2013 and June 30, 2012, respectively, to reflect the difference between replacement costs and LIFO costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2013. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2013 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended June 30, 2013

Part II — OTHER INFORMATION

Item 6. Exhibits

Exhibits

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

Date: August 13, 2013	By	/s/ BEN HARPER
Ben Harper, Senior Vice President — Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ben Harper

Exhibit 32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Ben Harper

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.