Form 10-Q
period 2013-09-30
FRIEDMAN INDUSTRIES INC
filed 2013-11-13
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

At September 30, 2013, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3. Quantitative and Qualitative Disclosures About Market Risk	8
Item 4. Controls and Procedures	8
Part II — OTHER INFORMATION	9
Item 6. Exhibits	9
SIGNATURES	10
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30, 2013	March 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$13,980,750	$15,923,294
Accounts receivable, net of allowances for bad debts and cash discounts of $32,276 and $37,276 at September 30 and March 31, 2013, respectively	7,528,462	9,037,548
Inventories	39,497,612	39,219,168
Other	357,858	103,547

TOTAL CURRENT ASSETS	61,364,682	64,283,557
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Buildings and yard improvements	7,014,180	7,014,180
Machinery and equipment	30,446,609	30,293,590
Less accumulated depreciation	(28,025,329)	(27,111,529)

	10,517,791	11,278,572
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	1,044,000	1,013,000

TOTAL ASSETS	$72,926,473	$76,575,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,880,535	$11,181,804
Deferred credit for LIFO inventory replacement	32,213	—
Dividends payable	543,956	543,956
Contribution to profit sharing plan	157,500	52,500
Employee compensation and related expenses	392,153	533,822

TOTAL CURRENT LIABILITIES	9,006,357	12,312,082
DEFERRED INCOME TAXES	236,288	362,279
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	978,103	943,149
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at September 30 and March 31, 2013	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at September 30 and March 31, 2013)	(5,475,964)	(5,475,964)
Retained earnings	31,202,855	31,454,749

TOTAL STOCKHOLDERS’ EQUITY	62,705,725	62,957,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,926,473	$76,575,129

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Net sales	$26,310,369	$33,334,070	$55,892,512	$72,768,840
Costs and expenses
Costs of goods sold	25,232,456	29,557,272	52,370,754	64,344,285
General, selling and administrative costs	1,045,656	1,322,549	2,350,559	2,882,384

	26,278,112	30,879,821	54,721,313	67,226,669
Interest and other income	(15,500)	(15,527)	(31,007)	(27,734)

Earnings before income taxes	47,757	2,469,776	1,202,206	5,569,905
Provision for (benefit from) income taxes:
Current	43,243	846,377	492,179	1,882,305
Deferred	(23,145)	(20,930)	(125,991)	(48,583)

	20,098	825,447	366,188	1,833,722

Net earnings	$27,659	$1,644,329	$836,018	$3,736,183

Weighted average number of common shares outstanding:
Basic	6,799,444	6,799,444	6,799,444	6,799,444
Diluted	6,799,444	6,799,444	6,799,444	6,799,444
Net earnings per share:
Basic	$0.00	$0.24	$0.12	$0.55
Diluted	$0.00	$0.24	$0.12	$0.55
Cash dividends declared per common share	$0.08	$0.13	$0.16	$0.26

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net earnings	$836,018	$3,736,183
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	913,800	900,598
Provision for deferred taxes	(125,991)	(48,583)
Provision for postretirement benefits	34,954	44,706
Decrease (increase) in operating assets:
Accounts receivable, net	1,509,086	7,982,837
Inventories	(278,444)	2,540,748
Other	(254,311)	(209,892)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(3,301,269)	(4,224,595)
Contribution to profit-sharing plan	105,000	105,000
Employee compensation and related expenses	(141,669)	(34,853)
Income taxes payable	—	(98,464)
Deferred credit for LIFO inventory replacement	32,213	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(670,613)	10,693,685
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(153,019)	(135,196)
Proceeds from sales of assets	—	42,375
Increase in cash surrender value of officers’ life insurance	(31,000)	(31,000)

NET CASH USED IN INVESTING ACTIVITIES	(184,019)	(123,821)
FINANCING ACTIVITIES
Cash dividends paid	(1,087,912)	(1,767,855)

NET CASH USED IN FINANCING ACTIVITIES	(1,087,912)	(1,767,855)

INCREASE (DECREASE) IN CASH	(1,942,544)	8,802,009
Cash at beginning of period	15,923,294	11,881,548

CASH AT END OF PERIOD	$13,980,750	$20,683,557

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

NOTE B — INVENTORIES

Inventories consist of prime coil, non-standard coil and tubular materials. Prime coil inventory consists primarily of raw materials, non-standard coil inventory consists primarily of raw materials and tubular inventory consists of both raw materials and finished goods. Inventories are valued at the lower of cost or replacement market. Cost for prime coil inventory is determined using the last-in, first-out (“LIFO”) method. Cost for non-standard coil inventory is determined using the specific identification method. Cost for tubular inventory is determined using the weighted average method.

During the six-month period ended September 30, 2013, LIFO inventories were reduced. LIFO inventories are expected to be replaced by March 31, 2014. A deferred credit of $32,213 was recorded at September 30, 2013 to reflect the difference in replacement cost and LIFO cost.

A summary of inventory values by product group follows:

	September 30, 2013	March 31, 2013
Prime Coil Inventory	$9,733,435	$10,981,835
Non-Standard Coil Inventory	2,594,457	3,741,718
Tubular Raw Material	4,018,007	3,308,419
Tubular Finished Goods	23,151,713	21,187,196

	$39,497,612	$39,219,168

NOTE C — SEGMENT INFORMATION (in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net sales
Coil	$14,678	$16,722	$31,841	$33,552
Tubular	11,632	16,612	24,052	39,217

Total net sales	$26,310	$33,334	$55,893	$72,769

Operating profit (loss)
Coil	$(700)	$274	$(522)	$628
Tubular	1,107	2,736	2,757	6,422

Total operating profit	407	3,010	2,235	7,050
Corporate expenses	375	556	1,064	1,508
Interest & other income	(16)	(16)	(31)	(28)

Total earnings before taxes	$48	$2,470	$1,202	$5,570

	September 30, 2013	March 31, 2013
Segment assets
Coil	$25,363	$29,780
Tubular	32,508	29,834

	57,871	59,614
Corporate assets	15,055	16,961

	$72,926	$76,575

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

NOTE D — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $551,000 and $2,286,000 in the six months ended September 30, 2013 and 2012, respectively. The Company paid no interest in the six months ended September 30, 2013 or 2012. Non-cash financing activities consisted of accrued dividends of $543,956 and $883,928 in the six month periods ended September 30, 2013 and 2012, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012

During the six months ended September 30, 2013, sales, costs of goods sold and gross profit decreased $16,876,328, $11,973,531 and $4,902,797, respectively, from the comparable amounts recorded during the six months ended September 30, 2012. The decrease in sales was related to both a decrease in the average per ton selling price and a decline in tons sold. The average per ton selling price decreased from approximately $756 per ton in the 2012 period to $696 per ton in the 2013 period. Tons sold declined from approximately 96,000 tons in the 2012 period to approximately 80,000 tons in the 2013 period. The decrease in costs of goods sold was related to the decrease in tons sold and a decline in the average per ton cost, which decreased from approximately $668 per ton in the 2012 period to $652 per ton in the 2013 period. The decrease in gross profit was related primarily to the decline in sales. Overall, gross profit as a percentage of sales decreased from approximately 11.6% in the 2012 period to approximately 6.3% in the 2013 period. In the 2013 period, the Company experienced softer market conditions and lower demand for its products, resulting in reduced margins.

Coil product segment sales decreased approximately $1,711,000 during the 2013 period. This decrease resulted primarily from a decrease in the average per ton selling price. The average per ton selling price decreased from approximately $753 per ton in the 2012 period to $691 per ton in the 2013 period. Coil tons shipped increased from approximately 45,000 tons in the 2012 period to approximately 46,000 tons in the 2013 period. The coil product segment recorded an operational loss of approximately $522,000 in the 2013 period. In the 2012 period, the coil product segment recorded operational income of approximately $628,000. Management believes that the operations of this segment have been adversely impacted in both the 2013 and 2012 periods by soft demand related primarily to a weak U.S. economy and that market conditions will remain soft until the U.S. economy experiences sustained, significant improvement.

The Company is primarily dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. In the 2013 period, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales decreased approximately $15,165,000 during the 2013 period. This decrease resulted from both a decline in tons sold and a decrease in the average per ton selling price. Tons sold declined from approximately 52,000 tons in the 2012 period to approximately 34,000 tons in the 2013 period. The average per ton selling price of tubular products decreased from approximately $758 per ton in the 2012 period to $703 per ton in the 2013 period. The tubular product segment recorded a decrease in operational income of approximately $3,665,000 during the 2013 period. Tubular product segment operating profits as a percentage of segment sales were approximately 11.5% and 16.4% in the 2013 and 2012 periods, respectively. In the 2013 period, the tubular product segment experienced a reduction in tons sold which had the effect of increasing the per ton cost of production and decreasing margins earned. Management believes the decrease in sales was related to soft market conditions created by oversupply, foreign competition and, more significantly, a weak U.S. economy.

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

During the 2013 period, general, selling and administrative costs decreased $531,825 from the amount recorded during the 2012 period. This decrease was related primarily to decreases in bonuses and commissions associated with decreased earnings and sales volume.

Income taxes in the 2013 period decreased $1,467,534 from the amount recorded in the 2012 period. This decrease was related primarily to the decrease in earnings before taxes in the 2013 period. Effective tax rates were 30.5% and 32.9% in the periods ended 2013 and 2012, respectively.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

During the three months ended September 30, 2013, sales, costs of goods sold and gross profit decreased $7,023,701, $4,324,816 and $2,698,885, respectively, from the comparable amounts recorded during the three months ended September 30, 2012. The decrease in sales was related to both a decline in tons sold and a decrease in the average per ton selling price. Tons sold declined from approximately 46,000 tons in the 2012 quarter to approximately 38,000 tons in the 2013 quarter. The average per ton selling price decreased from approximately $720 per ton in the 2012 quarter to $686 per ton in the 2013 quarter. The decrease in costs of goods sold was related primarily to the decrease in tons sold. The average per ton cost increased from approximately $638 per ton in the 2012 quarter to $658 per ton in the 2013 quarter. The decline in gross profit was related primarily to the sales decrease and reduced margins. Gross profit as a percentage of sales declined from approximately 11.3% in the 2012 quarter to approximately 4.1% in the 2013 quarter. In the 2013 quarter, the Company experienced increased material cost but was unable to pass the increased cost to its customers due to soft market conditions.

Coil product segment sales decreased approximately $2,044,000 during the 2013 quarter. This decrease was related to both a decrease in the average per ton selling price and a decline in tons sold. The average selling price per ton decreased from approximately $735 per ton in the 2012 quarter to $694 per ton in the 2013 quarter. Coil tons shipped decreased from approximately 23,000 tons in the 2012 quarter to 21,000 tons in the 2013 quarter. Coil segment operations reflected an operational loss of approximately $700,000 in the 2013 quarter. In the 2012 quarter, coil segment operations generated an operational income of approximately $274,000. Management believes that the operations of this segment have been adversely impacted in both the 2013 and 2012 quarters by soft demand related primarily to a weak U.S. economy and that market conditions will remain soft until the U.S. economy experiences sustained, significant improvement.

The Company is primarily dependent on NSC for its supply of coil inventory. In the 2013 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales decreased approximately $4,980,000 during the 2013 quarter. This decrease resulted from both a decline in tons sold and a decrease in the average per ton selling price. Tons sold decreased from approximately 24,000 tons in the 2012 quarter to 17,000 tons in the 2013 quarter. The average per ton selling price of tubular products decreased from approximately $705 per ton in the 2012 quarter to $677 per ton in the 2013 quarter. The tubular product segment recorded a decrease in operational income of approximately $1,629,000 during the 2013 quarter. Tubular product segment operating profits as a percentage of segment sales were approximately 9.5% and 16.5% in the 2013 and 2012 quarters, respectively. In the 2013 quarter, the tubular product segment experienced a reduction in tons sold which had the effect of increasing the per ton cost of production and decreasing margins earned. Management believes the decrease in sales was related to soft market conditions created by oversupply, foreign competition and, more significantly, a weak U.S. economy.

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

During the 2013 quarter, general, selling and administrative costs decreased $276,893 from the amount recorded during the 2012 quarter. This decrease was related primarily to decreases in bonuses and commissions associated with decreased earnings and sales volume.

Income taxes in the 2013 quarter decreased $805,349 from the amount recorded in the 2012 quarter. This decrease was related primarily to the decrease in earnings before taxes in the 2013 quarter. The effective tax rates were approximately 42.1% and 33.4% in the 2013 and 2012 quarters, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company remained in a strong, liquid position at September 30, 2013. The current ratios were 6.8 and 5.2 at September 30, 2013 and March 31, 2013, respectively. Working capital was $52,358,325 at September 30, 2013 and $51,971,475 at March 31, 2013.

At September 30, 2013, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash was primarily used in the reduction of accounts payable and payment of dividends. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy that requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventories requires estimates of the year-end quantities, which is inherently difficult. Historically, these estimates have been materially correct. In the six month period ended September 30, 2013, LIFO inventories were reduced and are expected to be replaced by March 31, 2014. A deferred credit of $32,213 was recorded at September 30, 2013 to reflect the difference between replacement cost and LIFO cost.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended September 30, 2013. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2013 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended September 30, 2013

Part II — OTHER INFORMATION

Item 6. Exhibits

Exhibits

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Schema Document

101.CAL	—	XBRL Calculation Linkbase Document

101.DEF	—	XBRL Definition Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

Date: November 13, 2013

	By	/s/ ALEX LARUE
Alex LaRue, Assistant Vice President – Secretary & Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue

Exhibit 32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Alex LaRue

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Schema Document

101.CAL	—	XBRL Calculation Linkbase Document

101.DEF	—	XBRL Definition Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document