Form 10-Q
period 2013-12-31
FRIEDMAN INDUSTRIES INC
filed 2014-02-13
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

At December 31, 2013, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures About Market Risk	9
Item 4. Controls and Procedures	9
Part II — OTHER INFORMATION	10
Item 6. Exhibits	10
SIGNATURES	11
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	December 31, 2013	March 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$17,089,296	$15,923,294
Accounts receivable, net of allowances for bad debts and cash discounts of $27,276 and $37,276 at December 31 and March 31, 2013, respectively	4,938,697	9,037,548
Inventories	38,027,470	39,219,168
Other	239,459	103,547

TOTAL CURRENT ASSETS	60,294,922	64,283,557
PROPERTY, PLANT AND EQUIPMENT:
Land	1,109,372	1,082,331
Buildings and yard improvements	7,014,180	7,014,180
Machinery and equipment	30,634,646	30,293,590
Less accumulated depreciation	(28,479,829)	(27,111,529)

	10,278,369	11,278,572
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	1,059,500	1,013,000

TOTAL ASSETS	$71,632,791	$76,575,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,702,944	$11,181,804
Dividends payable	135,989	543,956
Contribution to profit-sharing plan	210,000	52,500
Employee compensation and related expenses	317,932	533,822

TOTAL CURRENT LIABILITIES	7,366,865	12,312,082
DEFERRED INCOME TAXES	213,143	362,279
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	995,579	943,149
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at December 31 and March 31, 2013	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at December 31 and March 31, 2013)	(5,475,964)	(5,475,964)
Retained earnings	31,554,334	31,454,749

TOTAL STOCKHOLDERS’ EQUITY	63,057,204	62,957,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,632,791	$76,575,129

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Net sales	$28,274,696	$31,719,922	$84,167,208	$104,488,762
Costs and expenses
Costs of goods sold	26,427,918	28,835,644	78,798,672	93,179,930
General, selling and administrative costs	1,121,986	1,183,507	3,472,545	4,065,890

	27,549,904	30,019,151	82,271,217	97,245,820
Interest and other income	(15,501)	(15,530)	(46,508)	(43,264)

Earnings before income taxes	740,293	1,716,301	1,942,499	7,286,206
Provision for (benefit from) income taxes:
Current	275,970	587,173	768,149	2,469,478
Deferred	(23,145)	(20,930)	(149,136)	(69,513)

	252,825	566,243	619,013	2,399,965

Net earnings	$487,468	$1,150,058	$1,323,486	$4,886,241

Weighted average number of common shares outstanding:
Basic	6,799,444	6,799,444	6,799,444	6,799,444
Diluted	6,799,444	6,799,444	6,799,444	6,799,444
Net earnings per share:
Basic	$0.07	$0.17	$0.19	$0.72
Diluted	$0.07	$0.17	$0.19	$0.72
Cash dividends declared per common share	$0.02	$0.63	$0.18	$0.89

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended December 31
	2013	2012
OPERATING ACTIVITIES
Net earnings	$1,323,486	$4,886,241
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	1,368,300	1,340,697
Provision for deferred taxes	(149,136)	(69,513)
Provision for postretirement benefits	52,430	67,059
Decrease (increase) in operating assets:
Accounts receivable, net	4,098,851	9,596,924
Inventories	1,191,698	3,846,976
Other	(135,912)	(748,028)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(4,478,860)	(7,464,299)
Contribution to profit-sharing plan	157,500	157,500
Employee compensation and related expenses	(215,890)	(272,218)
Income taxes payable	—	(98,464)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,212,467	11,242,875
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(368,097)	(466,218)
Proceeds from sales of assets	—	42,375
Increase in cash surrender value of officers’ life insurance	(46,500)	(46,500)

NET CASH USED IN INVESTING ACTIVITIES	(414,597)	(470,343)
FINANCING ACTIVITIES
Cash dividends paid	(1,631,868)	(6,051,505)

NET CASH USED IN FINANCING ACTIVITIES	(1,631,868)	(6,051,505)

INCREASE IN CASH	1,166,002	4,721,027
Cash at beginning of period	15,923,294	11,881,548

CASH AT END OF PERIOD	$17,089,296	$16,602,575

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

A summary of inventory values by product group follows:

	December 31, 2013	March 31, 2013

Prime Coil Inventory	$11,239,812	$10,981,835
Non-Standard Coil Inventory	2,029,753	3,741,718
Tubular Raw Material	1,387,273	3,308,419
Tubular Finished Goods	23,370,632	21,187,196

	$38,027,470	$39,219,168

NOTE C — SEGMENT INFORMATION (in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net sales
Coil	$14,554	$15,636	$46,394	$49,188
Tubular	13,721	16,084	37,773	55,301

Total net sales	$28,275	$31,720	$84,167	$104,489

Operating profit (loss)
Coil	$(389)	$104	$(911)	$732
Tubular	1,584	2,015	4,341	8,437

Total operating profit	1,195	2,119	3,430	9,169
Corporate expenses	470	418	1,534	1,926
Interest & other income	(15)	(15)	(46)	(43)

Total earnings before taxes	$740	$1,716	$1,942	$7,286

	December 31, 2013	March 31, 2013
Segment assets
Coil	$24,387	$29,780
Tubular	29,054	29,834

	53,441	59,614
Corporate assets	18,192	16,961

	$71,633	$76,575

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

NOTE D — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $748,000 and $3,306,000 in the nine months ended December 31, 2013 and 2012, respectively. The Company paid no interest in the nine months ended December 31, 2013 or 2012. Non-cash financing activities consisted of accrued dividends of $135,989 and $883,928 in the nine month periods ended December 31, 2013 and 2012, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012

During the nine months ended December 31, 2013, sales, costs of goods sold and gross profit decreased $20,321,554, $14,381,258 and $5,940,296, respectively, from the comparable amounts recorded during the nine months ended December 31, 2012. The decrease in sales was related to both a decline in tons sold and a decrease in the average per ton selling price. Tons sold decreased from approximately 139,000 tons in the 2012 period to approximately 120,000 tons in the 2013 period. The average per ton selling price decreased from approximately $750 per ton in the 2012 period to $704 per ton in the 2013 period. The decrease in costs of goods sold was related primarily to the decline in tons sold and a decrease in the average per ton cost, which decreased from approximately $669 per ton in the 2012 period to $659 per ton in the 2013 period. The decrease in gross profit was related primarily to a decline in margins earned on sales. Gross profit as a percentage of sales decreased from approximately 10.8% in the 2012 period to approximately 6.4% in the 2013 period. In the 2013 period, the Company experienced soft market conditions and reduced demand for its products and services.

Coil product segment sales decreased approximately $2,794,000 during the 2013 period. This decrease resulted primarily from a decline in the average per ton selling price of coil products from approximately $739 per ton in the 2012 period to $698 per ton in the 2013 period. In both the 2013 and 2012 periods, the coil segment sold approximately 66,500 tons. Coil segment operations recorded an operational loss of approximately $911,000 in the 2013 period and an operational income of approximately $732,000 in the 2012 period. Management believes that the operations of this segment have been adversely impacted in both the 2013 and 2012 periods by soft demand related primarily to a weak U.S. economy and that market conditions will remain soft until the U.S. economy experiences sustained, significant improvement.

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

Tubular product segment sales decreased approximately $17,528,000 during the 2013 period. This decrease resulted from both a decline in tons sold and a decrease in the average per ton selling price. Tubular tons shipped decreased from approximately 73,000 tons in the 2012 period to approximately 53,000 tons in the 2013 period. The average per ton selling price of tubular products decreased from approximately $759 per ton in the 2012 period to $712 per ton in the 2013 period. The tubular product segment recorded a decrease in operational income of approximately $4,096,000 during the 2013 period. Tubular product segment operating profits as a percentage of segment sales were approximately 11.5% and 15.3% in the 2013 and 2012 periods, respectively. In the 2013 period, the tubular product segment experienced a reduction in tons sold which had the effect of increasing the per ton cost of production and decreasing margins earned. Management believes the decrease in sales was related to soft market conditions created by oversupply, foreign competition and, more significantly, a weak U.S. economy.

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

During the 2013 period, general, selling and administrative costs decreased $593,345 from the amount recorded in the 2012 period. This decrease was related primarily to a decrease in bonuses and commissions associated with the decreased earnings and sales volume.

Income taxes in the 2013 period decreased $1,780,952 from the amount recorded in the 2012 period. This decrease was related primarily to the decrease in earnings before taxes in the 2013 period. Effective tax rates were 31.9% and 32.9% in the 2013 and 2012 periods, respectively.

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

During the three months ended December 31, 2013, sales, costs of goods sold and gross profit decreased $3,445,226, $2,407,726 and $1,037,500, respectively, from the comparable amounts recorded during the three months ended December 31, 2012. The decrease in sales was related to both a decline in tons sold and a decrease in the average per ton selling price. Tons sold decreased from approximately 43,000 tons in the 2012 quarter to approximately 39,000 tons in the 2013 quarter. The average per ton selling price decreased from approximately $737 per ton in the 2012 quarter to $721 per ton in the 2013 quarter. The decrease in costs of goods sold was related primarily to the decrease in tons sold. The average per ton cost increased from approximately $670 per ton in the 2012 quarter to $673 per ton in the 2013 quarter. The decrease in gross profit was related primarily to a decline in margins earned on sales. Gross profit as a percentage of sales declined from approximately 9.1% in the 2012 quarter to approximately 6.5% in the 2013 quarter. In the 2013 quarter, the Company experienced soft market conditions and reduced demand for its products and services.

Coil product segment sales decreased approximately $1,082,000 during the 2013 quarter. This decrease resulted primarily from a decline in tons sold. Coil tons shipped decreased from approximately 22,000 tons in the 2012 quarter to approximately 20,000 tons in the 2013 quarter. The average selling price increased from approximately $712 per ton in the 2012 quarter to $715 per ton in the 2013 quarter. Coil segment operations recorded an operating loss of approximately $389,000 in the 2013 quarter and an operating profit of approximately $104,000 in the 2012 quarter. Management believes that the operations of this segment have been adversely impacted in both the 2013 and 2012 quarters by soft demand related primarily to a weak U.S. economy and that market conditions will remain soft until the U.S. economy experiences sustained, significant improvement.

The Company is primarily dependent on NSC for its supply of coil inventory. In the 2013 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales decreased approximately $2,363,000 during the 2013 quarter. This decrease resulted from both a decline in tons sold and a decrease in the average per ton selling price. Tubular tons shipped decreased from approximately 21,000 tons in the 2012 quarter to approximately 19,000 tons in the 2013 quarter. The average per ton selling price of tubular products decreased from approximately $763 per ton in the 2012 quarter to $727 per ton in the 2013 quarter. The tubular product segment recorded a decrease in operational income of approximately $431,000 during the 2013 quarter. This decrease was related primarily to the decrease in sales, which management believes is related to soft market conditions created by oversupply, foreign competition and, more significantly, a weak U.S. economy. Tubular product segment operating profits as a percentage of segment sales were approximately 11.5% and 12.5% in the 2013 and 2012 quarters, respectively.

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

Income taxes in the 2013 quarter decreased $313,418 from the amount recorded in the 2012 quarter. This decrease was related primarily to the decrease in earnings before taxes in the 2013 quarter. The effective tax rates were approximately 34.2% and 33.0% in the 2013 and 2012 quarters, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company remained in a strong, liquid position at December 31, 2013. The current ratios were 8.2 and 5.2 at December 31, 2013 and March 31, 2013, respectively. Working capital was $52,928,057 at December 31, 2013 and $51,971,475 at March 31, 2013.

At December 31, 2013, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash was primarily generated from reductions in accounts receivable and inventories. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

In the nine months ended December 31, 2013 and 2012, the Company’s investing activities consisted primarily of purchasing property, plant and equipment. The Company’s financing activities consisted of cash dividends paid of $1,631,868 and $6,051,505 in the nine months ended December 31, 2013 and 2012, respectively. In the quarter ended December 31, 2012, the Company declared and paid a special cash dividend of $0.50 per common share.

The Company has in the past and may in the future borrow funds on a term basis to build or improve facilities. The Company currently has no plans to borrow any significant amount of funds on a term basis.

On January 23, 2014, the Company filed a Form 8-K with the U.S. Securities and Exchange Commission (the “SEC”) disclosing the Company’s commencement of the construction of a pipe-finishing facility. The Company’s management estimates construction of the facility, including yard improvements, buildings and equipment, will cost approximately $9,200,000. The Company plans to finance this project from internal sources.

The Company believes its cash flows from operations and borrowing capability due to its strong balance sheet are adequate to fund its expected cash requirements for the next 24 months.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy that requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventory requires estimates of the year-end quantities, which is inherently difficult. Historically, these estimates have been materially correct. Changes in the valuation of LIFO inventories at December 31, 2013 and 2012 were not significant.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may make certain statements that contain forward-looking information (as defined in the Private Securities Litigation Reform Act of 1996, as amended) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future changes in the Company’s financial condition or results of operations, future production capacity, product quality and proposed expansion plans. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company’s filings with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the demand for and prices of the Company’s products, changes in the demand for steel and steel products in general and the Company’s success in executing its internal operating plans, including any proposed expansion plans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended December 31, 2013. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended December 31, 2013 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended December 31, 2013

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

Date: February 13, 2014

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