Form 10-Q
period 2014-06-30
FRIEDMAN INDUSTRIES INC
filed 2014-08-13
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

At June 30, 2014, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures About Market Risk	9
Item 4. Controls and Procedures	9
Part II — OTHER INFORMATION	9
Item 6. Exhibits	9
SIGNATURES	10
EXHIBIT INDEX	11
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	JUNE 30, 2014	MARCH 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$10,788,178	$15,081,024
Accounts receivable, net of allowances for bad debts and cash discounts of $27,276 at June 30 and March 31, 2014	8,106,496	9,347,289
Inventories	38,913,148	35,288,559
Other	29,607	129,796

TOTAL CURRENT ASSETS	57,837,429	59,846,668
PROPERTY, PLANT AND EQUIPMENT:
Land	1,410,689	1,410,689
Buildings and yard improvements	7,188,776	7,113,482
Machinery and equipment	32,219,380	31,773,161
Less accumulated depreciation	(29,378,451)	(28,934,601)

	11,440,394	11,362,731
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	1,090,250	1,075,000

TOTAL ASSETS	$70,368,073	$72,284,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,562,808	$7,206,340
Dividends payable	135,989	135,989
Contribution to profit sharing plan	105,000	52,500
Employee compensation and related expenses	323,045	375,860

TOTAL CURRENT LIABILITIES	6,126,842	7,770,689
DEFERRED INCOME TAXES	152,550	189,998
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	1,032,264	1,013,056
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at June 30 and March 31, 2014	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at June 30 and March 31, 2014)	(5,475,964)	(5,475,964)
Retained earnings	31,553,547	31,807,786

TOTAL STOCKHOLDERS’ EQUITY	63,056,417	63,310,656

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,368,073	$72,284,399

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2014	2013
Net Sales	$27,904,521	$29,582,144
Costs and expenses
Costs of goods sold	26,862,460	27,138,300
General, selling and administrative costs	1,134,576	1,304,900

	27,997,036	28,443,200
Interest and other income	(15,252)	(15,506)

Earnings (loss) before income taxes	(77,263)	1,154,450
Income tax provision (benefit):
Current	78,435	448,936
Deferred	(37,448)	(102,845)

	40,987	346,091

Net earnings (loss)	$(118,250)	$808,359

Average number of common shares outstanding:
Basic	6,799,444	6,799,444
Diluted	6,799,444	6,799,444
Net earnings (loss) per share:
Basic	$(0.02)	$0.12
Diluted	$(0.02)	$0.12
Cash dividends declared per common share	$0.02	$0.08

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2014	2013
OPERATING ACTIVITIES
Net earnings (loss)	$(118,250)	$808,359
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Depreciation	443,849	456,898
Provision for deferred taxes	(37,448)	(102,845)
Change in postretirement benefits	19,208	22,353
Decrease (increase) in operating assets:
Accounts receivable	1,240,793	579,356
Inventories	(3,624,589)	7,197,984
Other current assets	100,189	92,311
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,643,532)	(6,851,767)
Contribution to profit sharing plan	52,500	52,500
Employee compensation and related expenses	(52,815)	(62,729)
Deferred credit for LIFO inventory replacement	—	54,625

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,620,095)	2,247,045
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(521,512)	(14,590)
Increase in cash surrender value of officers’ life insurance	(15,250)	(15,500)

NET CASH USED IN INVESTING ACTIVITIES	(536,762)	(30,090)
FINANCING ACTIVITIES
Cash dividends paid	(135,989)	(543,956)

NET CASH USED IN FINANCING ACTIVITIES	(135,989)	(543,956)

INCREASE (DECREASE) IN CASH	(4,292,846)	1,672,999
Cash at beginning of period	15,081,024	15,923,294

CASH AT END OF PERIOD	$10,788,178	$17,596,293

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes of Friedman Industries, Incorporated (the “Company”) included in its annual report on Form 10-K for the year ended March 31, 2014.

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

A summary of inventory values by product group follows:

	June 30, 2014	March 31, 2014
Prime Coil Inventory	$9,963,999	$7,685,177
Non-Standard Coil Inventory	1,798,628	2,572,787
Tubular Raw Material	2,164,364	463,254
Tubular Finished Goods	24,986,157	24,567,341

	$38,913,148	$35,288,559

NOTE C — SEGMENT INFORMATION (in thousands)

	THREE MONTHS ENDED JUNE 30,
	2014	2013
Net sales
Coil	$17,906	$17,163
Tubular	9,999	12,419

Total net sales	$27,905	$29,582

Operating profit (loss)
Coil	$(404)	$178
Tubular	772	1,650

Total operating profit	368	1,828
Corporate expenses	460	689
Interest & other income	(15)	(15)

Earnings (loss) before income taxes	$(77)	$1,154

	June 30, 2014	March 31, 2014
Segment assets
Coil	$24,451	$22,308
Tubular	34,016	33,795

	58,467	56,103
Corporate assets	11,901	16,181

	$70,368	$72,284

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

NOTE D — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $93,000 and $106,000 in the quarters ended June 30, 2014 and 2013, respectively. No interest was paid in the quarters ended June 30, 2014 and 2013, respectively. Noncash financing activities consisted of accrued dividends of $135,989 and $543,956 in the quarters ended June 30, 2014 and 2013, respectively.

NOTE E — INCOME TAXES

The Company’s effective tax rate for the quarter ended June 30, 2014 differed from the statutory rate due primarily to a change in estimate related to state income taxes payable as of March 31, 2014. The Company’s effective tax rate for the quarter ended June  30, 2013 differed from the statutory rate due primarily to the benefit of tax deduction allowed to manufacturing companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

During the three months ended June 30, 2014, sales, costs of goods sold and gross profit decreased $1,677,623, $275,840 and $1,401,783, respectively, from the comparable amounts recorded during the three months ended June 30, 2013. The decrease in sales resulted from a decline in tons sold partially offset by an increase in the average selling price. Tons sold declined from approximately 42,000 tons in the 2013 quarter to approximately 39,000 tons in the 2014 quarter. The average per ton selling price increased from approximately $705 per ton in the 2013 quarter to approximately $710 per ton in the 2014 quarter. The decrease in gross profit was related primarily to a decrease in margins earned on sales. Gross profit as a percentage of sales decreased from approximately 8.3% in the 2013 quarter to approximately 3.7% in the 2014 quarter. In the 2014 quarter, the Company experienced soft market conditions and reduced demand for its products and services.

Coil product segment sales increased approximately $743,000 during the 2014 quarter. This increase was related primarily to an increase in the average per ton selling price, which increased from approximately $688 per ton in the 2013 quarter to approximately $745 per ton in the 2014 quarter. Tons sold declined from approximately 25,000 tons in the 2013 quarter to approximately 24,000 tons in the 2014 quarter. Coil segment operations recorded an operating loss of approximately $404,000 in the 2014 quarter and an operating profit of approximately $178,000 in the 2013 quarter. In the 2014 quarter, the Company experienced an increase in material cost and was unable to pass all of this increase along to its customers. Management believes that the operations of this segment have been adversely impacted in both the 2014 and 2013 quarters by soft demand related primarily to a weak U.S. economy and that market conditions will remain soft until the U.S. economy experiences sustained, significant improvement.

The Company is primarily dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. In the 2014 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales decreased approximately $2,420,000 during the 2014 quarter. This decrease resulted from both a decrease in the average per ton selling price and a decline in tons sold. The average per ton selling price of tubular products decreased from approximately $730 per ton in the 2013 quarter to approximately $656 per ton in the 2014 quarter. Tons sold declined from approximately 17,000 tons in the 2013 quarter to approximately 15,000 tons in the 2014 quarter. Tubular product segment operating profits for the 2014 quarter decreased approximately $878,000 from operating profits for the 2013 quarter. Operating profits as a percentage of segment sales were approximately 7.7% and 13.3% in the 2014 and 2013 quarters, respectively. In the 2014 quarter, the Company experienced soft market conditions for its tubular products. Also, a reduction in tons produced had the effect of increasing the per ton cost of production and decreasing margins earned on sales. Management believes the lower demand for its tubular products is related to soft market conditions associated with oversupply, foreign competition and a weak U.S. economy.

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

During the 2014 quarter, general, selling and administrative costs decreased $170,324 from the amount recorded during the 2013 quarter. This decrease was related primarily to a decrease in bonuses and commissions associated with the decreased earnings and product sales volumes.

Income taxes in the 2014 quarter decreased $305,104 from the amount recorded in the 2013 quarter. This decrease was related primarily to the decrease in earnings before taxes in the 2014 quarter. The Company’s operations resulted in a loss before income taxes of approximately $77,000 in the 2014 quarter. The Company reported income tax expense of approximately $41,000 in the 2014 quarter which resulted primarily from the true up of state income taxes.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company remained in a strong, liquid position at June 30, 2014. The current ratios were 9.4 at June 30, 2014 and 7.7 at March 31, 2014. Working capital was $51,710,587 at June 30, 2014, and $52,075,979 at March 31, 2014.

During the quarter ended June 30, 2014, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash decreased primarily as a result of the reduction of accounts payable and an increase in inventories offset by a decrease in accounts receivable. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

The Company has in the past and may in the future borrow funds on a term basis to build or improve facilities. The Company currently has no plans to borrow any significant amount of funds on a term basis.

Construction continues on the Company’s pipe-finishing facility to be located in Lone Star, Texas. The Company plans to finance the estimated $9,200,000 total cost of this facility from internal sources. As of June 30, 2014, capitalized expenditures related to the construction of the facility totaled approximately $2,000,000. The Company expects the facility to be completed and operational in the fourth quarter of fiscal 2015.

Notwithstanding the current market conditions, the Company believes its cash flows from operations and borrowing capability due to its strong balance sheet are adequate to fund its expected cash requirements for the next 24 months.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy that requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventory requires estimates of the year end quantities, which is inherently difficult. Historically, these estimates have been materially correct. In the quarter ended June 30, 2013, LIFO inventories were reduced. A deferred credit of $54,625 was recorded at June 30, 2013 to reflect the difference between replacement costs and LIFO costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended June 30, 2014. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2014 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended June  30, 2014

Part II — OTHER INFORMATION

Item 6. Exhibits

Exhibits

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

Date: August 13, 2014	By	/s/ ALEX LARUE
Alex LaRue, Assistant Vice President – Secretary and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue

Exhibit 32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Alex LaRue

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.