Form 10-Q
period 2014-09-30
FRIEDMAN INDUSTRIES INC
filed 2014-11-12
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At September 30, 2014, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
Item 4. Controls and Procedures	10
Part II — OTHER INFORMATION	10
Item 6. Exhibits	10
SIGNATURES	11
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30, 2014	March 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$7,227,665	$15,081,024
Accounts receivable, net of allowances for bad debts and cash discounts of $32,276 and $27,276 at September 30 and March 31, 2014, respectively	8,063,309	9,347,289
Inventories	40,046,075	35,288,559
Other	357,462	129,796

TOTAL CURRENT ASSETS	55,694,511	59,846,668
PROPERTY, PLANT AND EQUIPMENT:
Land	1,410,689	1,410,689
Buildings and yard improvements	7,736,709	7,113,482
Machinery and equipment	35,076,653	31,773,161
Less accumulated depreciation	(29,822,301)	(28,934,601)

	14,401,750	11,362,731
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	1,105,500	1,075,000

TOTAL ASSETS	$71,201,761	$72,284,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,424,514	$7,206,340
Income taxes payable	79,109	—
Dividends payable	135,989	135,989
Contribution to profit sharing plan	157,500	52,500
Employee compensation and related expenses	542,061	375,860

TOTAL CURRENT LIABILITIES	6,339,173	7,770,689
DEFERRED INCOME TAXES	125,033	189,998
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	1,051,472	1,013,056
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at September 30 and March 31, 2014	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at September 30 and March 31, 2014)	(5,475,964)	(5,475,964)
Retained earnings	32,183,213	31,807,786

TOTAL STOCKHOLDERS’ EQUITY	63,686,083	63,310,656

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,201,761	$72,284,399

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Net sales	$31,544,474	$26,310,369	$59,448,996	$55,892,512
Costs and expenses
Costs of goods sold	29,123,545	25,232,456	55,986,005	52,370,754
General, selling and administrative costs	1,296,852	1,045,656	2,431,429	2,350,559

	30,420,397	26,278,112	58,417,434	54,721,313
Interest and other income	(15,282)	(15,500)	(30,534)	(31,007)

Earnings before income taxes	1,139,359	47,757	1,062,096	1,202,206
Provision for (benefit from) income taxes:
Current	401,221	43,243	479,656	492,179
Deferred	(27,517)	(23,145)	(64,965)	(125,991)

	373,704	20,098	414,691	366,188

Net earnings	$765,655	$27,659	$647,405	$836,018

Weighted average number of common shares outstanding:
Basic	6,799,444	6,799,444	6,799,444	6,799,444
Diluted	6,799,444	6,799,444	6,799,444	6,799,444
Net earnings per share:
Basic	$0.11	$0.00	$0.10	$0.12
Diluted	$0.11	$0.00	$0.10	$0.12
Cash dividends declared per common share	$0.02	$0.08	$0.04	$0.16

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net earnings	$647,405	$836,018
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	887,700	913,800
Provision for deferred taxes	(64,965)	(125,991)
Provision for postretirement benefits	38,416	34,954
Decrease (increase) in operating assets:
Accounts receivable, net	1,283,980	1,509,086
Inventories	(4,757,516)	(278,444)
Other	(227,666)	(254,311)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,781,826)	(3,301,269)
Contribution to profit-sharing plan	105,000	105,000
Employee compensation and related expenses	166,201	(141,669)
Income taxes payable	79,109	—
Deferred credit for LIFO inventory replacement	—	32,213

NET CASH USED IN OPERATING ACTIVITIES	(3,624,162)	(670,613)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,926,719)	(153,019)
Increase in cash surrender value of officers’ life insurance	(30,500)	(31,000)

NET CASH USED IN INVESTING ACTIVITIES	(3,957,219)	(184,019)
FINANCING ACTIVITIES
Cash dividends paid	(271,978)	(1,087,912)

NET CASH USED IN FINANCING ACTIVITIES	(271,978)	(1,087,912)

DECREASE IN CASH	(7,853,359)	(1,942,544)
Cash at beginning of period	15,081,024	15,923,294

CASH AT END OF PERIOD	$7,227,665	$13,980,750

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

A summary of inventory values by product group follows:

	September 30, 2014	March 31, 2014
Prime Coil Inventory	$10,153,094	$7,685,177
Non-Standard Coil Inventory	2,819,969	2,572,787
Tubular Raw Material	1,099,887	463,254
Tubular Finished Goods	25,973,125	24,567,341

	$40,046,075	$35,288,559

NOTE C — SEGMENT INFORMATION (in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net sales
Coil	$21,275	$14,678	$39,182	$31,841
Tubular	10,269	11,632	20,267	24,052

Total net sales	$31,544	$26,310	$59,449	$55,893

Operating profit (loss)
Coil	$410	$(700)	$6	$(522)
Tubular	1,325	1,107	2,097	2,757

Total operating profit	1,735	407	2,103	2,235
Corporate expenses	611	375	1,072	1,064
Interest & other income	(15)	(16)	(31)	(31)

Total earnings before taxes	$1,139	$48	$1,062	$1,202

	September 30, 2014	March 31, 2014
Segment assets
Coil	$26,667	$22,308
Tubular	36,181	33,795

	62,848	56,103
Corporate assets	8,354	16,181

	$71,202	$72,284

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

NOTE D — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $278,000 and $551,000 in the six months ended September 30, 2014 and 2013, respectively. The Company paid no interest in the six months ended September 30, 2014 or 2013. Non-cash financing activities consisted of accrued dividends of $135,989 and $543,956 in the six month periods ended September 30, 2014 and 2013, respectively.

NOTE E — INCOME TAXES

The Company’s effective tax rate for the six months ended September 30, 2014 differed from the statutory rate due primarily to a change in estimate related to state income taxes payable as of March 31, 2014. The Company’s effective tax rate for the six months ended September 30, 2013 differed from the statutory rate due primarily to the benefit of a tax deduction allowed to manufacturing companies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013

During the six months ended September 30, 2014, sales and costs of goods sold increased $3,556,484 and $3,615,251, respectively, and gross profit decreased $58,767, from the comparable amounts recorded during the six months ended September 30, 2013. The increase in sales was related to both an increase in the average per ton selling price and an increase in tons sold. The average per ton selling price increased from approximately $696 per ton in the 2013 period to approximately $706 per ton in the 2014 period. Tons sold increased from approximately 80,000 tons in the 2013 period to approximately 84,000 tons in the 2014 period. The increase in costs of goods sold was related primarily to the increase in tons sold and an increase in the average per ton cost, which increased from approximately $652 per ton in the 2013 period to approximately $665 per ton in the 2014 period. The decrease in gross profit was related to a decrease in margins earned on sales. Gross profit as a percentage of sales decreased from approximately 6.3% in the 2013 period to approximately 5.8% in the 2014 period. The Company experienced soft demand for its products and services in the 2014 period.

Coil product segment sales increased approximately $7,341,000 during the 2014 period. This increase resulted from both an increase in the average per ton selling price and an increase in tons sold. The average per ton selling price increased from approximately $691 per ton in the 2013 period to approximately $758 per ton in the 2014 period. Coil tons shipped increased from approximately 46,000 tons in the 2013 period to approximately 52,000 tons in the 2014 period. In the 2014 period, the coil product segment’s operations recorded break-even results. In the 2013 period, the coil product segment recorded an operational loss of approximately $522,000. Management believes that the operations of this segment have been adversely impacted in both the 2014 and 2013 periods by soft demand and intense competition for sales. These market conditions appear to be associated with the slow recovery of the U.S. economy and the commoditized nature of the segment’s products.

The Company is primarily dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. In the 2014 period, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales decreased approximately $3,785,000 during the 2014 period. This decrease resulted from both a decline in tons sold and a decrease in the average per ton selling price. Tons sold declined from approximately 34,000 tons in the 2013 period to approximately 32,000 tons in the 2014 period. The average per ton selling price of tubular products decreased from approximately $703 per ton in the 2013 period to approximately $624 per ton in the 2014 period. The tubular product segment recorded a decrease in operational income of approximately $660,000 during the 2014 period. Tubular product segment operating profits as a percentage of segment sales were approximately 10.3% and 11.5% in the 2014 and 2013 periods, respectively. In the 2014 period, the tubular product segment experienced a reduction in tons produced which had the effect of increasing the per ton cost of production and decreasing margins earned. Management believes the lower demand for its tubular products is related to soft market conditions associated with oversupply, foreign competition and the slow recovery of the U.S. economy.

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

Income taxes in the 2014 period increased $48,503 from the amount recorded in the 2013 period. This increase was related primarily to the true up of estimated state income taxes in the 2014 period.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

During the three months ended September 30, 2014, sales, costs of goods sold and gross profit increased $5,234,105, $3,891,089 and $1,343,016, respectively, from the comparable amounts recorded during the three months ended September 30, 2013. The increase in sales was related to both an increase in tons sold and an increase in the average per ton selling price. Tons sold increased from approximately 38,000 tons in the 2013 quarter to approximately 45,000 tons in the 2014 quarter. The average per ton selling price increased from approximately $686 per ton in the 2013 quarter to approximately $703 per ton in the 2014 quarter. The increase in costs of goods sold was related primarily to the increase in tons sold partially offset by a decline in the average per ton cost, which decreased from approximately $658 per ton in the 2013 quarter to approximately $649 per ton in the 2014 quarter. The increase in gross profit was related to both the sales increase and improved margins. Gross profit as a percentage of sales increased from approximately 4.1% in the 2013 quarter to approximately 7.7% in the 2014 quarter. The Company experienced generally improved market conditions for its products in the 2014 quarter.

Coil product segment sales increased approximately $6,597,000 during the 2014 quarter. This increase was related to both an increase in the average per ton selling price and an increase in tons sold. The average selling price per ton increased from approximately $694 per ton in the 2013 quarter to approximately $769 per ton in the 2014 quarter. Coil tons shipped increased from approximately 21,000 tons in the 2013 quarter to approximately 28,000 tons in the 2014 quarter. Coil segment operations recorded an operating profit of approximately $410,000 in the 2014 quarter and an operating loss of approximately $700,000 in the 2013 quarter. Management believes that the operations of this segment have been adversely impacted in both the 2014 and 2013 quarters by soft demand and intense competition for sales. These market conditions appear to be associated with the slow recovery of the U.S. economy and the commoditized nature of the segment’s products.

The Company is primarily dependent on NSC for its supply of coil inventory. In the 2014 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales decreased approximately $1,363,000 during the 2014 quarter. This decrease resulted primarily from a decrease in the average per ton selling price. The average per ton selling price of tubular products decreased from approximately $677 per ton in the 2013 quarter to approximately $596 per ton in the 2014 quarter. The tubular product segment sold approximately 17,000 tons in both the 2014 and 2013 quarters. The tubular product segment recorded an increase in operational income of approximately $218,000 during the 2014 quarter. Tubular product segment operating profits as a percentage of segment sales were approximately 12.9% and 9.5% in the 2014 and 2013 quarters, respectively. Management believes the tubular operations in both quarters were adversely affected by oversupply, foreign competition and the slow recovery of the U.S. economy.

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

During the 2014 quarter, general, selling and administrative costs increased $251,196 from the amount recorded during the 2013 quarter. This increase was related primarily to increases in bonuses and commissions associated with increased earnings and sales volume.

Income taxes in the 2014 quarter increased $353,606 from the amount recorded in the 2013 quarter. This increase was related primarily to the increase in earnings before taxes in the 2014 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company remained in a strong, liquid position at September 30, 2014. The current ratios were 8.8 and 7.7 at September 30, 2014 and March 31, 2014, respectively. Working capital was $49,355,338 at September 30, 2014 and $52,075,979 at March 31, 2014. The decrease in working capital was primarily associated with expenditures for the Company’s construction of the pipe-finishing facility to be located in Lone Star, Texas (the “pipe-finishing facility”).

During the quarter ended September 30, 2014, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash was primarily used in the purchase of inventories, reduction of accounts payable, payment of dividends and expenditures related to the pipe-finishing facility construction. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

The Company has in the past and may in the future borrow funds on a term basis to build or improve facilities. The Company currently has no plans to borrow any significant amount of funds on a term basis.

Construction continues on the pipe-finishing facility. The Company plans to finance the estimated $9,200,000 total cost of this facility from internal sources. As of September 30, 2014, capitalized expenditures related to the construction of the facility totaled approximately $5,353,000. The Company expects the facility to be completed and operational in the fourth quarter of fiscal 2015.

Notwithstanding the current market conditions, the Company believes its cash flows from operations and borrowing capability due to its strong balance sheet are adequate to fund its expected cash requirements for the next 24 months.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy that requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventories requires estimates of the year-end quantities, which is inherently difficult. Historically, these estimates have been materially correct. In the six month period ended September 30, 2013, LIFO inventories were reduced. A deferred credit of $32,213 was recorded at September 30, 2013 to reflect the difference between replacement cost and LIFO cost.

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

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended September 30, 2014. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2014 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended September 30, 2014

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

FRIEDMAN INDUSTRIES, INCORPORATED

Date: November 12, 2014
	By	/s/ ALEX LARUE
Alex LaRue, Vice President – Secretary and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue

Exhibit 32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Alex LaRue

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Schema Document

101.CAL	—	XBRL Calculation Linkbase Document

101.DEF	—	XBRL Definition Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document