Form 10-Q
period 2014-12-31
FRIEDMAN INDUSTRIES INC
filed 2015-02-13
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At February 13, 2015, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
Item 4. Controls and Procedures	10
Part II — OTHER INFORMATION	11
Item 6. Exhibits	11
SIGNATURES	12
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	December 31, 2014	March 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$6,960,809	$15,081,024
Accounts receivable, net of allowances for bad debts and cash discounts of $27,276 at December 31 and March 31, 2014	5,039,602	9,347,289
Inventories	50,820,078	35,288,559
Other	241,347	129,796

TOTAL CURRENT ASSETS	63,061,836	59,846,668
PROPERTY, PLANT AND EQUIPMENT:
Land	1,412,719	1,410,689
Buildings and yard improvements	8,132,755	7,113,482
Machinery and equipment	35,484,369	31,773,161
Less accumulated depreciation	(30,302,151)	(28,934,601)

	14,727,692	11,362,731
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	1,120,750	1,075,000

TOTAL ASSETS	$78,910,278	$72,284,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,476,844	$7,206,340
Dividends payable	135,989	135,989
Contribution to profit-sharing plan	190,000	52,500
Employee compensation and related expenses	201,511	375,860

TOTAL CURRENT LIABILITIES	14,004,344	7,770,689
DEFERRED INCOME TAXES	97,516	189,998
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	1,070,680	1,013,056
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at December 31 and March 31, 2014	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at December 31 and March 31, 2014)	(5,475,964)	(5,475,964)
Retained earnings	32,234,868	31,807,786

TOTAL STOCKHOLDERS’ EQUITY	63,737,738	63,310,656

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,910,278	$72,284,399

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Net sales	$23,552,636	$28,274,696	$83,001,633	$84,167,208
Costs and expenses
Costs of goods sold	22,293,839	26,427,918	78,279,846	78,798,672
General, selling and administrative costs	976,330	1,121,986	3,407,757	3,472,545

	23,270,169	27,549,904	81,687,603	82,271,217
Interest and other income	(15,250)	(15,501)	(45,784)	(46,508)

Earnings before income taxes	297,717	740,293	1,359,814	1,942,499
Provision for (benefit from) income taxes:
Current	137,591	275,970	617,247	768,149
Deferred	(27,517)	(23,145)	(92,482)	(149,136)

	110,074	252,825	524,765	619,013

Net earnings	$187,643	$487,468	$835,049	$1,323,486

Weighted average number of common shares outstanding:
Basic	6,799,444	6,799,444	6,799,444	6,799,444
Diluted	6,799,444	6,799,444	6,799,444	6,799,444
Net earnings per share:
Basic	$0.03	$0.07	$0.12	$0.19
Diluted	$0.03	$0.07	$0.12	$0.19
Cash dividends declared per common share	$0.02	$0.02	$0.06	$0.18

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended December 31
	2014	2013
OPERATING ACTIVITIES
Net earnings	$835,049	$1,323,486
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation	1,367,550	1,368,300
Provision for deferred taxes	(92,482)	(149,136)
Provision for postretirement benefits	57,624	52,430
Decrease (increase) in operating assets:
Accounts receivable, net	4,307,687	4,098,851
Inventories	(15,531,519)	1,191,698
Other	(111,551)	(135,912)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	6,270,504	(4,478,860)
Contribution to profit-sharing plan	137,500	157,500
Employee compensation and related expenses	(174,349)	(215,890)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,933,987)	3,212,467
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4,732,511)	(368,097)
Increase in cash surrender value of officers’ life insurance	(45,750)	(46,500)

NET CASH USED IN INVESTING ACTIVITIES	(4,778,261)	(414,597)
FINANCING ACTIVITIES
Cash dividends paid	(407,967)	(1,631,868)

NET CASH USED IN FINANCING ACTIVITIES	(407,967)	(1,631,868)

INCREASE (DECREASE) IN CASH	(8,120,215)	1,166,002
Cash at beginning of period	15,081,024	15,923,294

CASH AT END OF PERIOD	$6,960,809	$17,089,296

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

A summary of inventory values by product group follows:

	December 31, 2014	March 31, 2014
Prime Coil Inventory	$16,802,864	$7,685,177
Non-Standard Coil Inventory	2,726,867	2,572,787
Tubular Raw Material	3,025,009	463,254
Tubular Finished Goods	28,265,338	24,567,341

	$50,820,078	$35,288,559

NOTE C — SEGMENT INFORMATION (in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net sales
Coil	$15,981	$14,554	$55,162	$46,394
Tubular	7,572	13,721	27,840	37,773

Total net sales	$23,553	$28,275	$83,002	$84,167

Operating profit (loss)
Coil	$416	$(389)	$422	$(911)
Tubular	128	1,584	2,225	4,341

Total operating profit	544	1,195	2,647	3,430
Corporate expenses	261	470	1,333	1,534
Interest & other income	(15)	(15)	(46)	(46)

Total earnings before taxes	$298	$740	$1,360	$1,942

	December 31, 2014	March 31, 2014
Segment assets
Coil	$30,178	$22,308
Tubular	40,632	33,795

	70,810	56,103
Corporate assets	8,100	16,181

	$78,910	$72,284

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

NOTE D — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $688,000 and $748,000 in the nine months ended December 31, 2014 and 2013, respectively. The Company paid no interest in the nine months ended December 31, 2014 or 2013. Non-cash financing activities consisted of accrued dividends of $135,989 in both of the nine month periods ended December 31, 2014 and 2013.

NOTE E — INCOME TAXES

The Company’s effective tax rate for the nine months ended December 31, 2014 differed from the statutory rate due primarily to a change in estimate related to state income taxes payable as of March 31, 2014. The Company’s effective tax rate for the nine months ended December 31, 2013 differed from the statutory rate due primarily to the benefit of a tax deduction allowed to manufacturing companies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013

During the nine months ended December 31, 2014, sales and costs of goods were approximately equal to the respective amounts recorded during the nine months ended December 31, 2013. In the 2014 period, gross profit decreased $646,749 from the comparable amount recorded in the 2013 period. This decrease in gross profit was related primarily to a decline in margins earned on sales. Gross profit as a percentage of sales decreased from approximately 6.4% in the 2013 period to approximately 5.7% in the 2014 period. The Company experienced soft market conditions for its products and services in the 2014 period.

Coil product segment sales increased approximately $8,768,000 during the 2014 period. This increase resulted from both an increase in the average per ton selling price of coil products and an increase in tons sold. The average per ton selling price of coil products increased from approximately $698 per ton in the 2013 period to approximately $753 per ton in the 2014 period. Coil tons shipped increased from approximately 66,500 tons in the 2013 period to approximately 73,000 tons in the 2014 period. Coil segment operations recorded an operating profit of approximately $422,000 in the 2014 period and an operating loss of approximately $911,000 in the 2013 period. Management believes that the operations of this segment have been adversely impacted in both the 2014 and 2013 periods by soft demand and intense competition for sales. These market conditions appear to be associated with the slow recovery of the U.S. economy and the commoditized nature of the segment’s products.

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

Tubular product segment sales decreased approximately $9,933,000 during the 2014 period. This decrease resulted from both a decline in tons sold and a decrease in the average per ton selling price. Tubular tons shipped decreased from approximately 53,000 tons in the 2013 period to approximately 45,000 tons in the 2014 period. The average per ton selling price of tubular products decreased from approximately $712 per ton in the 2013 period to $614 per ton in the 2014 period. The tubular product segment recorded a decrease in operating profit of approximately $2,116,000 during the 2014 period. Tubular product segment operating profits as a percentage of segment sales were approximately 8.0% and 11.5% in the 2014 and 2013 periods, respectively. In the 2014 period, the tubular product segment experienced a reduction in tons produced which had the effect of increasing the per ton cost of production and decreasing margins earned. Management believes the lower demand for its tubular products is related to soft market conditions associated with oversupply, foreign competition and the slow recovery of the U.S. economy.

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

Income taxes in the 2014 period decreased $94,248 from the amount recorded in the 2013 period. This decrease was related primarily to the decrease in earnings before taxes in the 2014 period.

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

During the three months ended December 31, 2014, sales, costs of goods sold and gross profit decreased $4,722,060, $4,134,079 and $587,981, respectively, from the comparable amounts recorded during the three months ended December 31, 2013. The decrease in sales was related to both a decline in tons sold and a decrease in the average per ton selling price. Tons sold decreased from approximately 39,000 tons in the 2013 quarter to approximately 34,000 tons in the 2014 quarter. The average per ton selling price decreased from approximately $721 per ton in the 2013 quarter to approximately $684 per ton in the 2014 quarter. The decrease in costs of goods sold was related to the decrease in tons sold and a decline in the per ton cost from approximately $673 per ton in the 2013 quarter to approximately $647 per ton in the 2014 quarter. The decrease in gross profit was related to the decrease in sales and a decline in margins earned on sales. Gross profit as a percentage of sales declined from approximately 6.5% in the 2013 quarter to approximately 5.3% in the 2014 quarter. The Company experienced soft market conditions for its products and services in the 2014 quarter.

Coil product segment sales increased approximately $1,427,000 during the 2014 quarter. This increase resulted from increases in both tons sold and the average per ton selling price. Coil tons shipped increased from approximately 20,000 tons in the 2013 quarter to approximately 22,000 tons in the 2014 quarter. The average selling price increased from approximately $715 per ton in the 2013 quarter to $742 per ton in the 2014 quarter. Coil segment operations recorded an operating profit of approximately $416,000 in the 2014 quarter and an operating loss of approximately $389,000 in the 2013 quarter. Management believes that the operations of this segment have been adversely impacted in both the 2014 and 2013 quarters by soft demand and intense competition for sales. These market conditions appear to be associated with the slow recovery of the U.S. economy and the commoditized nature of the segment’s products.

The Company is primarily dependent on NSC for its supply of coil inventory. In the 2014 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales decreased approximately $6,149,000 during the 2014 quarter. This decrease resulted from both a decline in tons sold and a decrease in the average per ton selling price. Tubular tons shipped decreased from approximately 19,000 tons in the 2013 quarter to approximately 13,000 tons in the 2014 quarter. The average per ton selling price of tubular products decreased from approximately $727 per ton in the 2013 quarter to approximately $587 per ton in the 2014 quarter. The tubular product segment recorded a decrease in operating profit of approximately $1,456,000 during the 2014 quarter. Tubular product segment operating profits as a percentage of segment sales were approximately 1.7% and 11.5% in the 2014 and 2013 quarters, respectively. In the 2014 quarter, the tubular product segment experienced a reduction in tons produced which had the effect of increasing the per ton cost of production and decreasing margins earned. Management believes the lower demand for its tubular products is related to soft market conditions associated with oversupply, foreign competition and the slow recovery of the U.S. economy.

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

During the 2014 quarter, general, selling and administrative costs decreased $145,656 from the amount recorded during the 2013 quarter. This decrease was related primarily to decreases in bonuses and commissions associated with the decline in earnings and sales volume.

Income taxes in the 2014 quarter decreased $142,751 from the amount recorded in the 2013 quarter. This decrease was related primarily to the decrease in earnings before taxes in the 2014 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company remained in a strong, liquid position at December 31, 2014. The current ratios were 4.5 and 7.7 at December 31, 2014 and March 31, 2014, respectively. Working capital was $49,057,492 at December 31, 2014 and $52,075,979 at March 31, 2014.

At December 31, 2014, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash was primarily used in the purchase of inventories, payment of dividends and expenditures related to the pipe-finishing facility construction. Prime coil inventory at December 31, 2014 increased approximately $9,118,000 compared to the respective amount at March 31, 2014. This increase was due primarily to inventory purchases made in December 2014. The Company expects to reduce its prime coil inventory level during the quarter ended March 31, 2015. The Company will continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

The Company has in the past and may in the future borrow funds on a term basis to support cash flow. Currently, the Company is considering short-term financing options to supplement operating cash flow.

The Company is continuing construction of its estimated $9,200,000 pipe-finishing facility in Lone Star, Texas. As of December 31, 2014, capitalized expenditures related to the construction of the facility totaled approximately $6,098,000. The Company expects the facility to be completed and operational in the first quarter of fiscal 2016.

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

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended December 31, 2014. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended December 31, 2014 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended December 31, 2014

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

Date: February 13, 2015
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