Form 10-Q
period 2015-06-30
FRIEDMAN INDUSTRIES INC
filed 2015-08-13
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

At June 30, 2015, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures About Market Risk	9
Item 4. Controls and Procedures	9
Part II — OTHER INFORMATION	9
Item 6. Exhibits	9
SIGNATURES	10
EXHIBIT INDEX	11
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	JUNE 30, 2015	MARCH 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$3,824,429	$2,225,924
Accounts receivable, net of allowances for bad debts and cash discounts of $22,276 and $27,276 at June 30 and March 31, 2015, respectively	5,651,682	6,896,186
Inventories	40,169,832	40,850,666
Other	18,123	144,579

TOTAL CURRENT ASSETS	49,664,066	50,117,355
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Buildings and yard improvements	7,101,615	7,026,980
Machinery and equipment	30,768,124	30,690,049
Construction in progress	8,056,697	7,374,177
Less accumulated depreciation	(31,084,176)	(30,656,226)

	15,924,591	15,517,311
OTHER ASSETS:
Deferred income tax asset	151,780	187,358
Cash value of officers’ life insurance and other assets	1,153,250	1,136,000

TOTAL ASSETS	$66,893,687	$66,958,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,370,147	$2,148,555
Income taxes payable	62,974	—
Dividends payable	67,994	67,994
Contribution to profit sharing plan	102,000	51,000
Employee compensation and related expenses	502,533	383,562

TOTAL CURRENT LIABILITIES	2,105,648	2,651,111
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	1,113,059	1,089,888
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at June 30 and March 31, 2015	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at June 30 and March 31, 2015)	(5,475,964)	(5,475,964)
Retained earnings	32,172,110	31,714,155

TOTAL STOCKHOLDERS’ EQUITY	63,674,980	63,217,025

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,893,687	$66,958,024

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2015	2014
Net Sales	$23,968,569	$27,904,521
Costs and expenses
Costs of goods sold	21,826,676	26,862,460
General, selling and administrative costs	1,353,456	1,134,576

	23,180,132	27,997,036
Interest and other income	(17,250)	(15,252)

Earnings (loss) before income taxes	805,687	(77,263)
Income tax provision (benefit):
Current	244,160	78,435
Deferred	35,578	(37,448)

	279,738	40,987

Net earnings (loss)	$525,949	$(118,250)

Average number of common shares outstanding:
Basic	6,799,444	6,799,444
Diluted	6,799,444	6,799,444
Net earnings (loss) per share:
Basic	$0.08	$(0.02)
Diluted	$0.08	$(0.02)
Cash dividends declared per common share	$0.01	$0.02

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2015	2014
OPERATING ACTIVITIES
Net earnings (loss)	$525,949	$(118,250)
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Depreciation	427,950	443,849
Deferred taxes	35,578	(37,448)
Change in postretirement benefits	23,171	19,208
Decrease (increase) in operating assets:
Accounts receivable	1,244,504	1,240,793
Inventories	680,834	(3,624,589)
Other current assets	126,456	100,189
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(778,408)	(1,643,532)
Income taxes payable	62,974	—
Contribution to profit sharing plan	51,000	52,500
Employee compensation and related expenses	118,971	(52,815)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,518,979	(3,620,095)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(835,230)	(521,512)
Increase in cash surrender value of officers’ life insurance	(17,250)	(15,250)

NET CASH USED IN INVESTING ACTIVITIES	(852,480)	(536,762)
FINANCING ACTIVITIES
Cash dividends paid	(67,994)	(135,989)

NET CASH USED IN FINANCING ACTIVITIES	(67,994)	(135,989)

INCREASE (DECREASE) IN CASH	1,598,505	(4,292,846)
Cash at beginning of period	2,225,924	15,081,024

CASH AT END OF PERIOD	$3,824,429	$10,788,178

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes of Friedman Industries, Incorporated (the “Company”) included in its annual report on Form 10-K for the year ended March 31, 2015.

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

A summary of inventory values by product group follows:

	June 30, 2015	March 31, 2015
Prime Coil Inventory	$9,778,816	$8,419,340
Non-Standard Coil Inventory	1,521,315	1,804,635
Tubular Raw Material	1,247,618	1,888,849
Tubular Finished Goods	27,622,083	28,737,842

	$40,169,832	$40,850,666

NOTE C — DEBT

On May 8, 2015, the Company entered into a credit arrangement for a $5,000,000 revolving line of credit facility (the “Credit Facility”) with JPMorgan Chase Bank N.A. The Credit Facility expires on April 30, 2016. The Credit Facility contains financial covenants that require the Company to not permit: tangible net worth to be less than $57,000,000, ratio of total liabilities to tangible net worth to be greater than 1.00 to 1.00 and net income for any period of four consecutive fiscal quarters to be less than $1.00. At June 30, 2015, the Company did not have borrowings outstanding under the Credit Facility.

NOTE D — SEGMENT INFORMATION (in thousands)

	THREE MONTHS ENDED JUNE 30,
	2015	2014
Net sales
Coil	$19,348	$17,906
Tubular	4,621	9,999

Total net sales	$23,969	$27,905

Operating profit (loss)
Coil	$2,155	$(404)
Tubular	(637)	772

Total operating profit	1,518	368
Corporate expenses	729	460
Interest & other income	(17)	(15)

Earnings (loss) before income taxes	$806	$(77)

	June 30, 2015	March 31, 2015
Segment assets
Coil	$22,608	$21,249
Tubular	39,143	42,144

	61,751	63,393
Corporate assets	5,143	3,565

	$66,894	$66,958

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

NOTE E — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $29,500 and $93,000 in the quarters ended June 30, 2015 and 2014, respectively. No interest was paid in the quarters ended June 30, 2015 and 2014, respectively. Noncash financing activities consisted of accrued dividends of $67,994 and $135,989 in the quarters ended June 30, 2015 and 2014, respectively.

NOTE F — INCOME TAXES

The Company’s effective tax rate for the quarter ended June 30, 2015 approximated the statutory rate. The Company’s effective tax rate for the quarter ended June 30, 2014 differed from the statutory rate due primarily to a change in estimate related to state income taxes payable as of March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

During the three months ended June 30, 2015, sales and costs of goods sold decreased $3,935,952 and $5,035,784, respectively, and gross profit increased $1,099,832 from the comparable amounts recorded during the three months ended June 30, 2014. The decrease in sales resulted from both a decline in tons sold and a decrease in the average selling price. Tons sold declined from approximately 39,000 tons in the 2014 quarter to approximately 38,000 tons in the 2015 quarter. The average per ton selling price decreased from approximately $710 per ton in the 2014 quarter to approximately $627 per ton in the 2015 quarter. The decrease in costs of goods sold was related primarily to a decline in the average per ton cost from approximately $684 per ton in the 2014 quarter to approximately $571 per ton in the 2015 quarter. The increase in gross profit was related primarily to improved margins earned on sales. Gross profit as a percentage of sales increased from approximately 3.7% in the 2014 quarter to approximately 8.9% in the 2015 quarter due primarily to improved market conditions for coil segment products.

Coil product segment sales increased approximately $1,442,000 during the 2015 quarter. This increase was related to an increase in coil tons sold partially offset by a decline in the average per ton selling price. Tons sold increased from approximately 24,000 tons in the 2014 quarter to approximately 30,500 tons in the 2015 quarter. The improvement in coil segment sales volume was primarily attributable to sales to customers manufacturing products used in the commercial freight industry. The average per ton selling price decreased from approximately $745 per ton in the 2014 quarter to approximately $633 per ton in the 2015 quarter. The average per ton cost of coil products sold decreased from approximately $746 per ton in the 2014 quarter to approximately $551 per ton in the 2015 quarter. Coil segment operations recorded an operating profit of approximately $2,155,000 in the 2015 quarter and an operating loss of approximately $404,000 in the 2014 quarter. In the 2015 quarter, the coil segment results benefitted from a decline in the cost of hot-rolled steel coils and an increase in tons sold. In addition, the average selling price per ton of coil products declined 15% while the average cost per ton declined 26%, resulting in improved margins earned on sales during the 2015 quarter. The Company continues to experience intense competition for sales due to the general availability of both domestic and foreign hot-rolled sheet and plate.

The Company is primarily dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. In the 2015 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales decreased approximately $5,378,000 during the 2015 quarter. This decrease resulted from both a decrease in the average per ton selling price and a decline in tons sold. The average per ton selling price of tubular products decreased from approximately $656 per ton in the 2014 quarter to approximately $601 per ton in the 2015 quarter. Tons sold declined from approximately 15,000 tons in the 2014 quarter to approximately 8,000 tons in the 2015 quarter. Tubular segment operations recorded an operating loss of approximately $637,000 in the 2015 quarter and an operating profit of approximately $772,000 in the 2014 quarter. Tubular segment results for the 2015 quarter were negatively impacted by low market prices and reduced demand for the Company’s products used in the oil and gas industry. In the 2015 quarter, the Company experienced a reduction in tons produced, which had the effect of increasing the per ton cost of production and decreasing margins earned. Management believes the lower demand for its tubular products is related to soft market conditions created by oversupply, foreign competition and a decline in the U.S. energy business.

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

During the 2015 quarter, general, selling and administrative costs increased $218,880 from the amount recorded during the 2014 quarter. This increase was related primarily to an increase in bonuses associated with the increased earnings.

Income taxes in the 2015 quarter increased $238,751 from the amount recorded in the 2014 quarter. This increase was related primarily to the increase in earnings before taxes in the 2015 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company remained in a strong, liquid position at June 30, 2015. The current ratios were 23.6 at June 30, 2015 and 18.9 at March 31, 2015. Working capital was $47,558,418 at June 30, 2015, and $47,466,244 at March 31, 2015.

During the quarter ended June 30, 2015, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash increased primarily as a result of reductions in accounts receivable and inventories partially offset by expenditures related to the construction of the Company’s pipe-finishing facility and a decrease in accounts payable. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

The Company is continuing construction of its pipe-finishing facility in Lone Star, Texas. The Company currently estimates the total construction costs for the facility will be approximately $9,200,000. As of June 30, 2015, capitalized expenditures related to the construction of the facility totaled approximately $7,752,000. The Company expects the facility to be completed and operational in the third quarter of fiscal 2016.

The Company entered into a Credit Agreement on May 8, 2015 with JPMorgan Chase Bank N.A. to provide a $5,000,000 revolving line of credit facility (the “Credit Facility”). The Credit Facility expires on April 30, 2016. The Company has not borrowed any amounts under the Credit Facility as of August 13, 2015.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its strong balance sheet are adequate to fund its expected cash requirements for the next 24 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended June 30, 2015. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2015 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended June  30, 2015

Part II — OTHER INFORMATION

Item 6. Exhibits

Exhibits

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

Date: August 13, 2015	By	/s/ ALEX LARUE
Alex LaRue, Vice President – Secretary and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue

Exhibit 32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Alex LaRue

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.