Form 10-Q
period 2015-09-30
FRIEDMAN INDUSTRIES INC
filed 2015-11-13
CIK 39092

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At September 30, 2015, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

TABLE OF CONTENTS

Part I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
Item 4. Controls and Procedures	10
Part II — OTHER INFORMATION	11
Item 6. Exhibits	11
SIGNATURES	12
EXHIBIT INDEX	13
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30, 2015	March 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$1,731,596	$2,225,924
Accounts receivable, net of allowances for bad debts and cash discounts of $22,276 and $27,276 at September 30 and March 31, 2015, respectively	7,222,810	6,896,186
Inventories	40,416,968	40,850,666
Other	341,274	144,579

TOTAL CURRENT ASSETS	49,712,648	50,117,355
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Buildings and yard improvements	7,101,615	7,026,980
Machinery and equipment	30,816,304	30,690,049
Construction in progress	8,494,472	7,374,177
Less accumulated depreciation	(31,512,126)	(30,656,226)

	15,982,596	15,517,311
OTHER ASSETS:
Deferred income tax asset	116,202	187,358
Cash value of officers’ life insurance and other assets	1,170,500	1,136,000
TOTAL ASSETS	$66,981,946	$66,958,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,826,194	$2,148,555
Dividends payable	67,994	67,994
Contribution to profit sharing plan	153,000	51,000
Employee compensation and related expenses	384,836	383,562
TOTAL CURRENT LIABILITIES	2,432,024	2,651,111
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	1,136,231	1,089,888
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at September 30 and March 31, 2015	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at September 30 and March 31, 2015)	(5,475,964)	(5,475,964)
Retained earnings	31,910,821	31,714,155
TOTAL STOCKHOLDERS’ EQUITY	63,413,691	63,217,025
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,981,946	$66,958,024

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Net sales	$23,165,705	$31,544,474	$47,134,273	$59,448,996
Costs and expenses
Costs of goods sold	22,258,002	29,123,545	44,084,677	55,986,005
General, selling and administrative costs	1,212,836	1,296,852	2,566,292	2,431,429

	23,470,838	30,420,397	46,650,969	58,417,434
Interest and other income	(17,250)	(15,282)	(34,500)	(30,534)

Earnings (loss) before income taxes	(287,883)	1,139,359	517,804	1,062,096
Provision for (benefit from) income taxes:
Current	(130,167)	401,221	113,993	479,656
Deferred	35,578	(27,517)	71,156	(64,965)
	(94,589)	373,704	185,149	414,691
Net earnings (loss)	$(193,294)	$765,655	$332,655	$647,405

Weighted average number of common shares outstanding:
Basic	6,799,444	6,799,444	6,799,444	6,799,444
Diluted	6,799,444	6,799,444	6,799,444	6,799,444
Net earnings (loss) per share:
Basic	$(0.03)	$0.11	$0.05	$0.10
Diluted	$(0.03)	$0.11	$0.05	$0.10
Cash dividends declared per common share	$0.01	$0.02	$0.02	$0.04

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net earnings	$332,655	$647,405
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation	855,900	887,700
Provision for deferred taxes	71,156	(64,965)
Provision for postretirement benefits	46,343	38,416
Decrease (increase) in operating assets:
Accounts receivable, net	(326,624)	1,283,980
Inventories	433,698	(4,757,516)
Other	(196,695)	(227,666)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(322,361)	(1,781,826)
Contribution to profit-sharing plan	102,000	105,000
Employee compensation and related expenses	1,274	166,201
Income taxes payable	—	79,109
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	997,346	(3,624,162)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,321,185)	(3,926,719)
Increase in cash surrender value of officers’ life insurance	(34,500)	(30,500)
NET CASH USED IN INVESTING ACTIVITIES	(1,355,685)	(3,957,219)
FINANCING ACTIVITIES
Cash dividends paid	(135,989)	(271,978)
NET CASH USED IN FINANCING ACTIVITIES	(135,989)	(271,978)
DECREASE IN CASH	(494,328)	(7,853,359)
Cash at beginning of period	2,225,924	15,081,024
CASH AT END OF PERIOD	$1,731,596	$7,227,665

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

NOTE B — NEW ACCOUNTING STANDARDS

Effective for the quarter ended September 30, 2015, the Company early adopted new accounting guidance issued by the Financial Accounting Standards Board in Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires an entity to measure most inventory at the lower of cost or net realizable value, thereby simplifying the prior guidance requiring inventory measurement at the lower of cost or market. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. ASU 2015-11 will not apply to inventories that are measured using either the last-in, first-out (“LIFO”) method or the retail inventory method. Therefore, the lower of cost or market valuation will continue as the appropriate measurement for inventories valued using the LIFO method or the retail inventory method. The Company will apply ASU 2015-11 prospectively beginning with the quarter ended September 30, 2015.

NOTE C — INVENTORIES

Inventories consist of prime coil, non-standard coil and tubular materials. Prime coil inventory consists primarily of raw materials, non-standard coil inventory consists primarily of raw materials and tubular inventory consists of both raw materials and finished goods. Cost for prime coil inventory is determined using the LIFO method. Cost for non-standard coil inventory is determined using the specific identification method. Cost for tubular inventory is determined using the weighted average method. LIFO inventories are valued at the lower of cost or market. All other inventories are valued at the lower of cost or net realizable value. At September 30, 2015, the value of tubular finished goods inventory was reduced approximately $211,000 to reflect an adjustment arising from the measurement of such inventory at the lower of cost or net realizable value.

A summary of inventory values by product group follows:

	September 30, 2015	March 31, 2015
Prime Coil Inventory	$11,147,315	$8,419,340
Non-Standard Coil Inventory	1,322,983	1,804,635
Tubular Raw Material	935,393	1,888,849
Tubular Finished Goods	27,011,277	28,737,842
	$40,416,968	$40,850,666

NOTE D — DEBT

On May 8, 2015, the Company entered into a credit arrangement for a $5,000,000 revolving line of credit facility (the “Credit Facility”) with JPMorgan Chase Bank N.A. The Credit Facility expires on April 30, 2016. The Credit Facility contains financial covenants that require the Company to not permit: tangible net worth to be less than $57,000,000, ratio of total liabilities to tangible net worth to be greater than 1.00 to 1.00 and net income for any period of four consecutive fiscal quarters to be less than $1.00. At September 30, 2015, the Company did not have borrowings outstanding under the Credit Facility and was not in violation of any of the foregoing financial covenants.

NOTE E — SEGMENT INFORMATION (in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net sales
Coil	$18,288	$21,275	$37,635	$39,182
Tubular	4,878	10,269	9,499	20,267

Total net sales	$23,166	$31,544	$47,134	$59,449
Operating profit (loss)
Coil	$885	$410	$3,040	$6
Tubular	(710)	1,325	(1,347)	2,097
Total operating profit	175	1,735	1,693	2,103
Corporate expenses	480	611	1,210	1,072
Interest & other income	(17)	(15)	(35)	(31)
Total earnings (loss) before taxes	$(288)	$1,139	$518	$1,062

	September 30, 2015	March 31, 2015
Segment assets
Coil	$24,657	$21,249
Tubular	39,291	42,144
	63,948	63,393
Corporate assets	3,034	3,565
	$66,982	$66,958

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

NOTE F — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $161,500 and $278,000 in the six months ended September 30, 2015 and 2014, respectively. The Company paid no interest in the six months ended September 30, 2015 or 2014. Non-cash financing activities consisted of accrued dividends of $67,994 and $135,989 in the six month periods ended September 30, 2015 and 2014, respectively.

NOTE G — INCOME TAXES

The Company’s effective tax rate for the six months ended September 30, 2015 approximated the statutory rate. The Company’s effective tax rate for the six months ended September 30, 2014 differed from the statutory rate due primarily to a change in estimate related to state income taxes payable as of March 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014

During the six months ended September 30, 2015, sales, costs of goods sold and gross profit decreased $12,314,723, $11,901,328 and $413,395, respectively, from the comparable amounts recorded during the six months ended September 30, 2014. The decrease in sales was related to both a decrease in the average per ton selling price and a decline in tons sold. The average per ton selling price decreased from approximately $706 per ton in the 2014 period to approximately $597 per ton in the 2015 period. Tons sold decreased from approximately 84,000 tons in the 2014 period to approximately 79,000 tons in the 2015 period. The decrease in costs of goods sold was related primarily to the decrease in tons sold and a decline in the average per ton cost, which decreased from approximately $665 per ton in the 2014 period to approximately $559 per ton in the 2015 period. The decrease in gross profit was related primarily to the decline in sales volume. Gross profit as a percentage of sales increased from approximately 5.8% in the 2014 period to approximately 6.5% in the 2015 period.

Coil product segment sales decreased approximately $1,547,000 during the 2015 period. This decrease resulted from a decline in the average per ton selling price partially offset by an increase in tons sold. The average per ton selling price decreased from approximately $758 per ton in the 2014 period to approximately $598 per ton in the 2015 period. Coil tons shipped increased from approximately 52,000 tons in the 2014 period to approximately 63,000 tons in the 2015 period. The improvement in coil segment sales volume was primarily attributable to sales to customers manufacturing products used in the commercial freight industry. In the 2015 period, the coil product segment recorded an operating profit of approximately $3,040,000. Coil product segment operating profit as a percentage of segment sales was approximately 8.1% for the 2015 period. In the 2014 period, the coil product segment’s operations recorded break-even results. In the 2015 period, the coil segment results benefitted from a decline in the cost of hot-rolled steel coils and an increase in tons sold. The Company continues to experience intense competition for sales due to the general availability of both domestic and foreign hot-rolled sheet and plate.

The Company is primarily dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. In the 2015 period, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales decreased approximately $10,768,000 during the 2015 period. This decrease resulted from both a decline in tons sold and a decrease in the average per ton selling price. Tons sold declined from approximately 32,000 tons in the 2014 period to approximately 16,000 tons in the 2015 period. The average per ton selling price of tubular products decreased from approximately $624 per ton in the 2014 period to approximately $595 per ton in the 2015 period. The tubular product segment recorded an operating loss of approximately $1,347,000 in the 2015 period and an operating profit of approximately $2,097,000 in the 2014 period. Tubular segment results for the 2015 period were negatively impacted by low market prices and reduced demand for the Company’s products used in the oil and gas industry. In the 2015 period, the Company experienced a reduction in tons produced, which had the effect of increasing the per ton cost of production and decreasing margins earned. Management believes the lower demand for its tubular products is related to soft market conditions created by oversupply, foreign competition and a decline in the U.S. energy business.

U. S. Steel Tubular Products, Inc. (“USS”) is the Company’s primary supplier of tubular products and coil material used in pipe manufacturing and is a customer of finished tubular products. Certain finished tubular products used in the energy business are manufactured by the Company and sold to USS. Loss of USS as a supplier or customer could have a material adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amounts of pipe and coil material that will be available from USS in the future.

Income taxes in the 2015 period decreased $229,542 from the amount recorded in the 2014 period. This decrease was related primarily to the decrease in earnings before taxes in the 2015 period.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

During the three months ended September 30, 2015, sales, costs of goods sold and gross profit decreased $8,378,769, $6,865,543 and $1,513,226, respectively, from the comparable amounts recorded during the three months ended September 30, 2014. The decrease in sales was related to both a decrease in tons sold and a decline in the average per ton selling price. Tons sold decreased from approximately 45,000 tons in the 2014 quarter to approximately 41,000 tons in the 2015 quarter. The average per ton selling price decreased from approximately $703 per ton in the 2014 quarter to approximately $570 per ton in the 2015 quarter. The decrease in costs of goods sold was related primarily to the decrease in tons sold and a decline in the average per ton cost, which decreased from approximately $649 per ton in the 2014 quarter to approximately $547 per ton in the 2015 quarter. The decrease in gross profit was related to both the sales decrease and a decline in margins. Gross profit as a percentage of sales decreased from approximately 7.7% in the 2014 quarter to approximately 3.9% in the 2015 quarter.

Coil product segment sales decreased approximately $2,987,000 during the 2015 quarter. This decrease was related to a decrease in the average per ton selling price partially offset by an increase in tons sold. The average selling price per ton decreased from approximately $769 per ton in the 2014 quarter to approximately $565 per ton in the 2015 quarter. Coil tons shipped increased from approximately 28,000 tons in the 2014 quarter to approximately 32,000 tons in the 2015 quarter. The improvement in coil segment sales volume was primarily attributable to sales to customers manufacturing products used in the commercial freight industry. Coil segment operations recorded operating profits of approximately $885,000 and $410,000 in the 2015 and 2014 quarters, respectively. In the 2015 quarter, the coil segment results benefitted from a decline in the cost of hot-rolled steel coils and an increase in tons sold. The Company continues to experience intense competition for sales due to the general availability of both domestic and foreign hot-rolled sheet and plate.

The Company is primarily dependent on NSC for its supply of coil inventory. In the 2015 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales decreased approximately $5,391,000 during the 2015 quarter. This decrease resulted primarily from a decrease in tons sold. Tubular tons shipped decreased from approximately 17,000 tons in the 2014 quarter to approximately 8,000 tons in the 2015 quarter. The average per ton selling price of tubular products decreased from approximately $596 per ton in the 2014 quarter to approximately $590 per ton in the 2015 quarter. The tubular product segment recorded an operating loss of approximately $710,000 in the 2015 quarter and an operating profit of approximately $1,325,000 in the 2014 quarter. Tubular segment results for the 2015 quarter were negatively impacted by low market prices and reduced demand for the Company’s products used in the oil and gas industry. In the 2015 quarter, the Company experienced a reduction in tons produced, which had the effect of increasing the per ton cost of production and decreasing margins earned. Management believes the lower demand for its tubular products is related to soft market conditions created by oversupply, foreign competition and a decline in the U.S. energy business.

USS is the Company’s primary supplier of tubular products and coil material used in pipe manufacturing and is a customer of finished tubular products. Certain finished tubular products used in the energy business are manufactured by the Company and sold to USS. Loss of USS as a supplier or customer could have a material adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amounts of pipe and coil material that will be available from USS in the future.

Income taxes in the 2015 quarter decreased $468,293 from the amount recorded in the 2014 quarter. This decrease was related primarily to the decrease in earnings before taxes in the 2015 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company remained in a strong, liquid position at September 30, 2015. The current ratios were 20.4 and 18.9 at September 30, 2015 and March 31, 2015, respectively. Working capital was $47,280,624 at September 30, 2015 and $47,466,244 at March 31, 2015.

At September 30, 2015, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash decreased primarily as a result of expenditures related to the construction of the Company’s pipe-finishing facility partially offset by cash generated from operating activities. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

The Company is continuing construction of its pipe-finishing facility in Lone Star, Texas. The Company currently estimates the total construction costs for the facility will be approximately $9,200,000. As of September 30, 2015, capitalized expenditures related to the construction of the facility totaled approximately $8,166,000. The Company expects construction of the facility to be completed in the fourth quarter of fiscal 2016.

The Company has a $5,000,000 revolving line of credit facility (the “Credit Facility”) in place with JPMorgan Chase Bank N.A. The Credit Facility expires on April 30, 2016. As of November 13, 2015, the Company has not borrowed any amounts under the Credit Facility.

The Company believes that its current cash position along with cash flows from operations and borrowing capability are adequate to fund its expected cash requirements for the next 24 months.

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

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended September 30, 2015. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2015 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended September 30, 2015

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

FRIEDMAN INDUSTRIES, INCORPORATED

Date: November 13, 2015
	By:	/s/ ALEX LARUE
Alex LaRue, Vice President – Secretary and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue

Exhibit 32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Alex LaRue

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Schema Document

101.CAL	—	XBRL Calculation Linkbase Document

101.DEF	—	XBRL Definition Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document