Form 10-Q
period 2015-12-31
FRIEDMAN INDUSTRIES INC
filed 2016-02-16
CIK 39092

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

At February 16, 2016, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

TABLE OF CONTENTS

Part I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
Item 4. Controls and Procedures	10
Part II — OTHER INFORMATION	11
Item 6. Exhibits	11
SIGNATURES	12
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	December 31, 2015	March 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$4,462,271	$2,225,924
Accounts receivable, net of allowances for bad debts and cash discounts of $22,276 and $27,276 at December 31 and March 31, 2015, respectively	4,799,295	6,896,186
Inventories	43,169,645	40,850,666
Other	230,261	144,579
TOTAL CURRENT ASSETS	52,661,472	50,117,355
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Buildings and yard improvements	7,101,615	7,026,980
Machinery and equipment	30,851,799	30,690,049
Construction in progress	9,034,924	7,374,177
Less accumulated depreciation	(31,931,376)	(30,656,226)
	16,139,293	15,517,311
OTHER ASSETS:
Deferred income tax asset	80,624	187,358
Cash value of officers’ life insurance and other assets	799,750	1,136,000
TOTAL ASSETS	$69,681,139	$66,958,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,498,467	$2,148,555
Dividends payable	67,994	67,994
Contribution to retirement plan	180,000	51,000
Employee compensation and related expenses	332,457	383,562
TOTAL CURRENT LIABILITIES	5,078,918	2,651,111
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	771,403	1,089,888
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at December 31 and March 31, 2015	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at December 31 and March 31, 2015)	(5,475,964)	(5,475,964)
Retained earnings	32,327,948	31,714,155
TOTAL STOCKHOLDERS’ EQUITY	63,830,818	63,217,025
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,681,139	$66,958,024

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Net sales	$18,548,247	$23,552,636	$65,682,520	$83,001,633
Costs and expenses
Costs of goods sold	17,080,958	22,293,839	61,165,635	78,279,846
General, selling and administrative costs	1,099,682	976,330	3,665,974	3,407,757
	18,180,640	23,270,169	64,831,609	81,687,603
Interest and other income	(328,560)	(15,250)	(363,060)	(45,784)
Earnings before income taxes	696,167	297,717	1,213,971	1,359,814
Provision for (benefit from) income taxes:
Current	175,469	137,591	289,462	617,247
Deferred	35,578	(27,517)	106,734	(92,482)
	211,047	110,074	396,196	524,765
Net earnings	$485,120	$187,643	$817,775	$835,049
Weighted average number of common shares outstanding:
Basic	6,799,444	6,799,444	6,799,444	6,799,444
Diluted	6,799,444	6,799,444	6,799,444	6,799,444
Net earnings per share:
Basic	$0.07	$0.03	$0.12	$0.12
Diluted	$0.07	$0.03	$0.12	$0.12
Cash dividends declared per common share	$0.01	$0.02	$0.03	$0.06

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended December 31
	2015	2014
OPERATING ACTIVITIES
Net earnings	$817,775	$835,049
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation	1,275,150	1,367,550
Provision for deferred taxes	106,734	(92,482)
Provision for postretirement benefits	64,515	57,624
Decrease (increase) in operating assets:
Accounts receivable, net	2,096,891	4,307,687
Inventories	(2,318,979)	(15,531,519)
Other	(85,682)	(111,551)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,349,912	6,270,504
Contribution to retirement plan	129,000	137,500
Employee compensation and related expenses	(51,105)	(174,349)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,384,211	(2,933,987)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,897,132)	(4,732,511)
Change in cash surrender value of officers’ life insurance	(46,750)	(45,750)
NET CASH USED IN INVESTING ACTIVITIES	(1,943,882)	(4,778,261)
FINANCING ACTIVITIES
Cash dividends paid	(203,982)	(407,967)
NET CASH USED IN FINANCING ACTIVITIES	(203,982)	(407,967)
INCREASE (DECREASE) IN CASH	2,236,347	(8,120,215)
Cash at beginning of period	2,225,924	15,081,024
CASH AT END OF PERIOD	$4,462,271	$6,960,809

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

NOTE B — NEW ACCOUNTING STANDARDS

Effective for the quarter ended December 31, 2015, the Company early adopted new accounting guidance issued by the Financial Accounting Standards Board in Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires an entity to classify deferred tax liabilities and assets as noncurrent items in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of an entity be offset and presented as a single amount is not affected by the amendments of ASU 2015-17. The Company will apply ASU 2015-17 prospectively beginning with the quarter ended December 31, 2015.

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

A summary of inventory values by product group follows:

	December 31, 2015	March 31, 2015
Prime Coil Inventory	$15,208,352	$8,419,340
Non-Standard Coil Inventory	1,062,232	1,804,635
Tubular Raw Material	1,526,965	1,888,849
Tubular Finished Goods	25,372,096	28,737,842
	$43,169,645	$40,850,666

NOTE D — DEBT

On May 8, 2015, the Company entered into a credit arrangement for a $5,000,000 revolving line of credit facility (the “Credit Facility”) with JPMorgan Chase Bank N.A. The Credit Facility expires on April 30, 2016. The Credit Facility contains financial covenants that require the Company to not permit: tangible net worth to be less than $57,000,000, ratio of total liabilities to tangible net worth to be greater than 1.00 to 1.00 and net income for any period of four consecutive fiscal quarters to be less than $1.00. At December 31, 2015, the Company did not have borrowings outstanding under the Credit Facility and was not in violation of any of the foregoing financial covenants.

NOTE E — SEGMENT INFORMATION (in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net sales
Coil	$15,203	$15,981	$52,838	$55,162
Tubular	3,345	7,572	12,845	27,840
Total net sales	$18,548	$23,553	$65,683	$83,002

Operating profit (loss)
Coil	$1,817	$416	$4,858	$422
Tubular	(977)	128	(2,324)	2,225
Total operating profit	840	544	2,534	2,647
Corporate expenses	473	261	1,683	1,333
Interest & other income	(329)	(15)	(363)	(46)
Total earnings before taxes	$696	$298	$1,214	$1,360

	December 31, 2015	March 31, 2015
Segment assets
Coil	$26,503	$21,249
Tubular	37,819	42,144
	64,322	63,393
Corporate assets	5,359	3,565
	$69,681	$66,958

Corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate executive and accounting salaries, professional fees and services, bad debts, accrued retirement plan expense, corporate insurance expenses and office supplies. Corporate assets consist primarily of cash and the cash value of officers’ life insurance.

NOTE F — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $162,000 and $688,000 in the nine months ended December 31, 2015 and 2014, respectively. The Company paid no interest in the nine months ended December 31, 2015 or 2014. Non-cash financing activities consisted of accrued dividends of $67,994 and $135,989 in the nine month periods ended December 31, 2015 and 2014, respectively. The quarter ended December 31, 2015 included a $383,000 non-cash transaction to transfer ownership of a life insurance policy from the Company to an officer upon retirement.

NOTE G — INCOME TAXES

The Company’s effective tax rate for the nine months ended December 31, 2015 approximated the statutory rate. The Company’s effective tax rate for the nine months ended December 31, 2014 differed from the statutory rate due primarily to a change in estimate related to state income taxes payable as of March 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014

During the nine months ended December 31, 2015, sales, costs of goods and gross profit decreased $17,319,113, $17,114,211 and $204,902, respectively, from the comparable amounts recorded during the nine months ended December 31, 2014. The decrease in sales was related to both a decrease in the average per ton selling price and a decline in tons sold. The average per ton selling price decreased from approximately $700 per ton in the 2014 period to approximately $569 per ton in the 2015 period. Tons sold declined from approximately 119,000 tons in the 2014 period to approximately 115,000 tons in the 2015 period. The decrease in costs of goods sold was related primarily to a decline in the average per ton cost, which decreased from approximately $660 per ton in the 2014 period to approximately $530 per ton in the 2015 period. Gross profit as a percentage of sales increased from approximately 5.7% in the 2014 period to approximately 6.9% in the 2015 period.

Coil product segment sales decreased approximately $2,324,000 during the 2015 period. This decrease resulted from a decline in the average per ton selling price of coil products partially offset by an increase in tons sold. The average per ton selling price of coil products decreased from approximately $753 per ton in the 2014 period to approximately $570 per ton in the 2015 period. Coil tons shipped increased from approximately 73,000 tons in the 2014 period to approximately 93,000 tons in the 2015 period. The improvement in coil segment sales volume was primarily attributable to sales to customers manufacturing products used in the commercial freight industry. Coil segment operations recorded operating profits of approximately $4,858,000 and $422,000 in the 2015 and 2014 periods, respectively. In the 2015 period, the coil segment results benefitted from a decline in the cost of hot-rolled steel coils and an increase in tons sold. The Company continues to experience intense competition for sales due to general availability of both domestic and foreign hot-rolled sheet and plate.

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

Tubular product segment sales decreased approximately $14,995,000 during the 2015 period. This decrease resulted from both a decline in tons sold and a decrease in the average per ton selling price. Tubular tons shipped decreased from approximately 45,000 tons in the 2014 period to approximately 23,000 tons in the 2015 period. The average per ton selling price of tubular products decreased from approximately $614 per ton in the 2014 period to $565 per ton in the 2015 period. The tubular product segment recorded an operating loss of approximately $2,324,000 in the 2015 period and an operating profit of approximately $2,225,000 in the 2014 period. Tubular segment results for the 2015 period were negatively impacted by low market prices and reduced demand for the Company’s products used in the oil and gas industry. In the 2015 period, the Company experienced a reduction in tons produced, which had the effect of increasing the per ton cost of production and decreasing margins earned. Management believes the lower demand for its tubular products is related to soft market conditions created by oversupply, foreign competition and a decline in the U.S. energy business.

U. S. Steel Tubular Products, Inc. (“USS”) is the Company’s primary supplier of tubular products and coil material used in pipe manufacturing and is a customer of the Company’s finished tubular products. Certain finished tubular products used in the energy business are manufactured by the Company and sold to USS. Loss of USS as a supplier or customer could have a material adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amounts of pipe and coil material that will be available from USS in the future.

Other income in the 2015 period increased $317,276 from the amount recorded in the 2014 period. This increase was related primarily to a $316,310 settlement received by the Company as a member of the settlement class related to steel antitrust litigation brought against certain steel manufacturers. The litigation continues against certain non-settling defendants but the Company is unable to estimate the amount of future proceeds, if any, to be received.

Income taxes in the 2015 period decreased $128,569 from the amount recorded in the 2014 period. This decrease was related primarily to the decrease in earnings before taxes in the 2015 period and to a change in estimate related to state income taxes payable during the 2014 period.

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

During the three months ended December 31, 2015, sales and costs of goods sold decreased $5,004,389 and $5,212,881, respectively, and gross profit increased $208,492 from the comparable amounts recorded during the three months ended December 31, 2014. The decrease in sales was related to a decrease in the average per ton selling price partially offset by an increase in tons sold. The average per ton selling price decreased from approximately $684 per ton in the 2014 quarter to approximately $509 per ton in the 2015 quarter. Tons sold increased from approximately 34,000 tons in the 2014 quarter to approximately 36,500 tons in the 2015 quarter. The decrease in costs of goods sold was related to a decline in the per ton cost from approximately $647 per ton in the 2014 quarter to approximately $469 per ton in the 2015 quarter. Gross profit as a percentage of sales increased from approximately 5.3% in the 2014 quarter to approximately 7.9% in the 2015 quarter.

Coil product segment sales decreased approximately $778,000 during the 2015 quarter. This decrease resulted from a decline in the average per ton selling price partially offset by an increase in tons sold. The average selling price decreased from approximately $742 per ton in the 2014 quarter to $512 per ton in the 2015 quarter. Coil tons shipped increased from approximately 22,000 tons in the 2014 quarter to approximately 30,000 tons in the 2015 quarter. The improvement in coil segment sales volume was primarily attributable to sales to customers manufacturing products used in the commercial freight industry. Coil segment operations recorded operating profits of approximately $1,817,000 and $416,000 in the 2015 and 2014 quarters, respectively. In the 2015 quarter, the coil segment results benefitted from a decline in the cost of hot-rolled steel coils and an increase in tons sold. The Company continues to experience intense competition for sales due to the general availability of both domestic and foreign hot-rolled sheet and plate.

The Company is primarily dependent on NSC for its supply of coil inventory. In the 2015 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales decreased approximately $4,227,000 during the 2015 quarter. This decrease resulted from both a decline in tons sold and a decrease in the average per ton selling price. Tubular tons shipped decreased from approximately 13,000 tons in the 2014 quarter to approximately 7,000 tons in the 2015 quarter. The average per ton selling price of tubular products decreased from approximately $587 per ton in the 2014 quarter to approximately $495 per ton in the 2015 quarter. The tubular product segment recorded an operating loss of approximately $977,000 in the 2015 quarter and an operating profit of approximately $128,000 in the 2014 quarter. Tubular segment results for the 2015 quarter were negatively impacted by low market prices and reduced demand for the Company’s products used in the oil and gas industry. In the 2015 quarter, the Company experienced a reduction in tons produced, which had the effect of increasing the per ton cost of production and decreasing margins earned. Management believes the lower demand for its tubular products is related to soft market conditions created by oversupply, foreign competition and a decline in the U.S. energy business.

USS is the Company’s primary supplier of tubular products and coil material used in pipe manufacturing and is a customer of the Company’s finished tubular products. Certain finished tubular products used in the energy business are manufactured by the Company and sold to USS. Loss of USS as a supplier or customer could have a material adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amounts of pipe and coil material that will be available from USS in the future.

During the 2015 quarter, general, selling and administrative costs increased $123,352 from the amount recorded during the 2014 quarter. This increase was related primarily to increases in bonuses and commissions associated with the increase in earnings and sales volume.

Other income in the 2015 quarter increased $313,310 from the amount recorded in the 2014 period. This increase was related primarily to a $316,310 settlement received by the Company as a member of the settlement class related to steel antitrust litigation brought against certain steel manufacturers. The litigation continues against certain non-settling defendants but the Company is unable to estimate the amount of future proceeds, if any, to be received.

Income taxes in the 2015 quarter increased $100,973 from the amount recorded in the 2014 quarter. This increase was related primarily to the increase in earnings before taxes in the 2015 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company remained in a strong, liquid position at December 31, 2015. The current ratios were 10.4 and 18.9 at December 31, 2015 and March 31, 2015, respectively. Working capital was $47,582,554 at December 31, 2015 and $47,466,244 at March 31, 2015.

At December 31, 2015, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash increased as a result of operating activities partially offset by purchases of property, plant and equipment and the payment of cash dividends. The Company will continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

The Company is continuing construction of its pipe-finishing facility in Lone Star, Texas. The Company currently estimates the total construction costs for the facility will be approximately $9,200,000. As of December 31, 2015, capitalized expenditures related to the construction of the facility totaled approximately $8,621,000. The Company expects construction of the facility to be completed in the first quarter of fiscal 2017.

The Company has a $5,000,000 revolving line of credit facility (the “Credit Facility”) in place with JPMorgan Chase Bank N.A. The Credit Facility expires on April 30, 2016. As of February 16, 2016, the Company has not borrowed any amounts under the Credit Facility.

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

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended December 31, 2015. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended December 31, 2015 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended December 31, 2015

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

Date: February 16, 2016
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