Form 10-K
period 2016-03-31
FRIEDMAN INDUSTRIES INC
filed 2016-06-29
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

Texas	74-1504405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19747 Hwy 59 N Suite 200, Humble, TX	77338
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 672-9433

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value	NYSE MKT

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

Yes                 No     X

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 2015 (computed by reference to the closing price on such date) was approximately $40,347,000.

The number of shares of the registrant’s Common Stock outstanding at June 29, 2016 was 6,799,444 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 2016 — Part II.

Proxy Statement for the 2016 Annual Meeting of Shareholders of Friedman Industries, Incorporated — Part III.

PART I

Item 1.   Business

Friedman Industries, Incorporated (the “Company”), a Texas corporation incorporated in 1965, is engaged in steel processing, pipe manufacturing and processing and steel and pipe distribution.

The Company has two product groups: coil and tubular products. Significant financial information relating to the Company’s product groups for the last two years is contained in Note 8 of the Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2016, which financial statements are incorporated herein by reference in Item 8 hereof.

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

TTP operates two pipe mills. Both pipe mill #1 and pipe mill #2 are American Petroleum Institute-licensed to manufacture line and oil country pipe and also manufacture pipe for structural purposes that meets other recognized industry standards. Pipe mill #1 focuses on producing pipe with outside diameters (“OD”) of 6 5/8” and 8 5/8”. Pipe mill #2 is capable of producing pipe with OD ranging from 2 3/8” to 5 9/16” with the majority of production focusing on OD of 4 1/2”, 5 1/2” and 5 9/16”. TTP also employs various pipe processing equipment, including beveling machines, pipe handling equipment and other related machinery.

The Company is currently constructing a pipe-finishing facility in Lone Star, Texas that it expects to be completed during the second quarter of fiscal 2017. The facility will focus primarily on threading and coupling oil country tubular goods.

Historically, the Company has purchased steel coils from U.S. Steel Tubular Products, Inc. (“USS”), an affiliate of United States Steel Corporation, converted these coils into line and oil country pipe, and sold this pipe to USS pursuant to orders received from USS. In recent years, orders from USS have declined due to the increased presence of low priced imported material. In fiscal 2016 and fiscal 2015, orders from USS were also negatively impacted by a significant decline in the U.S. energy industry. The Company has also purchased new mill reject pipe from USS and marketed it to other customers for structural and other miscellaneous applications. In March 2016, USS announced it was temporarily idling its Lone Star Tubular Operations facility due to weak market conditions. The Company is unable to provide an estimate of how long USS’s Lone Star facility will be idled. The Company expects orders from USS to remain low and supplies of new mill reject pipe from USS to be significantly reduced while USS’s Lone Star facility remains idled and the U.S. energy industry remains depressed.

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

Marketing

The following table sets forth the approximate percentage of total sales contributed by each group of products and services during each of the Company’s last two fiscal years:

Product and Service Groups	2016	2015
Coil Products	81%	67%
Tubular Products	19%	33%

Coil Products.  The Company sells coil products and processing services to approximately 125 customers located primarily in the midwestern, southwestern and southeastern regions of the United States. The Company’s principal customers for these products and services are steel distributors and customers fabricating steel products such as storage tanks, steel buildings, farm machinery and equipment, construction equipment, transportation equipment, conveyors and other similar products. During the fiscal years ended March 31, 2016 and 2015, one and two customers of coil products, respectively, accounted for at least 25% of the Company’s total sales. Sales of coil products to Trinity Industries, Inc. accounted for approximately 35% and 21% of the Company’s total sales in fiscal 2016 and 2015, respectively.

The Company sells substantially all of its coil products through its own sales force. At March 31, 2016, the sales force was comprised of three professional sales personnel under the direction of the Senior Vice President — Sales and Marketing. Sales personnel are paid on a salary and commission basis.

The Company makes regular commitments with many of its larger customers to supply minimum quantities of steel during agreed upon periods of time.

Tubular Products.  The Company sells its tubular products nationally to approximately 135 customers. The Company’s principal customers for these products are steel and pipe distributors, piling contractors and, historically, USS. In fiscal years 2016 and 2015, no individual tubular customer accounted for 10% or more of the Company’s total sales.

The Company sells substantially all of its tubular products through its own sales force comprised of a sales manager and two professional sales personnel under the direction of the Senior Vice President — Sales and Marketing. Sales personnel are paid on a salary and commission basis.

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

Employees

At March 31, 2016, the Company had 86 full-time employees and 3 part-time employees.

Executive Officers of the Company

The following table sets forth as of March 31, 2016, for each executive officer of the Company, the name, age, officer positions and arrangements with other persons regarding his selection as an officer, if any, and the period during which such officer has served in such capacity:

Name	Age	Position, Offices with the Company and Other Arrangements, if any
William E. Crow (1)	68	Chief Executive Officer since 2006 and President since 1995; formerly Chief Operating Officer since 1995; Vice President since 1981 and President of Texas Tubular Products Division since August 1990
Thomas Thompson	65	Senior Vice President — Sales and Marketing since 1995; formerly Vice President — Sales since 1990
Robert Sparkman (2)	59	Senior Vice President — Operations since 2015; formerly Vice President of Sales — Coil Division since 2002
Alex LaRue	30	Vice President — Secretary and Treasurer since 2014; formerly Assistant Vice President — Secretary and Treasurer since 2013; formerly Controller — Texas Tubular Products since 2011

(1)	As previously disclosed on Form 8-K, effective April 1, 2016, Mr. Crow is no longer serving as President of the Company, but will continue as Chief Executive Officer.

(2)	As previously disclosed on Form 8-K, on April 1, 2016, Mr. Sparkman began serving as President and Chief Operating Officer of the Company.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

Not required.

Item 2.  Properties

The principal real properties of the Company are described in the following table:

Location	Approximate Size	Ownership
Lone Star, Texas
Plant — Texas Tubular Products	161,000 sq. feet	Owned(1)
Offices — Texas Tubular Products	12,200 sq. feet	Owned(1)
Land — Texas Tubular Products	122.4 acres	Owned(1)
Longview, Texas
Offices	2,600 sq. feet	Leased(2)
Humble, TX
Offices	2,500 sq. feet	Leased(3)
Hickman, Arkansas
Plant and Warehouse — Coil Products	42,600 sq. feet	Owned(1)
Offices — Coil Products	2,500 sq. feet	Owned(1)
Land — Coil Products	26.2 acres	Owned(1)
Decatur, Alabama
Plant and Warehouse — Coil Products	48,000 sq. feet	Owned(1)
Offices — Coil Products	2,000 sq. feet	Owned(1)
Land — Coil Products	47.3 acres	Owned(1)

(1)	All of the Company’s owned real properties, plants and offices are held in fee and are not subject to any mortgage or deed of trust.

(2)	The office lease is with a non-affiliated party, expires on April 30, 2018, and provides for an annual rental payment by the Company of $32,736.

(3)	The office lease is with a non-affiliated party, expires on December 31, 2016, and provides for an annual rental payment by the Company of $37,826.

Item 3.  Legal Proceedings

The Company is a class member of pending steel antitrust class action litigation brought against certain steel manufacturers in the United States District Court for the Northern District of Illinois. The litigation was initiated by several complaints filed in September and October of 2008 alleging the defendants conspired, in violation of the U.S. antitrust laws, to restrict their output and therefore raise or fix the prices for steel products sold for delivery in the United States between April 1, 2005 and December 31, 2007. The plaintiffs seek monetary and other relief on behalf of themselves and the class. In fiscal 2016, the Company received settlement proceeds of $316,310 related to this litigation. The litigation continues against the non-settling defendants, Nucor Corporation, Steel Dynamics, Inc. and SSAB Swedish Steel Corporation, but the Company is unable to estimate the amount of future proceeds, if any, to be received.

The Company is not a party to, nor is its property the subject of, any other material pending legal proceedings.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded principally on the NYSE MKT (Symbol: FRD).

Reference is hereby made to the sections of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2016, entitled “Description of Business — Range of High and Low Sales Prices of Common Stock” and “Description of Business — Cash Dividends Declared Per Share of Common Stock”, which sections are hereby incorporated herein by reference.

The approximate number of shareholders of record of Common Stock of the Company as of May 27, 2016 was 235.

Item 6.  Selected Financial Data

Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2016, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and notes thereto of the Company included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2016, are hereby incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2016 and 2015

Consolidated Statements of Earnings — Years ended March 31, 2016 and 2015

Consolidated Statements of Stockholders’ Equity — Years ended March 31, 2016 and 2015

Consolidated Statements of Cash Flows — Years ended March 31, 2016 and 2015

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Information with respect to supplementary financial information relating to the Company appears in Note 9 — Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements incorporated herein by reference above in this Item 8 from the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2016.

The following supplementary schedule for the Company for the year ended March 31, 2016, is included elsewhere in this report:

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

Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting appears on page 16 of the Company’s Annual Report to Shareholders for the year ended March 31, 2016, which is incorporated herein by reference. This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Except as otherwise set forth below, information with respect to Item 10 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2016 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2016 fiscal year.

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

Item 11.  Executive Compensation

Information with respect to Item 11 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2016 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2016 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The Company had no equity compensation plans as of March 31, 2016.

Security Ownership Information

The additional information with respect to Item 12 regarding the security ownership of certain beneficial owners and management, and related matters, is hereby incorporated herein by reference from the Company’s proxy statement in respect to the 2016 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2016 fiscal year.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information with respect to Item 13 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2016 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2016 fiscal year.

Item 14.  Principal Accountant Fees and Services

Information with respect to Item 14 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2016 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2016 fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents included in this report

1. Financial Statements

The following financial statements and notes thereto of the Company are included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2016, which is incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2016 and 2015

Consolidated Statements of Earnings — Years ended March 31, 2016 and 2015

Consolidated Statements of Stockholders’ Equity — Years end March 31, 2016 and 2015

Consolidated Statements of Cash Flows — Years ended March 31, 2016 and 2015

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

3.3	—	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 9, 2006).

**13.1	—	The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2016.

**14.1	—	Friedman Industries, Incorporated Code of Conduct and Ethics.

**21.1	—	List of Subsidiaries.

**31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.

**31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

**32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.

**32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

**101.INS	—	XBRL Instance Document.

**101.SCH	—	XBRL Taxonomy Schema Document.

**101.CAL	—	XBRL Calculation Linkbase Document.

**101.DEF	—	XBRL Definition Linkbase Document.

**101.LAB	—	XBRL Label Linkbase Document.

**101.PRE	—	XBRL Presentation Linkbase Document.

**	Filed herewith.

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

Dated: June 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Friedman Industries, Incorporated in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM E. CROW	Chief Executive Officer and Director	June 29, 2016
William E. Crow	(Principal Executive Officer)

/S/ ALEX LARUE	Vice President — Secretary and Treasurer	June 29, 2016
Alex LaRue	(Principal Financial Officer)

/S/ DURGA D. AGRAWAL	Director	June 29, 2016
Durga D. Agrawal

/S/ CHARLES W. HALL	Director	June 29, 2016
Charles W. Hall

/S/ ALAN M. RAUCH	Director	June 29, 2016
Alan M. Rauch

/S/ MAX REICHENTHAL	Director	June 29, 2016
Max Reichenthal

/S/ JOEL SPIRA	Director	June 29, 2016
Joel Spira

/S/ JOE L. WILLIAMS	Director	June 29, 2016
Joe L. Williams

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FRIEDMAN INDUSTRIES, INCORPORATED

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe(A)	Deductions— Describe(B)	Balance at End of Period
Year ended March 31, 2016
Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$27,276	$4,153	$334,796	$343,949	$22,276

Year ended March 31, 2015
Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$27,276	$4,306	$484,451	$488,757	$27,276

(A)	Cash discounts allowed on sales and charged against revenue.

(B)	Accounts receivable written off and cash discounts allowed on sales.

S-1

EXHIBIT INDEX

Exhibit No.		Description

3.1	—	Articles of Incorporation of the Company, as amended (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1982).

3.2	—

Articles of Amendment to the Articles of Incorporation of the Company, as filed with the Texas Secretary of State on September 22, 1987 (filed as an exhibit to and incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 1988).

3.3	—	Amended and Restated By laws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 9, 2006).

**13.1	—	The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2016.

**14.1	—	Friedman Industries, Incorporated Code of Conduct and Ethics.

**21.1	—	List of Subsidiaries.

**31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.

**31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

**32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow.

**32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

**101.INS	—	XBRL Instance Document.

**101.SCH	—	XBRL Taxonomy Schema Document.

**101.CAL	—	XBRL Calculation Linkbase Document.

**101.DEF	—	XBRL Definition Linkbase Document.

**101.LAB	—	XBRL Label Linkbase Document.

**101.PRE	—	XBRL Presentation Linkbase Document.

**	Filed herewith.

Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Alex LaRue, Vice President — Secretary and Treasurer, Friedman Industries, Incorporated, P.O. Box 62388, Houston, Texas 77205.