Form 10-Q
period 2016-06-30
FRIEDMAN INDUSTRIES INC
filed 2016-08-15
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

At August 15, 2016, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

TABLE OF CONTENTS

Part I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	9
Item 4. Controls and Procedures	10
Part II — OTHER INFORMATION	11
Item 6. Exhibits	11
SIGNATURES	12
EXHIBIT INDEX	13
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	JUNE 30, 2016	MARCH 31, 2016
ASSETS
CURRENT ASSETS:
Cash	$817,844	$2,796,762
Accounts receivable, net of allowances for bad debts and cash discounts of $22,276 at June 30 and March 31, 2016, respectively	7,347,698	4,822,386
Inventories	39,859,532	41,939,128
Other	25,274	143,380
TOTAL CURRENT ASSETS	48,050,348	49,701,656
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Buildings and yard improvements	7,111,735	7,111,735
Machinery and equipment	31,409,599	30,903,321
Construction in progress	8,893,209	9,200,799
Less accumulated depreciation	(32,731,946)	(32,329,947)
	15,764,928	15,968,239
OTHER ASSETS:
Deferred income tax asset	449,658	408,502
Federal and state income taxes recoverable	1,068,338	—
Cash value of officers’ life insurance and other assets	533,750	812,000
TOTAL ASSETS	$65,867,022	$66,890,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,181,329	$2,476,699
Dividends payable	67,994	67,994
Contribution to retirement plan	87,000	43,500
Employee compensation and related expenses	313,845	277,557
TOTAL CURRENT LIABILITIES	3,650,168	2,865,750
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	507,021	785,600
TOTAL LIABILITIES	4,157,189	3,651,350
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at June 30 and March 31, 2016	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at June 30 and March 31, 2016)	(5,475,964)	(5,475,964)
Retained earnings	30,206,963	31,736,177
TOTAL STOCKHOLDERS’ EQUITY	61,709,833	63,239,047
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,867,022	$66,890,397

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2016	2015
Net Sales	$22,393,764	$23,968,569
Costs and expenses
Costs of goods sold	23,646,752	21,826,676
General, selling and administrative costs	1,092,750	1,353,456
	24,739,502	23,180,132
EARNINGS (LOSS) FROM OPERATIONS	(2,345,738)	788,437
Interest and other income	(14,750)	(17,250)
EARNINGS (LOSS) BEFORE INCOME TAXES	(2,330,988)	805,687
Income tax provision (benefit):
Current	(828,613)	244,160
Deferred	(41,156)	35,578
	(869,769)	279,738
NET EARNINGS (LOSS)	$(1,461,219)	$525,949
Average number of common shares outstanding:
Basic	6,799,444	6,799,444
Diluted	6,799,444	6,799,444
Net earnings (loss) per share:
Basic	$(0.21)	$0.08
Diluted	$(0.21)	$0.08
Cash dividends declared per common share	$0.01	$0.01

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2016	2015
OPERATING ACTIVITIES
Net earnings (loss)	$(1,461,219)	$525,949
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Depreciation	401,999	427,950
Deferred taxes	(41,156)	35,578
Change in postretirement benefits	14,420	23,171
Federal and state income taxes recoverable	(1,068,338)	—
Decrease (increase) in operating assets:
Accounts receivable	(2,525,312)	1,244,504
Inventories	2,079,596	680,834
Other current assets	118,106	126,456
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	704,630	(778,408)
Income taxes payable	—	62,974
Contribution to retirement plan	43,500	51,000
Employee compensation and related expenses	36,288	118,971
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,697,486)	2,518,979
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(198,688)	(835,230)
Increase in cash surrender value of officers’ life insurance	(14,750)	(17,250)
NET CASH USED IN INVESTING ACTIVITIES	(213,438)	(852,480)
FINANCING ACTIVITIES
Cash dividends paid	(67,994)	(67,994)
NET CASH USED IN FINANCING ACTIVITIES	(67,994)	(67,994)
INCREASE (DECREASE) IN CASH	(1,978,918)	1,598,505
Cash at beginning of period	2,796,762	2,225,924
CASH AT END OF PERIOD	$817,844	$3,824,429

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes of Friedman Industries, Incorporated (the “Company”) included in its annual report on Form 10-K for the year ended March 31, 2016.

NOTE B — NEW ACCOUNTING STANDARDS

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a new lease accounting standard that requires lessees to recognize a right of use asset and related lease liability for most leases having lease terms of more than 12 months.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.  This new guidance is effective for annual and interim periods beginning after December 15, 2018, but can be early adopted.  The Company is evaluating the impact that adoption of the provisions of ASU 2016-02 will have on its consolidated financial statements but does not expect a material impact.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 states that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The update supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016; early application is not permitted. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and only permits entities to adopt the standard one year earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact that adoption of the provisions of ASU 2014-09 will have on its consolidated financial statements but does not expect a material impact.

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

A summary of inventory values by product group follows:

	June 30, 2016	March 31, 2016
Prime Coil Inventory	$12,678,396	$14,168,626
Non-Standard Coil Inventory	1,504,441	992,163
Tubular Raw Material	358,570	1,566,048
Tubular Finished Goods	25,318,125	25,212,291
	$39,859,532	$41,939,128

NOTE D — DEBT

On May 8, 2015, the Company entered into a credit arrangement for a $5,000,000 revolving line of credit facility (the “Credit Facility”) with JPMorgan Chase Bank N.A. The Credit Facility expired on April 30, 2016. The Company did not borrow any amounts under the Credit Facility.

NOTE E — SEGMENT INFORMATION (in thousands)

	THREE MONTHS ENDED JUNE 30,
	2016	2015
Net sales
Coil	$18,999	$19,348
Tubular	3,395	4,621
Total net sales	$22,394	$23,969
Operating profit (loss)
Coil	$(1,515)	$2,155
Tubular	(274)	(637)
Total operating profit (loss)	(1,789)	1,518
Corporate expenses	557	729
Interest & other income	(15)	(17)
Earnings (loss) before income taxes	$(2,331)	$806

	June 30, 2016	March 31, 2016
Segment assets
Coil	$26,188	$25,317
Tubular	36,792	37,543
	62,980	62,860
Corporate assets	2,887	4,030
	$65,867	$66,890

Corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate executive and accounting salaries, professional fees and services, bad debts, retirement plan contribution expense, corporate insurance expenses and office supplies. Corporate assets consist primarily of cash, the cash value of officers’ life insurance and federal and state income taxes recoverable.

NOTE F — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $13,500 and $29,500 in the quarters ended June 30, 2016 and 2015, respectively. No interest was paid in the quarters ended June 30, 2016 and 2015, respectively. Noncash financing activities consisted of accrued dividends of $67,994 in both the quarters ended June 30, 2016 and 2015, respectively. The quarter ended June 30, 2016 included a $293,000 non-cash transaction to transfer ownership of a life insurance policy from the Company to an officer upon retirement.

NOTE G — INCOME TAXES

The Company’s effective tax rate for the quarter ended June 30, 2016 differed from the statutory rate due primarily to state income tax benefits resulting from the loss before taxes. The Company’s effective tax rate for the quarter ended June 30, 2015 approximated the statutory rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

During the three months ended June 30, 2016, sales decreased $1,574,805 and costs of goods sold increased $1,820,076 resulting in a gross profit decline of $3,394,881 compared to the amounts recorded during the three months ended June 30, 2015. The decrease in sales resulted from a decline in the average selling price partially offset by an increase in tons sold. The average per ton selling price decreased from approximately $627 per ton in the 2015 quarter to approximately $519 per ton in the 2016 quarter. Tons sold increased from approximately 38,000 tons in the 2015 quarter to approximately 43,000 tons in the 2016 quarter. The increase in costs of goods sold was related primarily to the increase in tons sold partially offset by a decline in the average per ton cost from approximately $571 per ton in the 2015 quarter to approximately $548 per ton in the 2016 quarter. Gross margin as a percentage of sales decreased from a gross profit of approximately 8.9% in the 2015 quarter to a gross loss of approximately 5.6% in the 2016 quarter.

Coil product segment sales decreased approximately $349,000 during the 2016 quarter. This decrease was related to a decline in the average per ton selling price partially offset by an increase in coil tons sold. The average per ton selling price decreased from approximately $633 per ton in the 2015 quarter to approximately $515 per ton in the 2016 quarter. Tons sold increased from approximately 30,500 tons in the 2015 quarter to approximately 37,000 tons in the 2016 quarter. Coil segment operations recorded an operating loss of approximately $1,515,000 in the 2016 quarter and an operating profit of approximately $2,155,000 in the 2015 quarter. Coil segment operating results were negatively impacted during the 2016 quarter by volatility in the price of hot-rolled steel coils. The coil product segment’s prime coil inventory is valued using the last-in, first-out (“LIFO”) method. The LIFO method applies the most recent inventory costs to sales. Therefore, it is characteristic of the LIFO method for costs of goods sold to be higher during periods of rising costs and for costs of goods sold to be lower during periods of declining costs. The price of hot-rolled steel coils purchased during the three months ended June 30, 2016 increased sharply resulting in higher costs of goods sold and reduced margins. Operating results for the 2016 quarter were also negatively impacted by a high volume of shipments under orders with fixed selling prices that were received from customers during fiscal 2016 when steel prices were at a lower level. The Company purchased the material necessary to fulfill these orders when they were accepted to take advantage of the lower steel prices; however, due to LIFO valuation and the subsequent rise in steel prices, sales against these orders during the 2016 quarter were matched with the most recent higher material costs. The Company shipped approximately 13,500 tons against these orders during the three months ended June 30, 2016 and expects to ship approximately 5,000 tons against these orders during the quarters ended September 30, 2016 and December 31, 2016, combined. The Company continues to experience intense competition for sales due to the general availability of both domestic and foreign hot-rolled sheet and plate.

The Company is primarily dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. In the 2016 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales decreased approximately $1,226,000 during the 2016 quarter. This decrease resulted from both a decrease in the average per ton selling price and a decline in tons sold. The average per ton selling price of tubular products decreased from approximately $601 per ton in the 2015 quarter to approximately $540 per ton in the 2016 quarter. Tons sold declined from approximately 8,000 tons in the 2015 quarter to approximately 6,000 tons in the 2016 quarter. Tubular segment operations recorded operating losses of approximately $274,000 and $637,000 in the 2016 and 2015 quarters, respectively. Tubular segment results for the 2016 quarter were negatively impacted by a prolonged recession in the U.S. energy business. The recession directly impacted demand for the Company’s products used in the oil and gas industry. Management further believes that the recession had a negative indirect impact on sales of the segment’s other products, due to ensuing reluctance among pipe distributors, the segment’s primary customers, to purchase tubular products, generally. Management believes the low demand for its tubular products is related to soft market conditions created by oversupply, foreign competition and a decline in the U.S. energy business.

U. S. Steel Tubular Products, Inc. (“USS”) has been the primary supplier of new mill reject pipe to the Company and a significant customer of the Company’s manufactured tubular products used in the energy business. Historically, the Company’s manufactured tubular products sold to USS were produced from coil material purchased from USS. In recent years, sales of tubular products to USS have declined. Management believes the downward trend is a direct impact of the increased presence of low-priced imported material. In the 2016 and 2015 quarters, sales to USS were also negatively affected by a decline in the U.S. energy business. In March 2016, USS announced it was temporarily idling its Lone Star Tubular Operations facility due to weak market conditions. The Company is unable to provide an estimate of how long USS’s Lone Star facility will be idled. The Company expects orders from USS to remain low and supplies of new mill reject pipe from USS to be significantly reduced while USS’s Lone Star facility remains idled and the U.S. energy industry remains depressed. The Company continues to manufacture pipe for sale to customers other than USS and sources coil material for this pipe production from domestic steel mills other than USS. Accordingly, the Company does not believe the idling of any USS facility will impact the ability of the Company to receive adequate coil supply for pipe manufacturing demands. Loss of USS as a supplier or customer could have a material adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amounts of pipe and coil material that will be available from USS in the future.

During the 2016 quarter, general, selling and administrative costs decreased $260,706 from the amount recorded during the 2015 quarter. This decrease was related primarily to a decline in bonuses associated with the decreased earnings and a reduction in the number of administrative employees for the Company’s tubular segment.

Income taxes in the 2016 quarter decreased $1,149,507 from the amount recorded in the 2015 quarter. This decrease was related primarily to the decrease in earnings before taxes in the 2016 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company remained in a strong, liquid position at June 30, 2016. The current ratios were 13.2 at June 30, 2016 and 17.3 at March 31, 2016. Working capital was $44,400,180 at June 30, 2016, and $46,835,906 at March 31, 2016.

During the quarter ended June 30, 2016, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash decreased primarily as a result of cash used in operating activities and the purchase of property, plant and equipment. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

The Company is continuing construction of its pipe-finishing facility in Lone Star, Texas. The Company currently estimates the total construction costs for the facility will be approximately $9,200,000. As of June 30, 2016, capitalized expenditures related to the construction of the facility totaled approximately $8,893,000. The Company expects the facility to be completed in the third quarter of fiscal 2017.

The Company entered into a Credit Agreement on May 8, 2015 with JPMorgan Chase Bank N.A. to provide a $5,000,000 revolving line of credit facility (the “Credit Facility”). The Credit Facility expired on April 30, 2016. The Company did not borrow any amounts under the Credit Facility. The Company currently has no plans to renew the Credit Facility or to enter into any other credit arrangement.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 24 months.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy that requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventory requires estimates of the year end quantities, which is inherently difficult. Historically, these estimates have been materially correct. During the quarter ended June 30, 2016, LIFO inventories were partially liquidated. The Company does not anticipate replacing these inventories by year end. The impact of this liquidation decreased costs of goods sold by approximately $393,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended June 30, 2016. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2016 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended June 30, 2016

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

FRIEDMAN INDUSTRIES, INCORPORATED

Date: August 15, 2016	By	/s/ ALEX LARUE
Alex LaRue, Vice President – Secretary and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue

Exhibit 32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by William E. Crow

Exhibit 32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Alex LaRue

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.