Form 10-Q
period 2016-09-30
FRIEDMAN INDUSTRIES INC
filed 2016-11-14
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At November 14, 2016, the number of shares outstanding of the issuer’s only class of stock was 6,799,444 shares of Common Stock.

TABLE OF CONTENTS

Part I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
Item 4. Controls and Procedures	11
Part II — OTHER INFORMATION	12
Item 6. Exhibits	12
SIGNATURES	13
EXHIBIT INDEX	14
EX-31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow
EX-31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue
EX-32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow
EX-32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue
EX-101 XBRL Instance Document
EX-101 XBRL Schema Document
EX-101 XBRL Calculation Linkbase Document
EX-101 XBRL Definition Linkbase Document
EX-101 XBRL Labels Linkbase Document
EX-101 XBRL Presentation Linkbase Document

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30, 2016	March 31, 2016
ASSETS
CURRENT ASSETS:
Cash	$7,133,315	$2,796,762
Accounts receivable, net of allowances for bad debts and cash discounts of $22,276 at September 30 and March 31, 2016, respectively	5,202,943	4,822,386
Inventories	34,051,404	41,939,128
Other	264,758	143,380
TOTAL CURRENT ASSETS	46,652,420	49,701,656
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Buildings and yard improvements	7,111,735	7,111,735
Machinery and equipment	31,445,743	30,903,321
Construction in progress	9,095,164	9,200,799
Less accumulated depreciation	(33,133,947)	(32,329,947)
	15,601,026	15,968,239
OTHER ASSETS:
Deferred income tax asset	947,561	408,502
Federal income taxes recoverable	913,347	—
Cash value of officers’ life insurance and other assets	548,500	812,000
TOTAL ASSETS	$64,662,854	$66,890,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,603,316	$2,476,699
Dividends payable	67,994	67,994
Contribution to retirement plan	130,500	43,500
Employee compensation and related expenses	301,646	277,557
TOTAL CURRENT LIABILITIES	3,103,456	2,865,750
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	521,441	785,600
TOTAL LIABILITIES	3,624,897	3,651,350
COMMITMENTS AND CONTINGENCIES (SEE NOTE 4)
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at September 30 and March 31, 2016	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at September 30 and March 31, 2016)	(5,475,964)	(5,475,964)
Retained earnings	29,535,087	31,736,177
TOTAL STOCKHOLDERS’ EQUITY	61,037,957	63,239,047
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,662,854	$66,890,397

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Net sales	$18,317,506	$23,165,705	$40,711,270	$47,134,273
Costs and expenses
Costs of goods sold	18,363,217	22,258,002	42,009,969	44,084,677
General, selling and administrative costs	915,829	1,212,836	2,008,579	2,566,292
	19,279,046	23,470,838	44,018,548	46,650,969
Interest and other income	(14,750)	(17,250)	(29,500)	(34,500)
Earnings (loss) before income taxes	(946,790)	(287,883)	(3,277,778)	517,804
Provision for (benefit from) income taxes:
Current	154,995	(130,167)	(673,618)	113,993
Deferred	(497,903)	35,578	(539,059)	71,156

	(342,908)	(94,589)	(1,212,677)	185,149
Net earnings (loss)	$(603,882)	$(193,294)	$(2,065,101)	$332,655
Weighted average number of common shares outstanding:
Basic	6,799,444	6,799,444	6,799,444	6,799,444
Diluted	6,799,444	6,799,444	6,799,444	6,799,444
Net earnings (loss) per share:
Basic	$(0.09)	$(0.03)	$(0.30)	$0.05
Diluted	$(0.09)	$(0.03)	$(0.30)	$0.05
Cash dividends declared per common share	$0.01	$0.01	$0.02	$0.02

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net earnings (loss)	$(2,065,101)	$332,655
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation	804,000	855,900
Deferred taxes	(539,059)	71,156
Change in postretirement benefits	28,841	46,343
Decrease (increase) in operating assets:
Accounts receivable, net	(380,557)	(326,624)
Inventories	7,887,724	433,698
Federal income taxes recoverable	(913,347)	—
Other	(121,378)	(196,695)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	126,617	(322,361)
Contribution to retirement plan	87,000	102,000
Employee compensation and related expenses	24,089	1,274
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,938,829	997,346
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(436,787)	(1,321,185)
Increase in cash surrender value of officers’ life insurance	(29,500)	(34,500)
NET CASH USED IN INVESTING ACTIVITIES	(466,287)	(1,355,685)
FINANCING ACTIVITIES
Cash dividends paid	(135,989)	(135,989)
NET CASH USED IN FINANCING ACTIVITIES	(135,989)	(135,989)
INCREASE (DECREASE) IN CASH	4,336,553	(494,328)
Cash at beginning of period	2,796,762	2,225,924
CASH AT END OF PERIOD	$7,133,315	$1,731,596

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

NOTE B — NEW ACCOUNTING STANDARDS

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. This new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact that adoption of the provisions of ASU 2016-15 will have on its consolidated financial statements but does not expect a material impact.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (“ASU 2016-09”). ASU 2016-09 simplifies the accounting and reporting of certain aspects of share-based payment transactions, including income tax requirements, forfeitures and presentation on the balance sheet and statement of cash flows. This new guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the impact that adoption of the provisions of ASU 2016-09 will have on its consolidated financial statements.

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

NOTE C — INVENTORIES

Inventories consist of prime coil, non-standard coil and tubular materials. Prime coil inventory consists primarily of raw materials, non-standard coil inventory consists primarily of raw materials and tubular inventory consists of both raw materials and finished goods. Cost for prime coil inventory is determined using the last-in, first-out (“LIFO”) method. Cost for non-standard coil inventory is determined using the specific identification method. Cost for tubular inventory is determined using the weighted average method. LIFO inventories are valued at the lower of cost or market. All other inventories are valued at the lower of cost or net realizable value. During the quarter ended September 30, 2016, LIFO inventories were liquidated. The Company anticipates partial replacement of LIFO inventories by March 31, 2017 and has recorded a deferred debit of $236,687 to reflect the difference between estimated replacement cost and LIFO cost.

A summary of inventory values by product group follows:

	September 30, 2016	March 31, 2016
Prime Coil Inventory	$7,861,254	$14,168,626
Non-Standard Coil Inventory	1,191,310	992,163
Tubular Raw Material	1,258,110	1,566,048
Tubular Finished Goods	23,740,730	25,212,291
	$34,051,404	$41,939,128

NOTE D — STOCK BASED COMPENSATION

On September 1, 2016, the Friedman Industries, Incorporated 2016 Restricted Stock Plan (the “Plan”) was approved by the Company’s shareholders. The Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) and continues indefinitely until terminated by the Board or until all shares allowed by the Plan have been awarded and earned. The aggregate number of shares of the Company’s Common Stock eligible for award under the plan is 500,000 shares. Subject to the terms and provisions of the Plan, the Committee may, from time to time, select the employees to whom awards will be granted and shall determine the amount and applicable restrictions of each award. As of the filing date of this Form 10-Q, no awards have been granted under the Plan.

NOTE E — SEGMENT INFORMATION (in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net sales
Coil	$15,451	$18,288	$34,450	$37,635
Tubular	2,867	4,878	6,261	9,499
Total net sales	$18,318	$23,166	$40,711	$47,134
Operating profit (loss)
Coil	$118	$885	$(1,396)	$3,040
Tubular	(649)	(710)	(923)	(1,347)
Total operating profit (loss)	(531)	175	(2,319)	1,693
Corporate expenses	431	480	988	1,210
Interest & other income	(15)	(17)	(29)	(35)
Total earnings (loss) before taxes	$(947)	$(288)	$(3,278)	$518

	September 30, 2016	March 31, 2016
Segment assets
Coil	$19,208	$25,317
Tubular	35,896	37,543
	55,104	62,860
Corporate assets	9,559	4,030
	$64,663	$66,890

Corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate executive and accounting salaries, professional fees and services, bad debts, retirement plan contribution expense, corporate insurance expenses and office supplies. Corporate assets consist primarily of cash, the cash value of officers’ life insurance, deferred taxes and federal income taxes recoverable.

NOTE F — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $13,500 and $161,500 in the six months ended September 30, 2016 and 2015, respectively. The Company paid no interest in the six months ended September 30, 2016 or 2015. Non-cash financing activities consisted of accrued dividends of $67,994 in both the six month periods ended September 30, 2016 and 2015. The six months ended September 30, 2016 included a $293,000 non-cash transaction to transfer the ownership of a life insurance policy from the Company to an officer upon retirement.

NOTE G — INCOME TAXES

The Company’s effective tax rate for the six months ended September 30, 2016 differed from the statutory rate due primarily to state income tax benefits resulting from the loss before taxes. The Company’s effective tax rate for the six months ended September 30, 2015 approximated the statutory rate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six Months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015

During the six months ended September 30, 2016, sales, costs of goods sold and gross profit decreased $6,423,003, $2,074,708 and $4,348,295, respectively, from the comparable amounts recorded during the six months ended September 30, 2015. The decrease in sales was related to both a decrease in the average per ton selling price and a decline in tons sold. The average per ton selling price decreased from approximately $597 per ton in the 2015 period to approximately $543 per ton in the 2016 period. Tons sold decreased from approximately 79,000 tons in the 2015 period to approximately 75,000 tons in the 2016 period. The decrease in costs of goods sold was related primarily to the decrease in tons sold. The average per ton cost was comparable between the periods at approximately $561 per ton in the 2016 period and approximately $559 per ton in the 2015 period. Gross margin as a percentage of sales decreased from a gross profit of approximately 6.5% in the 2015 period to a gross loss of approximately 3.2% in the 2016 period.

Coil product segment sales decreased approximately $3,185,000 during the 2016 period. This decrease resulted primarily from a decline in the average per ton selling price, which decreased from approximately $598 per ton in the 2015 period to approximately $543 per ton in the 2016 period. The coil segment shipped approximately 63,000 tons in both the 2016 and 2015 periods. Coil segment operations recorded an operating loss of approximately $1,396,000 in the 2016 period and an operating profit of approximately $3,040,000 in the 2015 period. Coil segment operating results were negatively impacted during the 2016 period by volatility in the price of hot-rolled steel coils, specifically during the first half of the period. The coil product segment’s prime coil inventory is valued using the last-in, first-out (“LIFO”) method. The LIFO method applies the most recent inventory costs to sales. Therefore, it is characteristic of the LIFO method for costs of goods sold to be higher during periods of rising costs and for costs of goods sold to be lower during periods of declining costs. The price of hot-rolled steel coils purchased by the Company during the first half of the 2016 period increased sharply resulting in higher costs of goods sold and reduced margins. Operating results for the 2016 period were also negatively impacted by a high volume of shipments under orders with fixed selling prices that were received from customers during fiscal 2016 when steel prices were at a lower level. The Company purchased the material necessary to fulfill these orders when they were accepted to take advantage of the lower steel prices; however, due to LIFO valuation and the subsequent rise in steel prices, sales against these orders during the 2016 period were matched with the more recent higher material costs. The Company shipped approximately 16,500 tons against these orders during the six months ended September 30, 2016 and expects to conclude these orders by shipping approximately 2,000 tons against them during the quarter ending December 31, 2016. The Company continues to experience intense competition for sales due to the general availability of both domestic and foreign hot-rolled sheet and plate.

The Company is primarily dependent on Nucor Steel Company (“NSC”) for its supply of coil inventory. In the 2016 period, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales decreased approximately $3,238,000 during the 2016 period. This decrease resulted from both a decline in tons sold and a decrease in the average per ton selling price. Tons sold declined from approximately 16,000 tons in the 2015 period to approximately 11,500 tons in the 2016 period. The average per ton selling price of tubular products decreased from approximately $595 per ton in the 2015 period to approximately $544 per ton in the 2016 period. The tubular product segment recorded operating losses of approximately $923,000 and $1,347,000 in the 2016 and 2015 periods, respectively. Tubular segment results for the 2016 period were negatively impacted by a prolonged recession in the U.S. energy business. The recession directly impacted demand for the Company’s products used in the oil and gas industry. Management further believes that the recession had a negative indirect impact on the segment’s other products, due to the ensuing reluctance among pipe distributors, the segment’s primary customers, to purchase tubular products, generally. Management believes the low demand for its tubular products is related to soft market conditions created by oversupply, foreign competition and a decline in the U.S. energy business.

U.S. Steel Tubular Products, Inc. (“USS”) has been the primary supplier of new mill reject pipe to the Company and a significant customer of the Company’s manufactured tubular products used in the energy business. Historically, the Company’s manufactured tubular products sold to USS were produced from coil material purchased from USS. In recent years, sales of tubular products to USS have declined. Management believes the downward trend is a direct impact of the increased presence of low-priced imported material. In the 2016 and 2015 periods, sales to USS were also negatively affected by a decline in the U.S. energy business. In March 2016, USS announced it was temporarily idling pipe production at its Lone Star Tubular Operations facility due to weak market conditions. The Company is unable to provide an estimate of how long production at USS’s Lone Star facility will be idled. The Company expects orders from USS to remain low and supplies of new mill reject pipe from USS to be significantly reduced while production at USS’s Lone Star facility remains idled and the U.S. energy industry remains depressed. The Company continues to manufacture pipe for sale to customers other than USS and sources coil material for this pipe production from domestic steel mills other than USS. Accordingly, the Company does not believe the idling of any USS facility will impact the ability of the Company to receive adequate coil supply for pipe manufacturing demands. Loss of USS as a supplier or customer could have a material adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amounts of pipe and coil material that will be available from USS in the future.

During the 2016 period, general, selling and administrative costs decreased $557,713 from the amount recorded during the 2015 period. This decrease was related primarily to a reduction in the number of administrative employees for the Company’s tubular segment and a decrease in corporate expenses.

Income taxes in the 2016 period decreased $1,397,826 from the amount recorded in the 2015 period. This decrease was related primarily to the loss before taxes in the 2016 period.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

During the three months ended September 30, 2016, sales, costs of goods sold and gross profit decreased $4,848,199, $3,894,785 and $953,414, respectively, from the comparable amounts recorded during the three months ended September 30, 2015. The decrease in sales was related primarily to a decrease in tons sold partially offset by an increase in the average per ton selling price. Tons sold decreased from approximately 41,000 tons in the 2015 quarter to approximately 32,000 tons in the 2016 quarter. The average per ton selling price increased from approximately $570 per ton in the 2015 quarter to approximately $577 per ton in the 2016 quarter. The decrease in costs of goods sold was related primarily to the decline in tons sold. The average per ton cost increased from approximately $547 per ton in the 2015 quarter to approximately $578 per ton in the 2016 quarter. Gross margin as a percentage of sales decreased from a gross profit of approximately 3.9% in the 2015 quarter to approximately break-even in the 2016 quarter.

Coil product segment sales decreased approximately $2,837,000 during the 2016 quarter. This decrease was related to a decrease in tons sold partially offset by an increase in the average per ton selling price. Coil tons shipped decreased from approximately 32,000 tons in the 2015 quarter to approximately 26,500 tons in the 2016 quarter. The decline in coil segment sales volume was primarily attributable to reduced sales to customers manufacturing products used in the commercial freight industry. The average selling price per ton increased from approximately $565 per ton in the 2015 quarter to approximately $582 per ton in the 2016 quarter. Coil segment operations recorded operating profits of approximately $118,000 and $885,000 in the 2016 and 2015 quarters, respectively. The Company continues to experience intense competition for sales due to the general availability of both domestic and foreign hot-rolled sheet and plate.

The Company is primarily dependent on NSC for its supply of coil inventory. In the 2016 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales decreased approximately $2,011,000 during the 2016 quarter. This decrease resulted from both a decline in tons sold and a decrease in the average per ton selling price. Tubular tons shipped decreased from approximately 8,000 tons in the 2015 quarter to approximately 5,000 tons in the 2016 quarter. The average per ton selling price of tubular products decreased from approximately $590 per ton in the 2015 quarter to approximately $549 per ton in the 2016 quarter. The tubular product segment recorded operating losses of approximately $649,000 and $710,000 in the 2016 and 2015 quarters, respectively. Tubular segment results for the 2016 quarter were negatively impacted by a prolonged recession in the U.S. energy business. The recession directly impacted demand for the Company’s products used in the oil and gas industry. Management further believes that the recession had a negative indirect impact on the segment’s other products, due to the ensuing reluctance among pipe distributors, the segment’s primary customers, to purchase tubular products, generally. Management believes the low demand for its tubular products is related to soft market conditions created by oversupply, foreign competition and a decline in the U.S. energy business.

USS has been the primary supplier of new mill reject pipe to the Company and a significant customer of the Company’s manufactured tubular products used in the energy business. Historically, the Company’s manufactured tubular products sold to USS were produced from coil material purchased from USS. In recent years, sales of tubular products to USS have declined. Management believes the downward trend is a direct impact of the increased presence of low-priced imported material. In the 2016 and 2015 quarters, sales to USS were also negatively affected by a decline in the U.S. energy business. In March 2016, USS announced it was temporarily idling pipe production at its Lone Star Tubular Operations facility due to weak market conditions. The Company is unable to provide an estimate of how long production at USS’s Lone Star facility will be idled. The Company expects orders from USS to remain low and supplies of new mill reject pipe from USS to be significantly reduced while production at USS’s Lone Star facility remains idled and the U.S. energy industry remains depressed. The Company continues to manufacture pipe for sale to customers other than USS and sources coil material for this pipe production from domestic steel mills other than USS. Accordingly, the Company does not believe the idling of any USS facility will impact the ability of the Company to receive adequate coil supply for pipe manufacturing demands. Loss of USS as a supplier or customer could have a material adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amounts of pipe and coil material that will be available from USS in the future.

During the 2016 quarter, general, selling and administrative costs decreased $297,007 from the amount recorded during the 2015 quarter. This decrease was related primarily to a reduction in the number of administrative employees for the Company’s tubular segment, a reduction in selling expenses associated with fewer tons shipped and a decrease in corporate expenses.

Income taxes in the 2016 quarter decreased $248,319 from the amount recorded in the 2015 quarter. This decrease was related primarily to the loss before taxes in the 2016 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company remained in a strong, liquid position at September 30, 2016. The current ratios were 15.0 and 17.3 at September 30, 2016 and March 31, 2016, respectively. Working capital was $43,548,964 at September 30, 2016 and $46,835,906 at March 31, 2016.

At September 30, 2016, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash increased primarily as a result of reducing inventories. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

The Company is continuing construction of its pipe-finishing facility in Lone Star, Texas. The Company currently estimates the total construction costs for the facility will be approximately $9,400,000. As of September 30, 2016, capitalized expenditures related to the construction of the facility totaled approximately $9,095,000. The Company expects construction of the facility to be completed in the third quarter of fiscal 2017.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 24 months.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy that requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventories requires estimates of the year-end quantities, which is inherently difficult. Historically, these estimates have been materially correct. During the quarter ended September 30, 2016, LIFO inventories were liquidated. The Company anticipates partial replacement of LIFO inventories by March 31, 2017 and has recorded a deferred debit of $236,687 to reflect the difference between estimated replacement cost and LIFO cost.

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

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended September 30, 2016. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2016 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended September 30, 2016

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

Date: November 14, 2016
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