Form 10-Q
period 2016-12-31
FRIEDMAN INDUSTRIES INC
filed 2017-02-14
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FROM THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS	74-1504405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1121 JUDSON ROAD, SUITE 124, LONGVIEW, TEXAS 75601

(Address of principal executive offices) (Zip Code)

(903) 758-3431

(Registrant’s telephone number, including area code)

19747 HWY 59 N, SUITE 200, HUMBLE, TEXAS 77338

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At February 14, 2017, the number of shares outstanding of the issuer’s only class of stock was 7,009,444 shares of Common Stock.

TABLE OF CONTENTS

Part I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Item 4. Controls and Procedures	12
Part II — OTHER INFORMATION	13
Item 6. Exhibits	13
SIGNATURES	14
EXHIBIT INDEX	15

EX-10.1 Friedman Industries, Incorporated 2016 Restricted Stock Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on December 21, 2016)

EX-10.2 Form of Friedman Industries, Incorporated Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on December 21, 2016)

EX-31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow
EX-31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue
EX-32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William E. Crow
EX-32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue
EX-101 XBRL Instance Document
EX-101 XBRL Schema Document
EX-101 XBRL Calculation Linkbase Document
EX-101 XBRL Definition Linkbase Document
EX-101 XBRL Labels Linkbase Document
EX-101 XBRL Presentation Linkbase Document

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	December 31, 2016	March 31, 2016
ASSETS
CURRENT ASSETS:
Cash	$5,925,920	$2,796,762
Accounts receivable, net of allowances for bad debts and cash discounts of $22,276 at December 31 and March 31, 2016	4,929,002	4,822,386
Inventories	34,563,506	41,939,128
Other	182,692	143,380
TOTAL CURRENT ASSETS	45,601,120	49,701,656
PROPERTY, PLANT AND EQUIPMENT:
Land	1,082,331	1,082,331
Buildings and yard improvements	7,111,735	7,111,735
Machinery and equipment	31,445,742	30,903,321
Construction in progress	9,313,410	9,200,799
Less accumulated depreciation	(33,532,496)	(32,329,947)
	15,420,722	15,968,239
OTHER ASSETS:
Deferred income tax asset	1,081,915	408,502
Federal income taxes recoverable	913,347	—
Cash value of officers’ life insurance and other assets	563,250	812,000
TOTAL ASSETS	$63,580,354	$66,890,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,880,759	$2,476,699
Dividends payable	67,994	67,994
Contribution to retirement plan	170,000	43,500
Employee compensation and related expenses	192,400	277,557
TOTAL CURRENT LIABILITIES	2,311,153	2,865,750
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	535,862	785,600
TOTAL LIABILITIES	2,847,015	3,651,350

COMMITMENTS AND CONTINGENCIES (SEE NOTE 4)
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at December 31 and March 31, 2016	7,975,160	7,975,160
Additional paid-in capital	29,003,674	29,003,674
Treasury stock at cost (1,175,716 shares at December 31 and March 31, 2016)	(5,475,964)	(5,475,964)
Retained earnings	29,230,469	31,736,177
TOTAL STOCKHOLDERS’ EQUITY	60,733,339	63,239,047
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,580,354	$66,890,397

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Net sales	$15,988,745	$18,548,247	$56,700,015	$65,682,520
Costs and expenses
Costs of goods sold	15,417,174	17,080,958	57,427,143	61,165,635
General, selling and administrative costs	957,305	1,099,682	2,965,884	3,665,974
	16,374,479	18,180,640	60,393,027	64,831,609
Interest and other income	(14,755)	(328,560)	(44,255)	(363,060)
Earnings (loss) before income taxes	(370,979)	696,167	(3,648,757)	1,213,971
Provision for (benefit from) income taxes:
Current	—	175,469	(673,618)	289,462
Deferred	(134,354)	35,578	(673,413)	106,734
	(134,354)	211,047	(1,347,031)	396,196
Net earnings (loss)	$(236,625)	$485,120	$(2,301,726)	$817,775
Weighted average number of common shares outstanding:
Basic	6,799,444	6,799,444	6,799,444	6,799,444
Diluted	6,799,444	6,799,444	6,799,444	6,799,444
Net earnings (loss) per share:
Basic	$(0.03)	$0.07	$(0.34)	$0.12
Diluted	$(0.03)	$0.07	$(0.34)	$0.12
Cash dividends declared per common share	$0.01	$0.01	$0.03	$0.03

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended December 31
	2016	2015
OPERATING ACTIVITIES
Net earnings (loss)	$(2,301,726)	$817,775
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation	1,202,549	1,275,150
Deferred taxes	(673,413)	106,734
Provision for postretirement benefits	43,262	64,515
Decrease (increase) in operating assets:
Accounts receivable, net	(106,616)	2,096,891
Inventories	7,375,622	(2,318,979)
Federal income taxes recoverable	(913,347)	—
Other	(39,312)	(85,682)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(595,940)	2,349,912
Contribution to retirement plan	126,500	129,000
Employee compensation and related expenses	(85,157)	(51,105)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,032,422	4,384,211
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(655,032)	(1,897,132)
Change in cash surrender value of officers’ life insurance	(44,250)	(46,750)
NET CASH USED IN INVESTING ACTIVITIES	(699,282)	(1,943,882)
FINANCING ACTIVITIES
Cash dividends paid	(203,982)	(203,982)
NET CASH USED IN FINANCING ACTIVITIES	(203,982)	(203,982)
INCREASE IN CASH	3,129,158	2,236,347
Cash at beginning of period	2,796,762	2,225,924
CASH AT END OF PERIOD	$5,925,920	$4,462,271

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

NOTE C — INVENTORIES

Inventories consist of prime coil, non-standard coil and tubular materials. Prime coil inventory consists primarily of raw materials, non-standard coil inventory consists primarily of raw materials and tubular inventory consists of both raw materials and finished goods. Cost for prime coil inventory is determined using the last-in, first-out (“LIFO”) method. Cost for non-standard coil inventory is determined using the specific identification method. Cost for tubular inventory is determined using the weighted average method. LIFO inventories are valued at the lower of cost or market. All other inventories are valued at the lower of cost or net realizable value. During the nine months ended December 31, 2016, LIFO inventories were liquidated. The Company anticipates partial replacement of LIFO inventories by March 31, 2017 and has recorded a deferred debit of $165,841 to reflect the difference between estimated replacement cost and LIFO cost.

A summary of inventory values by product group follows:

	December 31, 2016	March 31, 2016
Prime Coil Inventory	$7,029,796	$14,168,626
Non-Standard Coil Inventory	904,165	992,163
Tubular Raw Material	2,802,688	1,566,048
Tubular Finished Goods	23,826,857	25,212,291
	$34,563,506	$41,939,128

NOTE D — STOCK BASED COMPENSATION

On September 1, 2016, the Friedman Industries, Incorporated 2016 Restricted Stock Plan (the “Plan”) was approved by the Company’s shareholders. On December 21, 2016, the Company filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission related to the Plan. The Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) and continues indefinitely until terminated by the Board or until all shares allowed by the Plan have been awarded and earned. The aggregate number of shares of the Company’s Common Stock eligible for award under the Plan is 500,000 shares. Subject to the terms and provisions of the Plan, the Committee may, from time to time, select the employees to whom awards will be granted and shall determine the amount and applicable restrictions of each award. Subsequent to quarter end, restricted stock awards totaling 210,000 shares were granted with an effective grant date of January 4, 2017 and five year cliff vesting restrictions (i.e., vesting for 100% of the awarded shares occurs only upon January 4, 2022). The grant date fair value of the awarded shares is $1,444,800 and will be recognized as compensation expense over the 60 month requisite service period.

NOTE E — SEGMENT INFORMATION (in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net sales
Coil	$13,495	$15,203	$47,945	$52,838
Tubular	2,494	3,345	8,755	12,845
Total net sales	$15,989	$18,548	$56,700	$65,683
Operating profit (loss)
Coil	$538	$1,817	$(858)	$4,858
Tubular	(437)	(977)	(1,360)	(2,324)
Total operating profit (loss)	101	840	(2,218)	2,534
Corporate expenses	487	473	1,475	1,683
Interest & other income	(15)	(329)	(44)	(363)
Total earnings (loss) before taxes	$(371)	$696	$(3,649)	$1,214

	December 31, 2016	March 31, 2016
Segment assets
Coil	$17,545	$25,317
Tubular	37,537	37,543
	55,082	62,860
Corporate assets	8,498	4,030
	$63,580	$66,890

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

NOTE F — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $13,500 and $162,000 in the nine months ended December 31, 2016 and 2015, respectively. The Company paid no interest in the nine months ended December 31, 2016 or 2015. Non-cash financing activities consisted of accrued dividends of $67,994 in both the nine month periods ended December 31, 2016 and 2015, respectively. The nine months ended December 31, 2016 included a $293,000 non-cash transaction to transfer the ownership of a life insurance policy from the Company to an officer upon retirement.

NOTE G — INCOME TAXES

The Company’s effective tax rate for the nine months ended December 31, 2016 differed from the statutory rate due primarily to state income tax benefits resulting from the loss before taxes. The Company’s effective tax rate for the nine months ended December 31, 2015 approximated the statutory rate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine Months Ended December 31, 2016 Compared to Nine Months Ended December 31, 2015

During the nine months ended December 31, 2016, sales, costs of goods and gross profit decreased $8,982,505, $3,738,492 and $5,244,013, respectively, from the comparable amounts recorded during the nine months ended December 31, 2015. The decrease in sales was related to both a decline in tons sold and a decrease in the average per ton selling price. Tons sold declined from approximately 115,000 tons in the 2015 period to approximately 101,000 tons in the 2016 period. The average per ton selling price decreased from approximately $569 per ton in the 2015 period to approximately $560 per ton in the 2016 period. The decrease in costs of goods sold was related primarily to the decline in tons sold partially offset by an increase in the average per ton cost, which increased from approximately $530 per ton in the 2015 period to approximately $567 per ton in the 2016 period. Gross margin as a percentage of sales decreased from a gross profit of approximately 6.9% in the 2015 period to a gross loss of approximately 1.3% in the 2016 period.

Coil product segment sales decreased approximately $4,893,000 during the 2016 period. This decrease resulted from both a decrease in the average per ton selling price of coil products and a decline in tons sold. The average per ton selling price of coil products decreased from approximately $570 per ton in the 2015 period to approximately $561 per ton in the 2016 period. Coil tons shipped decreased from approximately 93,000 tons in the 2015 period to approximately 85,500 tons in the 2016 period. The decline in coil segment sales volume was primarily attributable to reduced sales to customers manufacturing products used in the commercial freight industry. Coil segment operations recorded an operating loss of approximately $858,000 in the 2016 period and an operating profit of approximately $4,858,000 in the 2015 period. Coil segment operating results were negatively impacted during the 2016 period by volatility in the price of hot-rolled steel coils, specifically during the first three months of the period. The coil product segment’s prime coil inventory is valued using the last-in, first-out (“LIFO”) method. The LIFO method applies the most recent inventory costs to sales. Therefore, it is characteristic of the LIFO method for costs of goods sold to be higher during periods of rising costs and for costs of goods sold to be lower during periods of declining costs. The price of hot-rolled steel coils purchased by the Company during the first three months of the 2016 period increased sharply resulting in higher costs of goods sold and reduced margins. Operating results for the 2016 period were also negatively impacted by a high volume of shipments under orders with fixed selling prices that were received from customers during fiscal 2016 when steel prices were at a lower level. The Company purchased the material necessary to fulfill these orders when they were accepted to take advantage of the lower steel prices; however, due to LIFO valuation and the subsequent rise in steel prices, sales against these orders during the 2016 period were matched with the more recent higher material costs. The Company concluded shipments against these orders during the quarter ending December 31, 2016. The Company continues to experience intense competition for sales due to the general availability of both domestic and foreign hot-rolled sheet and plate.

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

Tubular product segment sales decreased approximately $4,090,000 during the 2016 period. This decrease resulted from both a decline in tons sold and a decrease in the average per ton selling price. Tubular tons shipped decreased from approximately 23,000 tons in the 2015 period to approximately 16,000 tons in the 2016 period. The average per ton selling price of tubular products decreased from approximately $565 per ton in the 2015 period to approximately $558 per ton in the 2016 period. The tubular product segment recorded operating losses of approximately $1,360,000 and $2,324,000 in the 2016 and 2015 periods, respectively. Tubular segment results for the 2016 period were negatively impacted by a prolonged recession in the U.S. energy business. The recession directly impacted demand for the Company’s products used in the oil and gas industry. Management further believes that the recession had a negative indirect impact on the segment’s other products, due to the ensuing reluctance among pipe distributors, the segment’s primary customers, to purchase tubular products, generally. Management believes the low demand for its tubular products is related to soft market conditions created by oversupply, foreign competition and the recent recession in the U.S. energy business.

U.S. Steel Tubular Products, Inc. (“USS”) has been the primary supplier of new mill reject pipe to the Company and a significant customer of the Company’s manufactured tubular products used in the energy business. Historically, the Company’s manufactured tubular products sold to USS were produced from coil material purchased from USS. In recent years, sales of tubular products to USS have declined. Management believes the downward trend is a direct impact of the increased presence of low-priced imported material. In the 2016 and 2015 periods, sales to USS were also negatively affected by a recession in the U.S. energy business. In March 2016, USS announced it was temporarily idling pipe production at its Lone Star Tubular Operations facility due to weak market conditions. In December 2016, USS announced plans to permanently idle its #1 welded pipe mill at the Lone Star facility. The Lone Star facility’s #2 welded pipe mill remains temporarily idled and the Company is unable to provide an estimate of how long the mill will be idled. The Company expects orders from USS to remain low and supplies of new mill reject pipe from USS to be significantly reduced while production at USS’s Lone Star facility remains idled and until the U.S. energy industry experiences sustained recovery. The Company continues to manufacture pipe for sale to customers other than USS and sources coil material for this pipe production from domestic steel mills other than USS. Accordingly, the Company does not believe the idling of any USS facility will impact the ability of the Company to receive adequate coil supply for pipe manufacturing demands. Loss of USS as a supplier or customer could have a material adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amounts of pipe and coil material that will be available from USS in the future.

During the 2016 period, general, selling and administrative costs decreased $700,090 from the amount recorded during the 2016 period. This decrease was related primarily to a reduction in the number of administrative employees for the Company’s tubular segment, decreases in bonuses and commissions associated with the decline in earnings and sales volume and a decrease in corporate expenses.

Income taxes in the 2016 period decreased $1,743,227 from the amount recorded in the 2015 period. This decrease was related primarily to the decrease in earnings before taxes in the 2016 period.

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

During the three months ended December 31, 2016, sales, costs of goods sold and gross profit decreased $2,559,502, $1,663,784 and $895,718, respectively, from the comparable amounts recorded during the three months ended December 31, 2015. The decrease in sales was related to a decline in tons sold partially offset by an increase in the average per ton selling price. Tons sold decreased from approximately 36,500 tons in the 2015 quarter to approximately 26,000 tons in the 2016 quarter. The average per ton selling price increased from approximately $509 per ton in the 2015 quarter to approximately $608 per ton in the 2016 quarter. The decrease in costs of goods sold was related to the decline in tons sold partially offset by an increase in the per ton cost from approximately $469 per ton in the 2015 quarter to approximately $587 per ton in the 2016 quarter. Gross profit as a percentage of sales decreased from approximately 7.9% in the 2015 quarter to approximately 3.6% in the 2016 quarter.

Coil product segment sales decreased approximately $1,708,000 during the 2016 quarter. This decrease resulted from a decline in tons sold partially offset by an increase in the average per ton selling price. Coil tons shipped decreased from approximately 30,000 tons in the 2015 quarter to approximately 22,000 tons in the 2016 quarter. The average selling price increased from approximately $512 per ton in the 2015 quarter to $611 per ton in the 2016 quarter. The decline in coil segment sales volume was primarily attributable to reduced sales to customers manufacturing products used in the commercial freight industry. Coil segment operations recorded operating profits of approximately $538,000 and $1,817,000 in the 2016 and 2015 quarters, respectively. The Company continues to experience intense competition for sales due to the general availability of both domestic and foreign hot-rolled sheet and plate.

The Company is primarily dependent on NSC for its supply of coil inventory. In the 2016 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales decreased approximately $851,000 during the 2016 quarter. This decrease resulted from a decline in tons sold partially offset by an increase in the average per ton selling price. Tubular tons shipped decreased from approximately 7,000 tons in the 2015 quarter to approximately 4,000 tons in the 2016 quarter. The average per ton selling price of tubular products increased from approximately $495 per ton in the 2015 quarter to approximately $595 per ton in the 2016 quarter. The tubular product segment recorded operating losses of approximately $437,000 and $977,000 in the 2016 and 2015 quarters, respectively. Tubular segment results for the 2016 quarter were negatively impacted by a prolonged recession in the U.S. energy business. The recession directly impacted demand for the Company’s products used in the oil and gas industry. Management further believes that the recession had a negative indirect impact on the segment’s other products, due to the ensuing reluctance among pipe distributors, the segment’s primary customers, to purchase tubular products, generally. Management believes the low demand for its tubular products is related to soft market conditions created by oversupply, foreign competition and the recent recession in the U.S. energy business.

U.S. Steel Tubular Products, Inc. (“USS”) has been the primary supplier of new mill reject pipe to the Company and a significant customer of the Company’s manufactured tubular products used in the energy business. Historically, the Company’s manufactured tubular products sold to USS were produced from coil material purchased from USS. In recent years, sales of tubular products to USS have declined. Management believes the downward trend is a direct impact of the increased presence of low-priced imported material. In the 2016 and 2015 quarters, sales to USS were also negatively affected by a recession in the U.S. energy business. In March 2016, USS announced it was temporarily idling pipe production at its Lone Star Tubular Operations facility due to weak market conditions. In December 2016, USS announced plans to permanently idle its #1 welded pipe mill at the Lone Star facility. The Lone Star facility’s #2 welded pipe mill remains temporarily idled and the Company is unable to provide an estimate of how long the mill will be idled. The Company expects orders from USS to remain low and supplies of new mill reject pipe from USS to be significantly reduced while production at USS’s Lone Star facility remains idled and until the U.S. energy industry experiences sustained recovery. The Company continues to manufacture pipe for sale to customers other than USS and sources coil material for this pipe production from domestic steel mills other than USS. Accordingly, the Company does not believe the idling of any USS facility will impact the ability of the Company to receive adequate coil supply for pipe manufacturing demands. Loss of USS as a supplier or customer could have a material adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amounts of pipe and coil material that will be available from USS in the future.

During the 2016 quarter, general, selling and administrative costs decreased $142,377 from the amount recorded during the 2015 quarter. This decrease was related primarily to a reduction in the number of administrative employees for the Company’s tubular segment, decreases in bonuses and commissions associated with the decline in earnings and sales volume and a decrease in corporate expenses.

Income taxes in the 2016 quarter decreased $345,401 from the amount recorded in the 2015 quarter. This decrease was related primarily to the decrease in earnings before taxes in the 2016 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company remained in a strong, liquid position at December 31, 2016. The current ratios were 19.7 and 17.3 at December 31, 2016 and March 31, 2016, respectively. Working capital was $43,289,967 at December 31, 2016 and $46,835,906 at March 31, 2016.

At December 31, 2016, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash increased primarily as a result of reducing inventories. The Company will continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

The Company expects to place its newly constructed pipe-finishing facility in Lone Star, Texas into service during March 2017. The facility will operate under the existing Texas Tubular Products (“TTP”) division of the Company. TTP comprises the Company’s tubular reporting segment. Management expects the utilization of the facility to be low until there is sustained improvement in the U.S. energy business. As of December 31, 2016, capitalized expenditures related to the construction of the facility totaled approximately $9,313,000.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 24 months.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One such accounting policy that requires significant estimates and judgments is the valuation of LIFO inventories in the Company’s quarterly reporting. The quarterly valuation of inventories requires estimates of the year-end quantities, which is inherently difficult. Historically, these estimates have been materially correct. During the nine months ended December 31, 2016, LIFO inventories were liquidated. The Company anticipates partial replacement of LIFO inventories by March 31, 2017 and has recorded a deferred debit of $165,841 to reflect the difference between estimated replacement cost and LIFO cost.

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

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended December 31, 2016. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended December 31, 2016 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended December 31, 2016

Part II — OTHER INFORMATION

Item 6.	Exhibits

Exhibits

10.1	—

Friedman Industries, Incorporated 2016 Restricted Stock Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on December 21, 2016)

10.2	—

Form of Friedman Industries, Incorporated Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on December 21, 2016)

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

FRIEDMAN INDUSTRIES, INCORPORATED

Date: February 14, 2017
	By	/s/ ALEX LARUE
Alex LaRue, Vice President – Secretary and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1	—

Friedman Industries, Incorporated 2016 Restricted Stock Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on December 21, 2016)

10.2	—

Form of Friedman Industries, Incorporated Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on December 21, 2016)

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