Form 10-K
period 2017-03-31
FRIEDMAN INDUSTRIES INC
filed 2017-06-29
CIK 39092

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2017

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

Texas	74-1504405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1121 Judson Road Suite 124, Longview, TX	75601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (903) 758-3431

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value	NYSE MKT

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
Emerging growth company ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes                 No     X

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 2016 (computed by reference to the closing price on such date) was approximately $36,313,000.

The number of shares of the registrant’s Common Stock outstanding at June 29, 2017 was 7,009,444 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 2017 — Part II.

Proxy Statement for the 2017 Annual Meeting of Shareholders of Friedman Industries, Incorporated — Part III.

PART I

Item 1.   Business

Friedman Industries, Incorporated (the “Company”), a Texas corporation incorporated in 1965, is engaged in steel processing, pipe manufacturing and processing and steel and pipe distribution.

The Company has two product groups: coil and tubular products. Significant financial information relating to the Company’s product groups for the last two years is contained in Note 7 of the Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2017, which financial statements are incorporated herein by reference in Item 8 hereof.

Coil Products

The Company purchases prime hot-rolled steel coils, processes the coils into flat, finished sheet and plate and sells these products on a wholesale, rapid-delivery basis in competition with other processors of hot-rolled steel coils.

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

The Hickman and Decatur processing facilities are located in close proximity to steel mills operated by Nucor Steel Company (“NSC”). The Company purchases a significant amount of its hot-rolled steel coils from these NSC mills. Loss of NSC as a source of coil supply could have a material adverse effect on the Company’s business.

The Company also processes customer-owned coils on a fee basis. Revenues generated from processing customer-owned coils are not material to the Company’s results of operations and financial condition.

Tubular Products

Through its Texas Tubular Products Division (“TTP”) in Lone Star, Texas, the Company manufactures, purchases, processes and markets tubular products (“pipe”).

TTP operates two Electric Resistance Welded (“ERW”) pipe mills. Both pipe mill #1 and pipe mill #2 are American Petroleum Institute (“API”) licensed to manufacture line and oil country pipe and also manufacture pipe for structural purposes that meets other recognized industry standards. Pipe mill #1 focuses on producing ERW pipe with outside diameters (“OD”) of 6 5/8” and 8 5/8”. Pipe mill #2 is capable of producing ERW pipe with OD ranging from 2 3/8” to 5 9/16” with the majority of production focusing on OD of 4 1/2”, 5 1/2” and 5 9/16”. TTP also employs various pipe processing equipment, including beveling machines, pipe handling equipment and other related machinery.

Subsequent to fiscal year-end, in May 2017, TTP placed into service its newly constructed pipe-finishing facility. The facility threads and couples oil country tubular goods (“OCTG”) and performs other processing and testing services that are customary in the OCTG finishing process. The facility focuses on threading semi-premium connections but is also licensed to thread API connections.

U.S. Steel Tubular Products, Inc. (“USS”) has been the primary supplier of new mill reject pipe to the Company and a significant customer of the Company’s manufactured tubular products used in the energy business. Historically, the Company’s manufactured tubular products sold to USS were produced from coil material purchased from USS. Sales of tubular products to USS have declined in recent years and in fiscal 2017 no sales were recorded to USS. Management believes the downward trend is a direct impact of the increased presence of low-priced imported material and a recent recession in the U.S. energy business. The Company is unable to provide an estimate of the timing or quantity of future pipe orders from USS. In March 2016, USS announced it was temporarily idling pipe production at its Lone Star Tubular Operations facility due to weak market conditions. In December 2016, USS announced plans to permanently idle its #1 welded pipe mill at the Lone Star facility. In May 2017, USS resumed production at its Lone Star facility’s #2 welded pipe mill. The Company expects the volume and size range of new mill reject pipe supply from USS to be reduced given the permanent idling of the Lone Star facility’s #1 pipe mill. The Company continues to manufacture pipe for sale to customers other than USS and sources coil material for this pipe production from domestic steel mills other than USS. Accordingly, the Company does not believe the idling of any USS facility will impact the ability of the Company to receive adequate coil supply for pipe manufacturing demands. Loss of USS as a supplier or customer could have a material adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amounts of pipe and coil material that will be available from USS in the future.

Marketing

The following table sets forth the approximate percentage of total sales contributed by each group of products and services during each of the Company’s last two fiscal years:

Product and Service Groups	2017	2016
Coil Products	83%	81%
Tubular Products	17%	19%

Coil Products.  The Company sells coil products and processing services to approximately 150 customers located primarily in the midwestern, southwestern and southeastern regions of the United States. The Company’s principal customers for these products and services are steel distributors and customers fabricating steel products such as storage tanks and containers, steel buildings, construction equipment, transportation equipment, and other similar products. During the fiscal years ended March 31, 2017 and 2016, sales of coil products to Trinity Industries, Inc. accounted for approximately 28% and 35% of the Company’s total sales, respectively.

The Company sells substantially all of its coil products through its own sales force. At March 31, 2017, the sales force was comprised of the Vice President – Coil Sales and two professional sales personnel under the direction of the Senior Vice President — Sales and Marketing. Sales personnel are paid on a salary and commission basis.

Tubular Products.  The Company sells its tubular products nationally to approximately 110 customers. The Company’s principal customers for these products are steel and pipe distributors. In fiscal years 2017 and 2016, no individual tubular customer accounted for 10% or more of the Company’s total sales.

The Company sells substantially all of its tubular products through its own sales force comprised of the Vice President – Tubular Sales and two professional sales personnel under the direction of the Senior Vice President — Sales and Marketing. Sales personnel are paid on a salary and commission basis.

Competition

The Company is engaged in a non-seasonal, highly-competitive business. The Company competes with other processors of hot-rolled steel coils. The steel industry, in general, is characterized by a small number of extremely large companies dominating the bulk of the market and a large number of relatively small companies, such as the Company, competing for a limited share of such market.

The Company believes that, generally, its ability to compete is dependent upon its ability to offer products at prices competitive with or below those of other steel suppliers, as well as its ability to provide products meeting customer specifications on a rapid-delivery basis.

Employees

At March 31, 2017, the Company had 80 full-time employees and 2 part-time employees.

Executive Officers of the Company

The following table sets forth as of March 31, 2017, for each executive officer of the Company, the name, age, officer positions and arrangements with other persons regarding his selection as an officer, if any, and the period during which such officer has served in such capacity:

Name	Age	Position, Offices with the Company and Other Arrangements, if any
William E. Crow (1)	69

Chief Executive Officer since 2006; formerly President from 1995 to 2016; formerly Chief Operating Officer since 1995; Vice President since 1981 and President of Texas Tubular Products Division since August 1990

Robert Sparkman (2)	61	President and Chief Operating Officer since 2016; formerly Senior Vice President — Operations since 2015; formerly Vice President of Sales — Coil Division since 2002
Thomas Thompson	66	Senior Vice President — Sales and Marketing since 1995; formerly Vice President — Sales since 1990
Alex LaRue	31	Vice President — Secretary and Treasurer since 2014; formerly Assistant Vice President — Secretary and Treasurer since 2013; formerly Controller — Texas Tubular Products since 2011

(1)	As previously disclosed on Form 8-K, effective April 1, 2017, Mr. Crow retired as Chief Executive Officer but will continue to be involved with the Company on a consulting basis.

(2)	As previously disclosed on Form 8-K, on April 1, 2017, Mr. Sparkman began serving as President and Chief Executive Officer of the Company.

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

Item 3.  Legal Proceedings

The Company is a class member of steel antitrust class action litigation brought against certain steel manufacturers in the United States District Court for the Northern District of Illinois. The litigation was initiated by several complaints filed in September and October of 2008 alleging the defendants conspired, in violation of the U.S. antitrust laws, to restrict their output and therefore raise or fix the prices for steel products sold for delivery in the United States between April 1, 2005 and December 31, 2007. The plaintiffs sought monetary and other relief on behalf of themselves and the class. A portion of the defendants reached settlements in 2014 totaling $163,900,000 and the Company received settlement proceeds of $316,310 in fiscal 2016 related to this settlement. A settlement was reached with the remaining defendants in February 2017 totaling $30,000,000. It is not yet know when the settlement proceeds will be distributed and the Company is unable to estimate the amount of settlement proceeds to be received.

The Company is not a party to, nor is its property the subject of, any other material pending legal proceedings.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded principally on the NYSE MKT (Symbol: FRD).

Reference is hereby made to the sections of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2017, entitled “Description of Business — Range of High and Low Sales Prices of Common Stock” and “Description of Business — Cash Dividends Declared Per Share of Common Stock”, which sections are hereby incorporated herein by reference.

The approximate number of shareholders of record of Common Stock of the Company as of May 26, 2017 was 230.

Item 6.  Selected Financial Data

Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2017, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and notes thereto of the Company included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2017, are hereby incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2017 and 2016

Consolidated Statements of Operations — Years ended March 31, 2017 and 2016

Consolidated Statements of Stockholders’ Equity — Years ended March 31, 2017 and 2016

Consolidated Statements of Cash Flows — Years ended March 31, 2017 and 2016

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Information with respect to supplementary financial information relating to the Company appears in Note 8 — Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements incorporated herein by reference above in this Item 8 from the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2017.

The following supplementary schedule for the Company for the year ended March 31, 2017, is included elsewhere in this report:

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

Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting appears on page 17 of the Company’s Annual Report to Shareholders for the year ended March 31, 2017, which is incorporated herein by reference. This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Except as otherwise set forth below, information with respect to Item 10 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2017 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2017 fiscal year.

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

Item 11.  Executive Compensation

Information with respect to Item 11 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2017 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2017 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The disclosure required pursuant to Item 201(d) of Regulation S-K is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2017 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2017 fiscal year.

Additional information with respect to Item 12 regarding equity compensation plan information relating to the Company is hereby incorporated herein by reference from Note 2 — Equity Compensation Plans and Capital Stock included in the Notes to Consolidated Financial Statements of the Company included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2017.

Security Ownership Information

The additional information with respect to Item 12 regarding the security ownership of certain beneficial owners and management, and related matters, is hereby incorporated herein by reference from the Company’s proxy statement in respect to the 2017 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2017 fiscal year.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information with respect to Item 13 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2017 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2017 fiscal year.

Item 14.  Principal Accountant Fees and Services

Information with respect to Item 14 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2017 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2017 fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents included in this report

1. Financial Statements

The following financial statements and notes thereto of the Company are included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2017, which is incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2017 and 2016

Consolidated Statements of Operations — Years ended March 31, 2017 and 2016

Consolidated Statements of Stockholders’ Equity — Years end March 31, 2017 and 2016

Consolidated Statements of Cash Flows — Years ended March 31, 2017 and 2016

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

3.  Exhibits

Exhibit No.		Description

3.1	—	Articles of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Form S-8 filed on December 21, 2016).

3.2	—

Articles of Amendment to the Articles of Incorporation of the Company, as filed with the Texas Secretary of State on September 22, 1987 (incorporated by reference from Exhibit 3.1 to the Company’s Form S-8 filed on December 21, 2016).

3.3	—	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Form S-8 filed on December 21, 2016).

**13.1	—	The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2017.

**14.1	—	Friedman Industries, Incorporated Code of Conduct and Ethics.

**21.1	—	List of Subsidiaries.

**23.1	—	Consent of Hein & Associates LLP.

**31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert Sparkman.

**31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

**32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert Sparkman.

**32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

**101.INS	—	XBRL Instance Document.

**101.SCH	—	XBRL Taxonomy Schema Document.

**101.CAL	—	XBRL Calculation Linkbase Document.

**101.DEF	—	XBRL Definition Linkbase Document.

**101.LAB	—	XBRL Label Linkbase Document.

**101.PRE	—	XBRL Presentation Linkbase Document.

**	Filed herewith.

Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Alex LaRue, Vice President — Secretary and Treasurer, Friedman Industries, Incorporated, P.O. Box 2192, Longview, Texas 75606.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

By:	/s/ ROBERT SPARKMAN
Robert Sparkman
President and Chief Executive Officer

Dated: June 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Friedman Industries, Incorporated in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALEX LARUE	Vice President — Secretary and Treasurer (Principal Financial Officer)	June 29, 2017
Alex LaRue

/S/ DURGA D. AGRAWAL	Director	June 29, 2017
Durga D. Agrawal

/S/ WILLIAM E. CROW	Director	June 29, 2017
William E. Crow

/S/ CHARLES W. HALL	Director	June 29, 2017
Charles W. Hall

/S/ MAX REICHENTHAL	Director	June 29, 2017
Max Reichenthal

/S/ JOEL SPIRA	Director	June 29, 2017
Joel Spira

/S/ MIKE TAYLOR	Director	June 29, 2017
Mike Taylor

/S/ JOE L. WILLIAMS	Director	June 29, 2017
Joe L. Williams

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FRIEDMAN INDUSTRIES, INCORPORATED

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe(A)	Deductions— Describe(B)	Balance at End of Period
Year ended March 31, 2017
Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$22,276	$—	$307,932	$302,932	$27,276

Year ended March 31, 2016
Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$27,276	$4,153	$334,796	$343,949	$22,276

(A)	Cash discounts allowed on sales and charged against revenue.
(B)	Accounts receivable written off and cash discounts allowed on sales.

S-1

EXHIBIT INDEX

Exhibit No.		Description

3.1	—	Articles of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Form S-8 filed on December 21, 2016).

3.2	—

Articles of Amendment to the Articles of Incorporation of the Company, as filed with the Texas Secretary of State on September 22, 1987 (incorporated by reference from Exhibit 3.1 to the Company’s Form S-8 filed on December 21, 2016).

3.3	—	Amended and Restated By laws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Form S-8 filed on December 21, 2016).

**13.1	—	The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2017.

**14.1	—	Friedman Industries, Incorporated Code of Conduct and Ethics.

**21.1	—	List of Subsidiaries.

**23.1	—	Consent of Hein & Associates LLP.

**31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert Sparkman.

**31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

**32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert Sparkman.

**32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

**101.INS	—	XBRL Instance Document.

**101.SCH	—	XBRL Taxonomy Schema Document.

**101.CAL	—	XBRL Calculation Linkbase Document.

**101.DEF	—	XBRL Definition Linkbase Document.

**101.LAB	—	XBRL Label Linkbase Document.

**101.PRE	—	XBRL Presentation Linkbase Document.

**	Filed herewith.

Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record at a charge of $.10 per page. Direct inquiries to: Alex LaRue, Vice President — Secretary and Treasurer, Friedman Industries, Incorporated, P.O. Box 2192, Longview, Texas 75606.