Form 10-Q
period 2017-06-30
FRIEDMAN INDUSTRIES INC
filed 2017-08-14
CIK 39092

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Registrant’s telephone number, including area code (903)758-3431

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):    Yes  ☐    No   ☒

At August 14, 2017, the number of shares outstanding of the issuer’s only class of stock was 7,009,444 shares of Common Stock.

TABLE OF CONTENTS

Part I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
Item 4. Controls and Procedures	10
Part II — OTHER INFORMATION	11
Item 6. Exhibits	11
SIGNATURES	12
EXHIBIT INDEX	13
EX-3.1 Articles of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Form S-8 filed on December 21, 2016)

EX-3.2 Articles of Amendment to the Articles of Incorporation of the Company, as filed with the Texas Secretary of State on September 22, 1987 (incorporated by reference from Exhibit 3.1 to the Company’s Form S-8 filed on December 21, 2016)

EX-3.3 Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Form S-8 filed on December 21, 2016)
EX-31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert Sparkman
EX-31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue
EX-32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert Sparkman
EX-32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue
EX-101 XBRL Instance Document
EX-101 XBRL Schema Document
EX-101 XBRL Calculation Linkbase Document
EX-101 XBRL Definition Linkbase Document
EX-101 XBRL Labels Linkbase Document
EX-101 XBRL Presentation Linkbase Document

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	JUNE 30, 2017	MARCH 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$3,904,240	$1,461,695
Accounts receivable, net of allowances for bad debts and cash discounts of $27,276 at June 30 and March 31, 2017, respectively	8,259,005	8,939,051
Inventories	39,415,741	34,918,550
Other	16,793	113,540
TOTAL CURRENT ASSETS	51,595,779	45,432,836
PROPERTY, PLANT AND EQUIPMENT:
Land	1,452,799	1,082,331
Buildings and yard improvements	8,598,135	7,111,735
Machinery and equipment	39,206,048	31,451,479
Construction in progress	—	9,451,972
Less accumulated depreciation	(34,206,417)	(33,924,353)
	15,050,565	15,173,164
OTHER ASSETS:
Deferred income tax asset	1,107,166	1,165,950
Federal income taxes recoverable	913,347	913,347
Cash value of officers’ life insurance and other assets	336,375	578,000
TOTAL ASSETS	$69,003,232	$63,263,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,748,967	$2,003,661
Dividends payable	70,094	70,094
Contribution to retirement plan	84,000	42,000
Employee compensation and related expenses	264,978	240,835
TOTAL CURRENT LIABILITIES	8,168,039	2,356,590
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	306,002	550,282
TOTAL LIABILITIES	8,474,041	2,906,872

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 7,975,160 at June 30 and March 31, 2017	8,185,160	8,185,160
Additional paid-in capital	28,938,154	28,865,914
Treasury stock at cost (1,175,716 shares at June 30 and March 31, 2017)	(5,475,964)	(5,475,964)
Retained earnings	28,881,841	28,781,315
TOTAL STOCKHOLDERS’ EQUITY	60,529,191	60,356,425
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,003,232	$63,263,297

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2017	2016
Net Sales	$23,083,269	$22,393,764
Costs and expenses
Costs of goods sold	21,819,846	23,646,752
General, selling and administrative costs	1,038,394	1,092,750
	22,858,240	24,739,502
EARNINGS (LOSS) FROM OPERATIONS	225,029	(2,345,738)
Interest and other income	(4,375)	(14,750)
EARNINGS (LOSS) BEFORE INCOME TAXES	229,404	(2,330,988)
Income tax provision (benefit):
Current	—	(828,613)
Deferred	58,784	(41,156)
	58,784	(869,769)
NET EARNINGS (LOSS)	$170,620	$(1,461,219)

Average number of common shares outstanding:
Basic	7,009,444	6,799,444
Diluted	7,009,444	6,799,444
Net earnings (loss) per share:
Basic	$0.02	$(0.21)
Diluted	$0.02	$(0.21)
Cash dividends declared per common share	$0.01	$0.01

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2017	2016
OPERATING ACTIVITIES
Net earnings (loss)	$170,620	$(1,461,219)
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Depreciation	282,064	401,999
Deferred taxes	58,784	(41,156)
Compensation expense for restricted stock	72,240	—
Change in postretirement benefits	1,720	14,420
Decrease (increase) in operating assets:
Accounts receivable	680,046	(2,525,312)
Inventories	(4,497,191)	2,079,596
Federal income taxes recoverable	—	(1,068,338)
Other current assets	96,747	118,106
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	5,745,306	704,630
Contribution to retirement plan	42,000	43,500
Employee compensation and related expenses	24,143	36,288
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,676,479	(1,697,486)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(159,465)	(198,688)
Increase in cash surrender value of officers’ life insurance	(4,375)	(14,750)
NET CASH USED IN INVESTING ACTIVITIES	(163,840)	(213,438)
FINANCING ACTIVITIES
Cash dividends paid	(70,094)	(67,994)
NET CASH USED IN FINANCING ACTIVITIES	(70,094)	(67,994)
INCREASE (DECREASE) IN CASH	2,442,545	(1,978,918)
Cash at beginning of period	1,461,695	2,796,762
CASH AT END OF PERIOD	$3,904,240	$817,844

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes of Friedman Industries, Incorporated (the “Company”) included in its annual report on Form 10-K for the year ended March 31, 2017.

NOTE B — CHANGE IN ACCOUNTING ESTIMATE

During the quarter ended June 30, 2017, the Company determined that the economic useful lives of certain fixed assets at the Decatur, Alabama coil processing facility were greater than the useful lives used to calculate depreciation. As a result, effective April 1, 2017, the Company revised the useful lives of these assets resulting in a decrease in depreciation expense of approximately $160,000, an increase in net earnings of approximately $102,000 and an increase in diluted earnings per share of approximately $0.01 for the quarter ended June 30, 2017.

NOTE C — NEW ACCOUNTING STANDARDS

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

NOTE D — INVENTORIES

Inventories consist of prime coil, non-standard coil and tubular materials. Prime coil inventory consists primarily of raw materials, non-standard coil inventory consists primarily of raw materials and tubular inventory consists of both raw materials and finished goods. Cost for prime coil inventory is determined using the last-in, first-out (“LIFO”) method. The Company’s LIFO reserve was approximately $5,873,000 at June 30, 2017 and $5,593,000 at March 31, 2017. The LIFO reserve signifies the difference between LIFO value used for financial reporting and the value under weighted average cost used for the Company’s internal perpetual inventory records. Cost for non-standard coil inventory is determined using the specific identification method. Cost for tubular inventory is determined using the weighted average method. LIFO inventories are valued at the lower of cost or market. All other inventories are valued at the lower of cost or net realizable value.

A summary of inventory values by product group follows:

	June 30, 2017	March 31, 2017
Prime Coil Inventory	$11,648,170	$8,481,605
Non-Standard Coil Inventory	2,086,410	1,119,170
Tubular Raw Material	2,239,599	1,480,730
Tubular Finished Goods	23,441,562	23,837,045
	$39,415,741	$34,918,550

NOTE E — STOCK BASED COMPENSATION

The Company maintains the Friedman Industries, Incorporated 2016 Restricted Stock Plan (the “Plan”). The Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) and continues indefinitely until terminated by the Board or until all shares allowed by the Plan have been awarded and earned. The aggregate number of shares of the Company’s Common Stock eligible for award under the Plan is 500,000 shares. Subject to the terms and provisions of the Plan, the Committee may, from time to time, select the employees to whom awards will be granted and shall determine the amount and applicable restrictions of each award. Forfeitures are accounted for upon their occurrence.

As of June 30, 2017, the total number of restricted shares awarded under the Plan was 210,000 shares. All of the awarded shares have five year cliff vesting restrictions with vesting occurring on January 4, 2022. No other shares have been awarded under the Plan. The grant date fair value of the awarded shares is $1,444,800 and is being recognized as compensation expense over the 60 month requisite service period. The Company recorded compensation expense of $72,240 in the quarter ended June 30, 2017 relating to the stock awards issued under the Plan. In the quarter ended June 30, 2016, the Company maintained no equity compensation plans.

NOTE F — SEGMENT INFORMATION (in thousands)

	THREE MONTHS ENDED JUNE 30,
	2017	2016
Net sales
Coil	$18,010	$18,999
Tubular	5,073	3,395
Total net sales	$23,083	$22,394
Operating profit (loss)
Coil	$753	$(1,515)
Tubular	(1)	(274)
Total operating profit (loss)	752	(1,789)
Corporate expenses	527	557
Interest & other income	(4)	(15)
Earnings (loss) before income taxes	$229	$(2,331)

	June 30, 2017	March 31, 2017
Segment assets
Coil	$25,132	$21,833
Tubular	37,592	37,299
	62,724	59,132
Corporate assets	6,279	4,131
	$69,003	$63,263

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

NOTE G — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $8,000 and $13,500 in the quarters ended June 30, 2017 and 2016, respectively. No interest was paid in the quarters ended June 30, 2017 and 2016, respectively. Noncash financing activities consisted of accrued dividends of $70,094 and $67,994 in the quarters ended June 30, 2017 and 2016, respectively. There were noncash transactions of $246,000 and $293,000 in the quarters ended June 30, 2017 and 2016, respectively, for the transfer of ownership of life insurance policies from the Company to officers upon their retirement.

NOTE H — INCOME TAXES

The Company’s effective tax rate for the quarter ended June 30, 2017 differed from the statutory rate due primarily to tax benefits related to the ownership transfer of a life insurance policy from the Company to an officer upon retirement. The Company’s effective tax rate for the quarter ended June 30, 2016 differed from the statutory rate due primarily to state income tax benefits resulting from the loss before taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

During the three months ended June 30, 2017, sales increased $689,505 and costs of goods sold decreased $1,826,906 resulting in a gross profit increase of $2,516,411 compared to the amounts recorded during the three months ended June 30, 2016. The increase in sales resulted from an increase in the average selling price partially offset by a decrease in tons sold. The average per ton selling price increased from approximately $519 per ton in the 2016 quarter to approximately $689 per ton in the 2017 quarter. Tons sold decreased from approximately 43,000 tons in the 2016 quarter to approximately 33,500 tons in the 2017 quarter. The decrease in costs of goods sold was related primarily to the decline in tons sold partially offset by an increase in the average per ton cost from approximately $548 per ton in the 2016 quarter to approximately $651 per ton in the 2017 quarter. Gross margin as a percentage of sales increased from a gross loss of approximately 5.6% in the 2016 quarter to a gross profit of approximately 5.5% in the 2017 quarter.

Coil product segment sales decreased approximately $989,000 during the 2017 quarter. This decrease was related to a decline in coil tons sold partially offset by an increase in the average per ton selling price. Tons sold decreased from approximately 37,000 tons in the 2016 quarter to approximately 26,500 tons in the 2017 quarter. The average per ton selling price increased from approximately $515 per ton in the 2016 quarter to approximately $683 per ton in the 2017 quarter. The decline in coil segment sales volume was primarily attributable to reduced sales to customers manufacturing products used in the commercial freight industry. Coil segment operations recorded an operating profit of approximately $753,000 in the 2017 quarter and an operating loss of approximately $1,515,000 in the 2016 quarter. The coil segment’s profit margins are significantly impacted by the application of the LIFO method of inventory valuation. LIFO charges or credits are driven by relative changes in the cost and quantities of hot-rolled coils purchased. During the three months ended June 30, 2017, the coil segment experienced relatively stable pricing for hot-rolled coils and recorded a LIFO charge of approximately $280,000. During the three months ended June 30, 2016, the coil segment experienced a significant rise in the costs for hot-rolled coils and recorded a LIFO charge of approximately $2,336,000. The Company continues to experience intense competition for sales due to the general availability of both domestic and foreign hot-rolled sheet and plate.

The Company’s coil segment purchases a significant amount of its hot-rolled coils from steel mills operated by Nucor Steel Company (“NSC”). In the 2017 quarter, NSC continued to supply the Company with steel coils in amounts that were adequate for the Company’s purposes. The Company does not currently anticipate any significant change in such supply from NSC. Loss of NSC as a supplier could have a material adverse effect on the Company’s business.

Tubular product segment sales increased approximately $1,678,000 during the 2017 quarter. This increase resulted from increases in the average per ton selling price and sales volume for the Company’s inventoried tubular products. The average per ton selling price of these tubular products increased from approximately $540 per ton in the 2016 quarter to approximately $637 per ton in the 2017 quarter. Tons sold increased from approximately 6,000 tons in the 2016 quarter to approximately 7,000 tons in the 2017 quarter. In addition, tubular segment sales increased due to the Company’s newly constructed pipe finishing facility commencing operations during May 2017 and generating revenue of approximately $518,000 for the quarter ended June 30, 2017. Tubular segment operations recorded operating losses of approximately $1,000 and $274,000 in the 2017 and 2016 quarters, respectively. Tubular segment results for both the 2017 and 2016 quarters were negatively impacted by the effects of a prolonged recession in the U.S. energy business. Management believes the low demand for its tubular products is related to soft market conditions created by oversupply, foreign competition and the most recent recession in the U.S. energy business.

U.S. Steel Tubular Products, Inc. (“USS”) has been the primary supplier of new mill reject pipe to the Company and a significant customer of the Company’s manufactured tubular products used in the energy business. Historically, the Company’s manufactured tubular products sold to USS were produced from coil material purchased from USS. Sales of tubular products to USS have declined in recent years and in the 2017 quarter no sales were recorded to USS. Management believes the downward trend is primarily due to the increased presence of low-priced imported material, the most recent recession in the U.S. energy business and the structural change in energy exploration created by technological improvements revolving around shale production and hydraulic fracturing. The Company is unable to provide an estimate of the timing or quantity of future pipe orders from USS. In March 2016, USS announced it was temporarily idling pipe production at its Lone Star Tubular Operations facility due to weak market conditions. In December 2016, USS announced plans to permanently idle its #1 pipe mill at the Lone Star facility. In May 2017, USS resumed production at its Lone Star facility’s #2 pipe mill. The Company expects the volume and size range of new mill reject pipe supply from USS to be reduced given the permanent idling of the Lone Star facility’s #1 pipe mill. As of the date of this filing, all finishing services performed by the Company at its newly operational finishing facility have been performed for USS. The Company continues to manufacture pipe for sale to customers other than USS and sources coil material for this pipe production from domestic steel mills other than USS. Accordingly, the Company does not believe the idling of any USS facility will impact the ability of the Company to receive adequate coil supply for pipe manufacturing demands. Loss of USS as a supplier or customer could have a material adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amounts of pipe and coil material that will be available from USS in the future.

Income taxes in the 2017 quarter increased $928,553 from the amount recorded in the 2016 quarter. This increase was related primarily to the increase in earnings before taxes in the 2017 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company remained in a strong, liquid position at June 30, 2017. The current ratios were 6.3 at June 30, 2017 and 19.3 at March 31, 2017. Working capital was $43,427,740 at June 30, 2017, and $43,076,246 at March 31, 2017.

During the quarter ended June 30, 2017, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash increased primarily as a result of a decrease in accounts receivable and an increase in accounts payable partially offset by an increase in inventory. The increases in accounts payable and inventory were primarily related to the volume, timing and payment terms of inventory purchases for the Company’s coil segment. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 24 months.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Significant estimates that are subject to the Company’s assumptions include the valuation of LIFO inventories in the Company’s quarterly reporting, determination of useful lives for fixed assets and determination of the allowance for doubtful accounts. Valuation of LIFO inventories in the Company’s quarterly reporting requires estimates of the year end quantities, which is inherently difficult. The determination of useful lives for depreciation of fixed assets requires the Company to make assumptions regarding the future productivity of the Company’s fixed assets. The allowance for doubtful accounts requires the Company to draw conclusions on the future collectability of the Company’s accounts receivable. Actual results could differ from these estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended June 30, 2017. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2017 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended June 30, 2017

Part II — OTHER INFORMATION

Item 6. Exhibits

Exhibits

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

FRIEDMAN INDUSTRIES, INCORPORATED

Date: August 14, 2017	By	/s/ ALEX LARUE
Alex LaRue, Vice President – Secretary and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1	—	Articles of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Form S-8 filed on December 21, 2016).

3.2	—

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