Form 10-Q
period 2017-09-30
FRIEDMAN INDUSTRIES INC
filed 2017-11-13
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):   Yes  ☐    No   ☒

At November 13, 2017, the number of shares outstanding of the issuer’s only class of stock was 7,009,444 shares of Common Stock.

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
EX-101 XBRL Schema Document
EX-101 XBRL Calculation Linkbase Document
EX-101 XBRL Definition Linkbase Document
EX-101 XBRL Labels Linkbase Document
EX-101 XBRL Presentation Linkbase Document

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30, 2017	March 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$3,203,935	$1,461,695
Accounts receivable, net of allowances for bad debts and cash discounts of $21,052 and $27,276 at September 30 and March 31, 2017, respectively	8,783,982	8,939,051
Inventories	40,143,166	34,918,550
Other	307,169	113,540
TOTAL CURRENT ASSETS	52,438,252	45,432,836
PROPERTY, PLANT AND EQUIPMENT:
Land	1,452,799	1,082,331
Buildings and yard improvements	8,598,135	7,111,735
Machinery and equipment	39,229,322	31,451,479
Construction in progress	—	9,451,972
Less accumulated depreciation	(34,562,833)	(33,924,353)
	14,717,423	15,173,164
OTHER ASSETS:
Deferred income tax asset	960,185	1,165,950
Federal income taxes recoverable	913,347	913,347
Cash value of officers’ life insurance and other assets	340,750	578,000
TOTAL ASSETS	$69,369,957	$63,263,297
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,680,124	$2,003,661
Dividends payable	70,094	70,094
Contribution to retirement plan	114,750	42,000
Employee compensation and related expenses	355,892	240,835
TOTAL CURRENT LIABILITIES	8,220,860	2,356,590
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	307,721	550,282
TOTAL LIABILITIES	8,528,581	2,906,872
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 8,185,160 at September 30 and March 31, 2017	8,185,160	8,185,160
Additional paid-in capital	29,010,394	28,865,914
Treasury stock at cost (1,175,716 shares at September 30 and March 31, 2017)	(5,475,964)	(5,475,964)
Retained earnings	29,121,786	28,781,315
TOTAL STOCKHOLDERS’ EQUITY	60,841,376	60,356,425
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,369,957	$63,263,297

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Net sales	$26,077,710	$18,317,506	$49,160,979	$40,711,270
Costs and expenses
Costs of goods sold	24,700,540	18,363,217	46,520,386	42,009,969
General, selling and administrative costs	924,525	915,829	1,962,919	2,008,579
	25,625,065	19,279,046	48,483,305	44,018,548
Interest and other income	(4,375)	(14,750)	(8,750)	(29,500)
Earnings (loss) before income taxes	457,020	(946,790)	686,424	(3,277,778)
Provision for (benefit from) income taxes:
Current	—	154,995	—	(673,618)
Deferred	146,981	(497,903)	205,765	(539,059)
	146,981	(342,908)	205,765	(1,212,677)
Net earnings (loss)	$310,039	$(603,882)	$480,659	$(2,065,101)
Weighted average number of common shares outstanding:
Basic	7,009,444	6,799,444	7,009,444	6,799,444
Diluted	7,009,444	6,799,444	7,009,444	6,799,444
Net earnings (loss) per share:
Basic	$0.04	$(0.09)	$0.07	$(0.30)
Diluted	$0.04	$(0.09)	$0.07	$(0.30)
Cash dividends declared per common share	$0.01	$0.01	$0.02	$0.02

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net earnings (loss)	$480,659	$(2,065,101)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation	638,480	804,000
Deferred taxes	205,765	(539,059)
Compensation expense for restricted stock	144,480	—
Change in postretirement benefits	3,439	28,841
Decrease (increase) in operating assets:
Accounts receivable, net	155,069	(380,557)
Inventories	(5,224,616)	7,887,724
Federal income taxes recoverable	—	(913,347)
Other	(193,629)	(121,378)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	5,676,463	126,617
Contribution to retirement plan	72,750	87,000
Employee compensation and related expenses	115,057	24,089
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,073,917	4,938,829
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(182,739)	(436,787)
Increase in cash surrender value of officers’ life insurance	(8,750)	(29,500)
NET CASH USED IN INVESTING ACTIVITIES	(191,489)	(466,287)
FINANCING ACTIVITIES
Cash dividends paid	(140,188)	(135,989)
NET CASH USED IN FINANCING ACTIVITIES	(140,188)	(135,989)
INCREASE IN CASH	1,742,240	4,336,553
Cash at beginning of period	1,461,695	2,796,762
CASH AT END OF PERIOD	$3,203,935	$7,133,315

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

NOTE B — CHANGE IN ACCOUNTING ESTIMATE

During the quarter ended June 30, 2017, the Company determined that the economic useful lives of certain fixed assets at the Decatur, Alabama coil processing facility were greater than the useful lives used to calculate depreciation. As a result, effective April 1, 2017, the Company revised the useful lives of these assets resulting in a decrease in depreciation expense of approximately $160,000, an increase in net earnings of approximately $102,000 and an increase in diluted earnings per share of approximately $0.01 for the quarter ended September 30, 2017.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 states that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The update supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 was initially effective for interim and annual periods beginning after December 15, 2016 and early application was not permitted. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and only permits entities to adopt the standard one year earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. According to the deferred effective date, the new revenue standard will become effective for the Company’s fiscal year beginning April 1, 2018. The Company has reviewed its significant customer contracts according to the revenue recognition process prescribed by the new standard and does not expect a material financial statement impact due to adoption of the standard. The standard allows the choice of two adoption methods, full retrospective adoption or modified retrospective adoption. The Company is evaluating the selection of adoption method and developing accounting procedures and disclosures that will be necessary to comply with the new standard.

NOTE D — INVENTORIES

Inventories consist of prime coil, non-standard coil and tubular materials. Prime coil inventory consists primarily of raw materials, non-standard coil inventory consists primarily of raw materials and tubular inventory consists of both raw materials and finished goods. Cost for prime coil inventory is determined using the last-in, first-out (“LIFO”) method. The Company’s LIFO reserve was approximately $5,996,000 at September 30, 2017 and $5,593,000 at March 31, 2017. The LIFO reserve signifies the difference between LIFO value used for financial reporting and the value under weighted average cost used for the Company’s internal perpetual inventory records. Cost for non-standard coil inventory is determined using the specific identification method. Cost for tubular inventory is determined using the weighted average method. LIFO inventories are valued at the lower of cost or market. All other inventories are valued at the lower of cost or net realizable value.

A summary of inventory values by product group follows:

	September 30, 2017	March 31, 2017
Prime Coil Inventory	$14,073,367	$8,481,605
Non-Standard Coil Inventory	2,426,116	1,119,170
Tubular Raw Material	712,994	1,480,730
Tubular Finished Goods	22,930,689	23,837,045
	$40,143,166	$34,918,550

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

As of September 30, 2017, the total number of restricted shares awarded under the Plan was 210,000 shares. All of the awarded shares have five year cliff vesting restrictions with vesting occurring on January 4, 2022. No other shares have been awarded under the Plan. The grant date fair value of the awarded shares is $1,444,800 and is being recognized as compensation expense over the 60 month requisite service period. The Company recorded compensation expense of $72,240 in the quarter ended September 30, 2017 relating to the stock awards issued under the Plan. In the quarter ended September 30, 2016, the Company maintained no equity compensation plans.

NOTE F — SEGMENT INFORMATION (in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net sales
Coil	$20,128	$15,451	$38,138	$34,450
Tubular	5,950	2,867	11,023	6,261
Total net sales	$26,078	$18,318	$49,161	$40,711
Operating profit (loss)
Coil	$552	$118	$1,305	$(1,396)
Tubular	316	(649)	314	(923)
Total operating profit (loss)	868	(531)	1,619	(2,319)
Corporate expenses	415	431	942	988
Interest & other income	(4)	(15)	(9)	(29)
Total earnings (loss) before taxes	$457	$(947)	$686	$(3,278)

	September 30, 2017	March 31, 2017
Segment assets
Coil	$28,493	$21,833
Tubular	35,442	37,299
	63,935	59,132
Corporate assets	5,435	4,131
	$69,370	$63,263

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

NOTE G — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $8,000 and $13,500 in the six months ended September 30, 2017 and 2016, respectively. The Company paid no interest in the six months ended September 30, 2017 or 2016. Noncash financing activities consisted of accrued dividends of $70,094 and $67,994 in the six months ended September 30, 2017 and 2016, respectively. There were noncash transactions of $246,000 and $293,000 in the six months ended September 30, 2017 and 2016, respectively, for the transfer of ownership of life insurance policies from the Company to officers upon their retirement.

NOTE H — INCOME TAXES

The Company’s effective tax rate for the six months ended September 30, 2017 differed from the statutory rate due primarily to tax benefits related to the ownership transfer of a life insurance policy from the Company to an officer upon retirement. The Company’s effective tax rate for the six months ended September 30, 2016 differed from the statutory rate due primarily to state income tax benefits resulting from the loss before taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016

During the six months ended September 30, 2017, sales, costs of goods sold and gross profit increased $8,449,709, $4,510,417 and $3,939,292, respectively, from the comparable amounts recorded during the six months ended September 30, 2016. Sales increased due primarily to an increase in the average per ton selling price of the Company’s inventoried products which rose from approximately $543 per ton in the 2016 period to approximately $657 per ton in the 2017 period. Tons sold decreased slightly from approximately 75,000 tons in the 2016 period to approximately 72,000 tons in the 2017 period. Gross margin as a percentage of sales improved from a gross loss of approximately 3.2% in the 2016 period to a gross profit of approximately 5.4% in the 2017 period.

Coil product segment sales increased approximately $3,688,000 during the 2017 period. This increase resulted primarily from an increase in the average per ton selling price partially offset by a decrease in tons sold. The average per ton selling price increased from approximately $543 per ton in the 2016 period to approximately $673 per ton in the 2017 period. Coil segment shipments declined from approximately 63,000 tons in the 2016 period to approximately 57,000 tons in the 2017 period. The decline in coil segment sales volume was primarily attributable to reduced sales to customers manufacturing products used in the commercial freight industry. Coil segment operations recorded an operating profit of approximately $1,305,000 in the 2017 period and an operating loss of approximately $1,396,000 in the 2016 period. The coil segment’s profit margins are significantly impacted by the application of the LIFO method of inventory valuation. LIFO charges or credits are driven by relative changes in the cost and quantities of hot-rolled coils purchased. During the 2017 period, the coil segment experienced modest increases in the price for hot-rolled coils and recorded a LIFO charge of approximately $403,000. During the 2016 period, the coil segment experienced a significant rise in the costs for hot-rolled coils and recorded a LIFO charge of approximately $2,952,000. The Company continues to experience intense competition for sales due to the general availability of hot-rolled sheet and plate.

Tubular product segment sales increased approximately $4,762,000 during the 2017 period. This increase resulted from increases in the average per ton selling price and sales volume for the Company’s inventoried tubular products. The average per ton selling price of these tubular products increased from approximately $544 per ton in the 2016 period to approximately $599 per ton in the 2017 period. Tons sold increased from approximately 11,500 tons in the 2016 period to approximately 15,500 tons in the 2017 period. In addition, tubular segment sales increased due to the Company’s newly constructed pipe finishing facility commencing operations during May 2017 and generating revenue of approximately $1,664,000 for the six months ended September 30, 2017. During the 2017 period, all services performed by the Company at the finishing facility were performed for U.S. Steel Tubular Products, Inc. (“USS”). Due to market conditions, the Company does not expect to perform any finishing services for USS during the quarter ending December 31, 2017. As of the date of this filing, the Company is pursuing alternative options to utilize the finishing facility. Tubular segment operations recorded an operating profit of approximately $314,000 in the 2017 period and an operating loss of approximately $923,000 in the 2016 period. Tubular segment results for both the 2017 and 2016 periods were negatively impacted by the effects of a prolonged recession in the U.S. energy business. Management believes the low demand for its tubular products is related to soft market conditions created by oversupply, foreign competition and the most recent recession in the U.S. energy business.

USS has been the primary supplier of new mill reject pipe to the Company. In March 2016, USS announced it was temporarily idling pipe production at its Lone Star Tubular Operations facility due to weak market conditions. In December 2016, USS announced plans to permanently idle its #1 pipe mill at the Lone Star facility. In May 2017, USS resumed production at its Lone Star facility’s #2 pipe mill. The Company expects the volume and size range of new mill reject pipe supply from USS to be reduced given the permanent idling of the Lone Star facility’s #1 pipe mill. During the 2017 period, the Company did not manufacture any pipe for USS. The Company continues to manufacture pipe for sale to customers other than USS and sources coil material for this pipe production from domestic steel mills other than USS. Loss of USS as a supplier or customer could have a material adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amount of supply that will be available from USS in the future.

Income taxes in the 2017 period increased $1,418,442 from the amount recorded in the 2016 period. This increase was related primarily to the increase in earnings before taxes in the 2017 period.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

During the three months ended September 30, 2017, sales, costs of goods sold and gross profit increased $7,760,204, $6,337,323 and $1,422,881, respectively, from the comparable amounts recorded during the three months ended September 30, 2016. The increase in sales was related primarily to both an increase in tons sold and an increase in the average per ton selling price of the Company’s inventoried products. Tons sold increased from approximately 32,000 tons in the 2016 quarter to approximately 39,000 tons in the 2017 quarter. The average per ton selling price of the Company’s inventories products increased from approximately $577 per ton in the 2016 quarter to approximately $643 per ton in the 2017 quarter. The increase in costs of goods sold was related primarily to the increase in tons sold. Gross margin as a percentage of sales improved from approximately break-even in the 2016 quarter to a gross profit of approximately 5.3% in the 2017 quarter.

Coil product segment sales increased approximately $4,677,000 during the 2017 quarter. This increase was related to both an increase in tons sold and an increase in the average per ton selling price. Coil tons shipped increased from approximately 26,500 tons in the 2016 quarter to approximately 30,500 tons in the 2017 quarter. The average selling price per ton increased from approximately $582 per ton in the 2016 quarter to approximately $664 per ton in the 2017 quarter. Coil segment operations recorded operating profits of approximately $552,000 and $118,000 in the 2017 and 2016 quarters, respectively. The coil segment’s profit margins are significantly impacted by the application of the LIFO method of inventory valuation. LIFO charges or credits are driven by relative changes in the cost and quantities of hot-rolled coils purchased. During the three month periods ended September 30, 2017 and 2016, the coil segment experienced increases in the price for hot-rolled coils and recorded LIFO charges of approximately $123,000 and $616,000, respectively. The Company continues to experience intense competition for sales due to the general availability of hot-rolled sheet and plate.

Tubular product segment sales increased approximately $3,083,000 during the 2017 quarter. This increase resulted from increases in the average per ton selling price and sales volume for the Company’s inventoried tubular products. The average per ton selling price of these tubular products increased from approximately $549 per ton in the 2016 quarter to approximately $567 per ton in the 2017 quarter. Tubular tons shipped increased from approximately 5,000 tons in the 2016 quarter to approximately 8,500 tons in the 2017 quarter. In addition, tubular segment sales increased due to the Company’s newly constructed pipe finishing facility commencing operations during May 2017 and generating revenue of approximately $1,146,000 for the quarter ended September 30, 2017. During the 2017 quarter, all services performed by the Company at the finishing facility were performed for USS. Due to market conditions, the Company does not expect to perform any finishing services for USS during the quarter ending December 31, 2017. As of the date of this filing, the Company is pursuing alternative options to utilize the finishing facility. The tubular product segment recorded an operating profit of approximately $316,000 in the 2017 quarter and an operating loss of approximately $649,000 in the 2016 quarter. Tubular segment results for both the 2017 and 2016 quarters were negatively impacted by the effects of a prolonged recession in the U.S. energy business. Management believes the low demand for its tubular products is related to soft market conditions created by oversupply, foreign competition and the most recent recession in the U.S. energy business.

USS has been the primary supplier of new mill reject pipe to the Company. In March 2016, USS announced it was temporarily idling pipe production at its Lone Star Tubular Operations facility due to weak market conditions. In December 2016, USS announced plans to permanently idle its #1 pipe mill at the Lone Star facility. In May 2017, USS resumed production at its Lone Star facility’s #2 pipe mill. The Company expects the volume and size range of new mill reject pipe supply from USS to be reduced given the permanent idling of the Lone Star facility’s #1 pipe mill. During the 2017 quarter, the Company did not manufacture any pipe for USS. The Company continues to manufacture pipe for sale to customers other than USS and sources coil material for this pipe production from domestic steel mills other than USS. Loss of USS as a supplier or customer could have a material adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amount of supply that will be available from USS in the future.

Income taxes in the 2017 quarter increased $489,889 from the amount recorded in the 2016 quarter. This increase was related primarily to the increase in earnings before taxes in the 2017 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company remained in a strong, liquid position at September 30, 2017. The current ratios were 6.4 and 19.3 at September 30, 2017 and March 31, 2017, respectively. Working capital was $44,217,392 at September 30, 2017 and $43,076,246 at March 31, 2017.

At September 30, 2017, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash increased as a result of operating activities partially offset by the purchase of property, plant and equipment and the payment of cash dividends. Accounts payable and inventory increased significantly due primarily to the volume, timing and payment terms of inventory purchases for the Company’s coil segment. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

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

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended September 30, 2017. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2017 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended September 30, 2017

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

Date: November 13, 2017
	By	/s/ ALEX LARUE
Alex LaRue, Vice President – Secretary and Treasurer
(Principal Financial Officer)