Form 10-Q
period 2017-12-31
FRIEDMAN INDUSTRIES INC
filed 2018-02-14
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At February 14, 2018, the number of shares outstanding of the issuer’s only class of stock was 7,009,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	December 31, 2017	March 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$2,123,803	$1,461,695
Accounts receivable, net of allowances for bad debts and cash discounts of $21,052 and $27,276 at December 31 and March 31, 2017	7,054,181	8,939,051
Inventories	46,399,435	34,918,550
Other	380,576	113,540
TOTAL CURRENT ASSETS	55,957,995	45,432,836
PROPERTY, PLANT AND EQUIPMENT:
Land	1,452,799	1,082,331
Buildings and yard improvements	8,682,405	7,111,735
Machinery and equipment	39,237,369	31,451,479
Construction in progress	—	9,451,972
Less accumulated depreciation	(34,920,492)	(33,924,353)
	14,452,081	15,173,164
OTHER ASSETS:
Deferred income tax asset	463,728	1,165,950
Federal income taxes recoverable	866,894	913,347
Cash value of officers’ life insurance and other assets	206,125	578,000
TOTAL ASSETS	$71,946,823	$63,263,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,575,457	$2,003,661
Dividends payable	70,094	70,094
Contribution to retirement plan	162,000	42,000
Employee compensation and related expenses	252,381	240,835
Revolving line of credit	3,750,000	—
TOTAL CURRENT LIABILITIES	10,809,932	2,356,590
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	170,441	550,282
TOTAL LIABILITIES	10,980,373	2,906,872

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 8,185,160 at December 31 and March 31, 2017	8,185,160	8,185,160
Additional paid-in capital	29,082,634	28,865,914
Treasury stock at cost (1,175,716 shares at December 31 and March 31, 2017)	(5,475,964)	(5,475,964)
Retained earnings	29,174,620	28,781,315
TOTAL STOCKHOLDERS’ EQUITY	60,966,450	60,356,425
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,946,823	$63,263,297

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Net sales	$28,033,521	$15,988,745	$77,194,500	$56,700,015
Costs and expenses
Costs of goods sold	26,364,387	15,417,174	72,884,773	57,427,143
General, selling and administrative costs	999,220	957,305	2,962,139	2,965,884
Interest expense	8,451	—	8,451	—
	27,372,058	16,374,479	75,855,363	60,393,027
Interest and other income	(4,375)	(14,755)	(13,125)	(44,255)
Earnings (loss) before income taxes	665,838	(370,979)	1,352,262	(3,648,757)
Provision for (benefit from) income taxes:
Current	46,452	—	46,452	(673,618)
Deferred	496,457	(134,354)	702,222	(673,413)
	542,909	(134,354)	748,674	(1,347,031)
Net earnings (loss)	$122,929	$(236,625)	$603,588	$(2,301,726)
Weighted average number of common shares outstanding:
Basic	7,009,444	6,799,444	7,009,444	6,799,444
Diluted	7,009,444	6,799,444	7,009,444	6,799,444
Net earnings (loss) per share:
Basic	$0.02	$(0.03)	$0.09	$(0.34)
Diluted	$0.02	$(0.03)	$0.09	$(0.34)
Cash dividends declared per common share	$0.01	$0.01	$0.03	$0.03

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended December 31
	2017	2016
OPERATING ACTIVITIES
Net earnings (loss)	$603,588	$(2,301,726)
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Depreciation	996,139	1,202,549
Deferred taxes	702,222	(673,413)
Compensation expense for restricted stock	216,720	—
Provision for postretirement benefits	5,159	43,262
Decrease (increase) in operating assets:
Accounts receivable, net	1,884,870	(106,616)
Inventories	(11,480,885)	7,375,622
Federal income taxes recoverable	46,453	(913,347)
Other	(267,036)	(39,312)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	4,571,796	(595,940)
Contribution to retirement plan	120,000	126,500
Employee compensation and related expenses	11,546	(85,157)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,589,428)	4,032,422
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(275,056)	(655,032)
Change in cash surrender value of officers’ life insurance	(13,125)	(44,250)
NET CASH USED IN INVESTING ACTIVITIES	(288,181)	(699,282)
FINANCING ACTIVITIES
Borrowings under revolving line of credit	3,750,000	—
Cash dividends paid	(210,283)	(203,982)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,539,717	(203,982)
INCREASE IN CASH	662,108	3,129,158
Cash at beginning of period	1,461,695	2,796,762
CASH AT END OF PERIOD	$2,123,803	$5,925,920

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

NOTE B — CHANGE IN ACCOUNTING ESTIMATE

During the quarter ended June 30, 2017, the Company determined that the economic useful lives of certain fixed assets at the Decatur, Alabama coil processing facility were greater than the useful lives used to calculate depreciation. As a result, effective April 1, 2017, the Company revised the useful lives of these assets resulting in a decrease in depreciation expense of approximately $160,000, an increase in net earnings of approximately $98,000 and an increase in diluted earnings per share of approximately $0.01 for the quarter ended December 31, 2017.

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

NOTE D — INVENTORIES

Inventories consist of prime coil, non-standard coil and tubular materials. Prime coil and non-standard coil inventories consist primarily of raw materials and tubular inventory consists of both raw materials and finished goods. Cost for prime coil inventory is determined using the last-in, first-out (“LIFO”) method. The Company’s LIFO reserve was approximately $6,051,000 at December 31, 2017 and $5,593,000 at March 31, 2017. The LIFO reserve signifies the difference between LIFO value used for financial reporting and the value under weighted average cost used for the Company’s internal perpetual inventory records. Cost for non-standard coil inventory is determined using the specific identification method. Cost for tubular inventory is determined using the weighted average method. LIFO inventories are valued at the lower of cost or market. All other inventories are valued at the lower of cost or net realizable value.

A summary of inventory values by product group follows:

	December 31, 2017	March 31, 2017
Prime Coil Inventory	$13,320,717	$8,481,605
Non-Standard Coil Inventory	3,236,378	1,119,170
Tubular Raw Material	4,922,377	1,480,730
Tubular Finished Goods	24,919,963	23,837,045
	$46,399,435	$34,918,550

NOTE E — DEBT

On December 11, 2017, the Company entered into a loan agreement for a $7,500,000 revolving line of credit facility (the “Credit Facility”) with Citizens National Bank (the “Bank”). The Credit Facility expires on December 11, 2018 and is collateralized by the Company’s accounts receivable and inventory. Borrowings under the credit facility bear interest at the Bank’s prime rate minus 0.55%. Interest payments on amounts advanced are due monthly and principal payments may be made at any time without penalty. All outstanding principal and accrued interest is due upon expiration of the Credit Facility. The Credit Facility contains financial covenants that require the Company to not permit: (1) tangible common shareholders’ equity to be less than $50.0 million and (2) maximum debt to exceed 50% of tangible common shareholders’ equity. At December 31, 2017, the Company had borrowings of $3,750,000 outstanding under the Credit Facility and the applicable interest rate was 3.95%. As of the filing date of this Form 10-Q, the Company has borrowings of $2,000,000 outstanding under the Credit Facility.

NOTE F — STOCK BASED COMPENSATION

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

As of December 31, 2017, the total number of restricted shares awarded under the Plan was 210,000 shares. All of the awarded shares have five year cliff vesting restrictions with vesting occurring on January 4, 2022. No other shares have been awarded under the Plan. The grant date fair value of the awarded shares is $1,444,800 and is being recognized as compensation expense over the 60 month requisite service period. The Company recorded compensation expense of $72,240 in the quarter ended December 31, 2017 relating to the stock awards issued under the Plan. In the quarter ended December 31, 2016, the Company maintained no equity compensation plans.

NOTE G — SEGMENT INFORMATION (in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net sales
Coil	$22,410	$13,495	$60,547	$47,945
Tubular	5,624	2,494	16,648	8,755
Total net sales	$28,034	$15,989	$77,195	$56,700

Operating profit (loss)
Coil	$1,178	$538	$2,483	$(858)
Tubular	(53)	(437)	261	(1,360)
Total operating profit (loss)	1,125	101	2,744	(2,218)
Corporate expenses	463	487	1,405	1,475
Interest & other income	(4)	(15)	(13)	(44)
Total earnings (loss) before taxes	$666	$(371)	$1,352	$(3,649)

	December 31, 2017	March 31, 2017
Segment assets
Coil	$26,770	$21,833
Tubular	41,501	37,299
	68,271	59,132
Corporate assets	3,676	4,131
	$71,947	$63,263

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

NOTE H — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $8,000 and $13,500 in the nine months ended December 31, 2017 and 2016, respectively. The Company paid no interest in the nine months ended December 31, 2017 or 2016. Non-cash financing activities consisted of accrued dividends of $70,094 in both nine-month periods ended December 31, 2017 and 2016, respectively. There were noncash transactions of $385,000 and $293,000 in the nine months ended December 31, 2017 and 2016, respectively, for the transfer of ownership of life insurance policies from the Company to officers upon their retirement.

NOTE I — INCOME TAXES

The effective tax rate for the nine months ended December 31, 2017 was impacted by recording the provisional impact of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ending March 31, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate and repealing the deduction for domestic production activities.

The Tax Act reduces the federal corporate tax rate to 21.0% effective January 1, 2018. In accordance with Section 15 of the Internal Revenue Code, the Company will utilize a blended rate of approximately 30.8% for our fiscal 2018 tax year. The blended rate is calculated by applying prorated percentages, based on the number of days prior to and subsequent to the January 1, 2018 effective date, to the tax rate applicable for the respective pre and post effective periods. During the quarter ended December 31, 2017, the Company recorded provisional deferred tax expense of approximately $240,500 for the re-measurement of deferred tax assets and liabilities.

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period, which should not extend beyond one year from the Tax Act enactment date, for companies to complete the accounting under Accounting Standards Codification 740 (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 according to the tax laws that were in effect immediately before the enactment of the Tax Act. Deferred tax assets and liabilities have been recorded at provisional amounts and represent the Company’s best estimates based on records, information and current guidance. Additional information and analysis is required to finalize the impact that the Tax Act will have on the Company’s full fiscal year financial results. The Company currently anticipates finalizing and recording any resulting adjustments by the end of the fiscal year ending March 31, 2018.

The Company’s effective tax rate for the nine months ended December 31, 2016 differed from the statutory rate due primarily to state income tax benefits resulting from the loss before taxes.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Friedman Industries, Incorporated is a manufacturer and processor of steel products and operates in two reportable segments; coil products and tubular products.

The coil product segment includes the operation of two hot-roll coil processing facilities; one in Hickman, Arkansas and the other in Decatur, Alabama. Each facility operates a temper mill and a cut-to-length line. The temper mill improves the flatness and surface qualities of the coils and the cut-to-length line levels the steel and cuts the coils into sheet and plate of prescribed lengths. Combined, the facilities are capable of cutting sheet and plate with thicknesses ranging from 14 gauge to ½” thick. The coil product segment sells its prime grade inventory under the Friedman Industries name but also maintains an inventory of non-standard coil products, consisting primarily of mill secondary and excess prime coils, which are sold through the Company’s XSCP division. The coil product segment also processes customer-owned coils on a fee basis.

The tubular product segment consists of the Company’s Texas Tubular Products division (“TTP”) located in Lone Star, Texas. TTP operates two electric resistance welded pipe mills with a combined outside diameter (“OD”) size range of 2 3/8” OD to 8 5/8” OD. Both pipe mills are American Petroleum Institute (“API”) licensed to manufacture line pipe and oil country pipe and also manufacture pipe for structural purposes that meets other recognized industry standards. TTP has a pipe finishing facility that threads and couples oil country tubular goods and performs other services that are customary in the pipe finishing process. The pipe finishing facility is API licensed and focuses on threading semi-premium connections. TTP’s inventory consists of raw materials and finished goods. Raw material inventory consists of hot-rolled steel coils that TTP will manufacture into pipe. Finished goods inventory consists of pipe TTP has manufactured and new mill reject pipe that TTP purchases from U.S. Steel Tubular Products, Inc. (“USS”).

The Company purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Results of Operations

Nine Months Ended December 31, 2017 Compared to Nine Months Ended December 31, 2016

During the nine months ended December 31, 2017, sales, costs of goods and gross profit increased $20,494,485, $15,457,630 and $5,036,855, respectively, from the comparable amounts recorded during the nine months ended December 31, 2016. Sales increased due primarily to both an increase in the average per ton selling price of the Company’s inventoried products and an increase in tons sold. The average per ton selling price of the Company’s inventoried products rose from approximately $560 per ton in the 2016 period to approximately $660 per ton in the 2017 period. Tons sold increased from approximately 101,000 tons in the 2016 period to approximately 114,500 tons in the 2017 period. Gross margin as a percentage of sales improved from a gross loss of approximately 1.3% in the 2016 period to a gross profit of approximately 5.6% in the 2017 period. The Company’s results before income taxes improved from a loss before taxes of $3,648,757 for the 2016 period to earnings before taxes of $1,352,262 for the 2017 period.

Coil product segment sales increased approximately $12,602,000 during the 2017 period. This increase resulted primarily from both an increase in the average per ton selling price and an increase in tons sold. The average per ton selling price increased from approximately $561 per ton in the 2016 period to approximately $671 per ton in the 2017 period. The average selling price increased due primarily to increased costs of raw materials and the 2016 period’s selling price being depressed due to pricing commitments made when steel prices were at lower levels in late 2015. Coil segment shipments increased from approximately 85,500 tons in the 2016 period to approximately 90,000 tons in the 2017 period. Coil segment operations recorded an operating profit of approximately $2,483,000 in the 2017 period and an operating loss of approximately $858,000 in the 2016 period. The coil segment’s profit margins are significantly impacted by the application of the LIFO method of inventory valuation. LIFO charges or credits are driven by relative changes in the cost and quantities of hot-rolled coils purchased. During the 2017 period, the coil segment experienced modest increases in the price for hot-rolled coils and recorded a LIFO charge of approximately $458,500. During the 2016 period, the coil segment experienced a significant rise in the costs for hot-rolled coils and recorded a LIFO charge of approximately $2,931,000. The Company continues to experience intense competition for sales due to the general availability of hot-rolled sheet and plate.

Tubular product segment sales increased approximately $7,893,000 during the 2017 period. This increase resulted from both an increase in sales volume for the Company’s inventoried tubular products and an increase in the average per ton selling price of these products. Tubular tons shipped increased from approximately 16,000 tons in the 2016 period to approximately 24,500 tons in the 2017 period. The average per ton selling price of these tubular products increased from approximately $558 per ton in the 2016 period to approximately $616 per ton in the 2017 period. In addition, tubular segment sales increased due to the Company’s pipe finishing facility commencing operations during May 2017 and generating revenue of approximately $1,664,000 for the nine months ended December 31, 2017. The tubular product segment recorded an operating profit of approximately $261,000 in the 2017 period and an operating loss of approximately $1,360,000 in the 2016 period. Tubular segment results for both the 2017 and 2016 periods were negatively impacted by the effects of the most recent recession in the U.S. energy business.

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

Income taxes in the 2017 period increased $2,095,705 from the amount recorded in the 2016 period. This increase was related primarily to the increase in earnings before taxes in the 2017 period.

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

During the three months ended December 31, 2017, sales, costs of goods sold and gross profit increased $12,044,776, $10,947,213 and $1,097,563, respectively, from the comparable amounts recorded during the three months ended December 31, 2016. The increase in sales was related to both an increase in tons sold and an increase in the average per ton selling price. Tons sold increased from approximately 26,000 tons in the 2016 quarter to approximately 42,000 tons in the 2017 quarter. The average per ton selling price increased from approximately $608 per ton in the 2016 quarter to approximately $664 per ton in the 2017 quarter. Gross profit as a percentage of sales improved from approximately 3.6% for the 2016 quarter to approximately 6.0% for the 2017 quarter. The Company’s results before income taxes improved from a loss before taxes of $370,979 for the 2016 quarter to earnings before taxes of $665,838 for the 2017 quarter.

Coil product segment sales increased approximately $8,915,000 during the 2017 quarter. This increase resulted primarily from both an increase in tons sold and an increase in the average per ton selling price. Coil tons shipped increased from approximately 22,000 tons in the 2016 quarter to approximately 33,500 tons in the 2017 quarter. The improved shipping volume for the 2017 quarter was primarily due to increased demand among many of the segment’s customers and an increase in the number of customers sold. Management expects the coil segment’s fourth quarter shipping volume to increase slightly compared to the third quarter’s shipping volume. The average selling price increased from approximately $611 per ton in the 2016 quarter to $668 per ton in the 2017 quarter. Coil segment operations recorded operating profits of approximately $1,178,000 and $538,000 in the 2017 and 2016 quarters, respectively. The coil segment’s profit margins are significantly impacted by the application of the LIFO method of inventory valuation. LIFO charges or credits are driven by relative changes in the cost and quantities of hot-rolled coils purchased. During the three month periods ended December 31, 2017 and 2016, the coil segment experienced relatively stable pricing for hot-rolled coils. The Company recorded a LIFO charge of approximately $55,000 for the 2017 quarter and a LIFO credit of approximately $21,000 for the 2016 quarter. The Company continues to experience intense competition for sales due to the general availability of hot-rolled sheet and plate.

Tubular product segment sales increased approximately $3,130,000 during the 2017 quarter. This increase resulted primarily from an increase in tons sold and an increase in the average per ton selling price. Tubular tons shipped increased from approximately 4,000 tons in the 2016 quarter to approximately 8,500 tons in the 2017 quarter. The average per ton selling price of tubular products increased from approximately $595 per ton in the 2016 quarter to approximately $648 per ton in the 2017 quarter. The tubular product segment recorded operating losses of approximately $53,000 and $437,000 in the 2017 and 2016 quarters, respectively. The tubular segment’s newly operational finishing facility did not generate any revenue during the 2017 quarter. However, management expects the pipe finishing facility to resume operations in March 2018. Historically, the tubular segment has produced and sold API line pipe through an exclusive customer arrangement. Late in the 2017 quarter, TTP began actively producing, marketing and selling line pipe directly to distributors. Management expects that the tubular segment’s fourth quarter operating results will be positively impacted by increased sales and mill production related to line pipe. Increasing market acceptance of the Company’s tubular products among both line pipe distributors and midstream companies is a key component of management’s strategy for long-term success in the small diameter line pipe market.

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

Income taxes in the 2017 quarter increased $677,263 from the amount recorded in the 2016 quarter. This increase was related primarily to the increase in earnings before taxes in the 2017 quarter but also to approximately $240,500 in deferred tax expense recognized for provisional adjustments related to the tax reform enacted by the U.S. government during the quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company remained in a strong, liquid position at December 31, 2017. The current ratios were 5.2 and 19.3 at December 31, 2017 and March 31, 2017, respectively. Working capital was $45,148,063 at December 31, 2017 and $43,076,246 at March 31, 2017.

At December 31, 2017, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash increased as a result of $3,750,000 borrowed under a revolving line of credit put into place during the quarter ended December 31, 2017. The increase in cash from financing activities was partially offset by cash used in operating activities, purchases of property, plant and equipment and the payment of cash dividends. Accounts payable and inventory increased significantly due primarily to the volume, timing and payment terms of inventory purchases for both the Company’s coil segment and tubular segment. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 24 months.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Significant estimates that are subject to the Company’s assumptions include the valuation of LIFO inventories in the Company’s quarterly reporting, determination of useful lives for fixed assets and determination of the allowance for doubtful accounts. Valuation of LIFO inventories in the Company’s quarterly reporting requires estimates of the year end quantities, which is inherently difficult. The determination of useful lives for depreciation of fixed assets requires the Company to make assumptions regarding the future productivity of the Company’s fixed assets. The allowance for doubtful accounts requires the Company to draw conclusions on the future collectibility of the Company’s accounts receivable. Actual results could differ from these estimates.

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

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended December 31, 2017. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended December 31, 2017 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended December 31, 2017

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

3.3	—	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Form S-8 filed on December 21, 2016).

10.1	—	Revolving Line of Credit Loan Agreement, dated December 11, 2017 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).

10.2	—	Promissory Note, dated December 11, 2017 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).

10.3	—	Commercial Security Agreement, dated December 11, 2017 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert Sparkman

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert Sparkman

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Schema Document

101.CAL	—	XBRL Calculation Linkbase Document

101.DEF	—	XBRL Definition Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

Date: February 14, 2018
	By	/s/ ALEX LARUE
Alex LaRue, Vice President – Secretary and Treasurer (Principal Financial Officer)