Form 10-K
period 2018-03-31
FRIEDMAN INDUSTRIES INC
filed 2018-06-28
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2018

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

Texas	74-1504405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1121 Judson Road Suite 124, Longview, TX	75601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (903) 758-3431

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No X

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

X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 2017 (computed by reference to the closing price on such date) was approximately $41,592,000.

The number of shares of the registrant’s Common Stock outstanding at June 28, 2018 was 7,009,444 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 2018 — Part II.

Proxy Statement for the 2018 Annual Meeting of Shareholders of Friedman Industries, Incorporated — Part III.

PART I

Item 1.   Business

Friedman Industries, Incorporated (the “Company”), a Texas corporation incorporated in 1965, is a manufacturer and processor of steel products and operates in two reportable segments; coil products and tubular products. Significant financial information relating to the Company’s business segments for the last two years is contained in Note 8 of the Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2018, which financial statements are incorporated herein by reference in Item 8 hereof.

Coil Products

The coil product segment consists of the operation of two hot-roll coil processing facilities; one in Hickman, Arkansas (“Hickman”) and the other in Decatur, Alabama (“Decatur”). Each facility operates a temper mill and a cut-to-length line. The temper mill improves the flatness and surface qualities of the coils and the cut-to-length line levels the steel and cuts the coils into sheet and plate of prescribed lengths. Combined, the facilities are capable of cutting sheet and plate with thicknesses ranging from 14 gauge to ½” thick. The coil product segment sells its prime grade inventory under the Friedman Industries name but also maintains an inventory of non-standard coil products, consisting primarily of mill secondary and excess prime coils, which are sold through the Company’s XSCP division. The coil product segment also processes customer-owned coils on a fee basis.

The Hickman and Decatur facilities are substantially similar with respect to machinery, equipment and products produced. The Company makes shipments of coil products based on which facility offers the desired product or, if the product is available at both facilities, based on other factors, such as customer location, freight conditions and the ability of the facility to fulfill the order on a timely basis. Coil products are sold on a wholesale, rapid-delivery basis in competition with other processors of hot-rolled steel coils. Shipments are made via unaffiliated truckers or by rail.

The coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Products

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

TTP purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Marketing

The following table sets forth the approximate percentage of total sales contributed by each group of products and services during each of the Company’s last two fiscal years:

Product and Service Groups	2018	2017
Coil Products	74%	83%
Tubular Products	26%	17%

Coil Products.  The Company sells coil products and processing services to approximately 165 customers located primarily in the midwestern, southwestern and southeastern regions of the United States. The Company’s principal customers for these products and services are steel distributors and customers manufacturing steel products such as steel buildings, railroad cars, barges, tanks and containers, trailers, component parts and other fabricated steel products. During the fiscal years ended March 31, 2018 and 2017, sales of coil products to Trinity Industries, Inc. accounted for approximately 16% and 28% of the Company’s total sales, respectively.

The Company sells substantially all of its coil products through its own sales force. At March 31, 2018, the sales force was comprised of the Vice President – Coil Sales and three professional sales personnel. Sales personnel are paid on a salary and commission basis.

Tubular Products.  The Company sells its tubular products nationally to approximately 125 customers. The Company’s principal customers for these products are steel and pipe distributors. In fiscal years 2018 and 2017, no individual tubular customer accounted for 10% or more of the Company’s total sales.

The Company sells substantially all of its tubular products through its own sales force. At March 31, 2018, the sales force was comprised of the Vice President – Tubular Sales and two professional sales personnel. Sales personnel are paid on a salary and commission basis.

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

Employees

At March 31, 2018, the Company had 89 full-time employees and 2 part-time employees.

Executive Officers of the Company

The following table sets forth as of March 31, 2018, for each executive officer of the Company, the name, age, officer positions and arrangements with other persons regarding his selection as an officer, if any, and the period during which such officer has served in such capacity:

Name	Age	Position, Offices with the Company and Other Arrangements, if any
Robert Sparkman	62

President and Chief Executive Officer since April 2017; formerly President and Chief Operating Officer since 2016; formerly Senior Vice President — Operations since 2015; formerly Vice President of Sales — Coil Division since 2002

Alex LaRue	32

Chief Financial Officer – Secretary and Treasurer since March 2018; formerly Vice President — Secretary and Treasurer since 2014; formerly Assistant Vice President — Secretary and Treasurer since 2013; formerly Controller — Texas Tubular Products since 2011

Item 1A.  Risk Factors

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

_______________

(1)	All of the Company’s owned real properties, plants and offices are held in fee and are not subject to any mortgage or deed of trust.

(2)

The office lease is with a non-affiliated party. The lease was scheduled to expire on April 30, 2018 but the Company executed a lease addendum to extend the term for an additional 36 months resulting in an amended expiration date of April 30, 2021. The lease requires a monthly rental payment by the Company of $2,728.

Item 3.  Legal Proceedings

The Company is a class member of steel antitrust class action litigation brought against certain steel manufacturers in the United States District Court for the Northern District of Illinois. The litigation was initiated by several complaints filed in September and October of 2008 alleging the defendants conspired, in violation of the U.S. antitrust laws, to restrict their output and therefore raise or fix the prices for steel products sold for delivery in the United States between April 1, 2005 and December 31, 2007. The plaintiffs sought monetary and other relief on behalf of themselves and the class. A portion of the defendants reached settlements in 2014 totaling $163,900,000 and the Company received settlement proceeds of $316,310 in fiscal 2016 related to this settlement. A settlement was reached with the remaining defendants in February 2017 totaling $30,000,000. Subsequent to March 31, 2018, the Company received settlement proceeds of $56,500. The Company does not expect to receive any additional proceeds from this legal matter.

The Company is not a party to, nor is its property the subject of, any other material pending legal proceedings.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded principally on the NYSE – American (Symbol: FRD).

Reference is hereby made to the sections of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2018, entitled “Description of Business — Range of High and Low Sales Prices of Common Stock” and “Description of Business — Cash Dividends Declared Per Share of Common Stock”, which sections are hereby incorporated herein by reference.

The approximate number of shareholders of record of Common Stock of the Company as of May 25, 2018 was 205. Because many of the Company’s common shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of individual shareholders represented by these record holders.

Item 6.  Selected Financial Data

Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2018, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and notes thereto of the Company included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2018, are hereby incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2018 and 2017

Consolidated Statements of Operations — Years ended March 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity — Years ended March 31, 2018 and 2017

Consolidated Statements of Cash Flows — Years ended March 31, 2018 and 2017

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

Information with respect to supplementary financial information relating to the Company appears in Note 9 — Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements incorporated herein by reference above in this Item 8 from the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2018.

The following supplementary schedule for the Company for the year ended March 31, 2018, is included elsewhere in this report:

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

Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting appears on page 20 of the Company’s Annual Report to Shareholders for the year ended March 31, 2018, which is incorporated herein by reference. This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Except as otherwise set forth below, information with respect to Item 10 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2018 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2018 fiscal year.

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

Item 11.  Executive Compensation

Information with respect to Item 11 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2018 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2018 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The disclosure required pursuant to Item 201(d) of Regulation S-K is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2018 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2018 fiscal year.

Additional information with respect to Item 12 regarding equity compensation plan information relating to the Company is hereby incorporated herein by reference from Note 2 — Equity Compensation Plans and Capital Stock included in the Notes to Consolidated Financial Statements of the Company included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2018.

Security Ownership Information

The additional information with respect to Item 12 regarding the security ownership of certain beneficial owners and management, and related matters, is hereby incorporated herein by reference from the Company’s proxy statement in respect to the 2018 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2018 fiscal year.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information with respect to Item 13 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2018 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2018 fiscal year.

Item 14.  Principal Accountant Fees and Services

Information with respect to Item 14 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2018 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2018 fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents included in this report

1. Financial Statements

The following financial statements and notes thereto of the Company are included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2018, which is incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2018 and 2017

Consolidated Statements of Operations — Years ended March 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity — Years end March 31, 2018 and 2017

Consolidated Statements of Cash Flows — Years ended March 31, 2018 and 2017

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

3.3	—	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Form S-8 filed on December 21, 2016).

10.1	—	Revolving Line of Credit Loan Agreement, dated December 11, 2017 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).

10.2	—	Promissory Note, dated December 11, 2017 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).

10.3	—	Commercial Security Agreement, dated December 11, 2017 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).

**13.1	—	The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2018.

**14.1	—	Friedman Industries, Incorporated Code of Conduct and Ethics.

**21.1	—	List of Subsidiaries.

**23.1	—	Consent of Moss Adams LLP.

**23.2	—	Consent of Hein & Associates LLP.

**31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert Sparkman.

**31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

**32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert Sparkman.

Exhibit No.		Description

**32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

**101.INS	—	XBRL Instance Document.

**101.SCH	—	XBRL Taxonomy Schema Document.

**101.CAL	—	XBRL Calculation Linkbase Document.

**101.DEF	—	XBRL Definition Linkbase Document.

**101.LAB	—	XBRL Label Linkbase Document.

**101.PRE	—	XBRL Presentation Linkbase Document.

_______________

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

By:	/S/ ROBERT SPARKMAN
Robert Sparkman
President and Chief Executive Officer

Dated: June 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Friedman Industries, Incorporated in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT SPARKMAN	President and Chief Executive Officer and Director (Principal Executive Officer)	June 28, 2018
Robert Sparkman

/S/ ALEX LARUE	Chief Financial Officer — Secretary and Treasurer (Principal Financial Officer)	June 28, 2018
Alex LaRue

/S/ DURGA D. AGRAWAL	Director	June 28, 2018
Durga D. Agrawal

/S/ CHARLES W. HALL	Director	June 28, 2018
Charles W. Hall

/S/ MAX REICHENTHAL	Director	June 28, 2018
Max Reichenthal

/S/ JOEL SPIRA	Director	June 28, 2018
Joel Spira

/S/ MIKE TAYLOR	Director	June 28, 2018
Mike Taylor

/S/ JOE L. WILLIAMS	Director	June 28, 2018
Joe L. Williams

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FRIEDMAN INDUSTRIES, INCORPORATED

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe(A)	Deductions— Describe(B)	Balance at End of Period
Year ended March 31, 2018
Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$27,276	$—	$425,140	$431,364	$21,052

Year ended March 31, 2017
Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$22,276	$—	$307,932	$302,932	$27,276

________________

(A)	Cash discounts allowed on sales and charged against revenue.

(B)	Accounts receivable written off of $1,224 and $0 and cash discounts taken on sales of $430,140 and $302,932 during fiscal years 2018 and 2017, respectively.

S-1