Form 10-Q
period 2018-06-30
FRIEDMAN INDUSTRIES INC
filed 2018-08-14
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

At August 14, 2018, the number of shares outstanding of the issuer’s only class of stock was 7,009,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	JUNE 30, 2018	MARCH 31, 2018 As Adjusted
ASSETS
CURRENT ASSETS:
Cash	$3,298,781	$4,052,582
Accounts receivable, net of allowances for bad debts and cash discounts of $21,052 at June 30 and March 31, 2018, respectively	18,247,788	17,458,289
Inventories	59,598,607	45,329,434
Other	535,922	429,101
TOTAL CURRENT ASSETS	81,681,098	67,269,406
PROPERTY, PLANT AND EQUIPMENT:
Land	1,452,799	1,452,799
Buildings and yard improvements	8,813,031	8,710,958
Machinery and equipment	39,368,094	39,282,944
Less accumulated depreciation	(35,638,296)	(35,280,700)
	13,995,628	14,166,001
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	224,175	217,900
TOTAL ASSETS	$95,900,901	$81,653,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,624,966	$10,233,431
Income taxes payable	862,259	—
Dividends payable	210,283	140,189
Contribution to retirement plan	90,000	45,000
Employee compensation and related expenses	925,277	612,015
TOTAL CURRENT LIABILITIES	21,712,785	11,030,635
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	182,486	175,056
DEFERRED INCOME TAX LIABILITY	1,968,330	1,872,166
TOTAL LIABILITIES	23,863,601	13,077,857
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 8,185,160 at June 30 and March 31, 2018	8,185,160	8,185,160
Additional paid-in capital	29,227,114	29,154,874
Treasury stock at cost (1,175,716 shares at June 30 and March 31, 2018)	(5,475,964)	(5,475,964)
Retained earnings	40,100,990	36,711,380
TOTAL STOCKHOLDERS’ EQUITY	72,037,300	68,575,450
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,900,901	$81,653,307

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2018	2017 As Adjusted
Net Sales	$48,193,318	$23,083,269
Costs and expenses
Costs of goods sold	42,000,840	21,539,959
General, selling and administrative costs	1,492,740	1,038,394
	43,493,580	22,578,353
EARNINGS FROM OPERATIONS	4,699,738	504,916
Interest and other income	(62,775)	(4,375)
EARNINGS BEFORE INCOME TAXES	4,762,513	509,291
Income tax provision:
Current	1,066,456	—
Deferred	96,164	144,961
	1,162,620	144,961
NET EARNINGS	$3,599,893	$364,330
Average number of common shares outstanding:
Basic	7,009,444	7,009,444
Diluted	7,009,444	7,009,444
Net earnings per share:
Basic	$0.51	$0.05
Diluted	$0.51	$0.05
Cash dividends declared per common share	$0.03	$0.01

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2018	2017 As Adjusted
OPERATING ACTIVITIES
Net earnings	$3,599,893	$364,330
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation	357,596	282,064
Deferred taxes	96,164	144,961
Compensation expense for restricted stock	72,240	72,240
Change in postretirement benefits	7,430	1,720
Decrease (increase) in operating assets:
Accounts receivable	(789,499)	680,046
Inventories	(14,269,173)	(4,777,078)
Other current assets	(106,821)	96,747
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	9,391,535	5,745,306
Income taxes payable	862,259	—
Contribution to retirement plan	45,000	42,000
Employee compensation and related expenses	313,262	24,143
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(420,114)	2,676,479
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(187,223)	(159,465)
Increase in cash surrender value of officers’ life insurance	(6,275)	(4,375)
NET CASH USED IN INVESTING ACTIVITIES	(193,498)	(163,840)
FINANCING ACTIVITIES
Cash dividends paid	(140,189)	(70,094)
NET CASH USED IN FINANCING ACTIVITIES	(140,189)	(70,094)
INCREASE (DECREASE) IN CASH	(753,801)	2,442,545
Cash at beginning of period	4,052,582	1,461,695
CASH AT END OF PERIOD	$3,298,781	$3,904,240

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes of Friedman Industries, Incorporated (the “Company”) included in its annual report on Form 10-K for the year ended March 31, 2018.

NOTE B — CHANGE IN ACCOUNTING PRINCIPLE

Effective April 1, 2018, the Company changed its method for valuing prime coil inventory of the coil segment from the last-in, first-out (“LIFO”) method to the average cost method. The effects of the change in accounting principle from LIFO to average cost have been retrospectively applied to all prior periods presented in all sections of this quarterly report on Form 10-Q. The Company believes the average cost method is preferable as it more closely resembles the physical flow of our inventory, it better matches revenues with expenses and it aligns with how we internally manage our business. As a result of the retrospective application of the change in accounting principle, certain financial statement line items in the Company’s consolidated balance sheet as of March 31, 2018 and its consolidated statement of operations and consolidated statement of cash flows for the quarter ended June 30, 2017 were adjusted as presented in the table below. In addition, retained earnings as of April 1, 2017 increased $4,418,318 as a result of the change in accounting principle.

	As Originally Reported	Effect of Change	As Adjusted
Consolidated Statement of Operations, Quarter Ended June 30, 2017
Cost of goods sold	21,819,846	(279,887)	21,539,959
Income tax provision	58,784	86,177	144,961
Net earnings	170,620	193,710	364,330

Net earnings per share:
Basic	0.02	0.03	0.05
Diluted	0.02	0.03	0.05

Consolidated Statement of Cash Flows, Quarter Ended June 30, 2017
Net earnings	170,620	193,710	364,330
Change in inventories	(4,497,191)	(279,887)	(4,777,078)
Change in deferred income taxes	58,784	86,177	144,961

Consolidated Balance Sheet, as of March 31, 2018
Inventories	38,039,332	7,290,102	45,329,434
Deferred income tax liability	103,198	1,768,968	1,872,166
Retained earnings	31,190,246	5,521,134	36,711,380

The following table shows the effect of the change in accounting principle from LIFO to average cost on the quarter ended June 30, 2018:

	As Computed Under LIFO	As Computed Under Average Cost	Effect of Change
Consolidated Statement of Operations, Quarter Ended June 30, 2018
Earnings before income taxes	2,100,440	4,762,513	2,662,073
Income tax provision	514,128	1,162,620	648,492
Net earnings	1,586,312	3,599,893	2,013,581

Net earnings per share:
Basic	0.23	0.51	0.28
Diluted	0.23	0.51	0.28

NOTE C — NEW ACCOUNTING STANDARDS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 states that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The update supersedes prior revenue recognition guidance, including industry-specific guidance. Effective April 1, 2018, the Company adopted the new standard through the modified retrospective method applied to those contracts that were not completed as of April 1, 2018 and those contracts initiated on or after April 1, 2018. Results for reporting periods beginning on or after April 1, 2018 are presented under the new standard, while prior period amounts are unadjusted and reported in accordance with historic accounting under the prior guidance. The modified retrospective method requires that the cumulative effect of initially applying the new guidance be recorded as an adjustment to the opening balance of retained earnings in the condensed consolidated balance sheet. The adoption of this new accounting guidance did not have an impact on any prior period earnings and no adjustment was recorded to the opening retained earnings balance as of April 1, 2018. The adoption did not have a financial statement impact to the Company but did result in expanded disclosures which are provided in Note H.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. The Company adopted this new guidance effective April 1, 2018. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

NOTE D — INVENTORIES

Inventories consist of prime coil, non-standard coil and tubular materials. Prime coil inventory consists primarily of raw materials, non-standard coil inventory consists primarily of raw materials and tubular inventory consists of both raw materials and finished goods. Effective April 1, 2018, the Company changed the inventory valuation method of its prime coil inventory from the LIFO method to the average cost method. Prime coil inventory value for both periods presented in the table below are based on average cost valuation. Cost for non-standard coil inventory is determined using the specific identification method. Cost for tubular inventory is determined using the average cost method. All inventories are valued at the lower of cost or net realizable value.

A summary of inventory values by product group follows:

	June 30, 2018	March 31, 2018 As Adjusted
Prime Coil Inventory	$24,679,720	$14,185,858
Non-Standard Coil Inventory	4,727,898	2,971,324
Tubular Raw Material	12,178,658	6,734,076
Tubular Finished Goods	18,012,331	21,438,176
	$59,598,607	$45,329,434

Tubular raw material inventory consists of hot-rolled steel coils that the Company will manufacture into pipe. Tubular finished goods inventory consists of pipe the Company has manufactured and new mill reject pipe that the Company purchases from U.S. Steel Tubular Products, Inc. At June 30, 2018, the Company carried quantities of mill reject pipe on hand that exceeded the trailing twelve month sales volume. Based on improved market conditions and overall economic conditions as well as recent sales trends, the Company reasonably expects the sales volume for the future twelve month period to approximate or at least be a substantial portion of the June 30, 2018 quantity on hand, hence current classification of this inventory on the Company’s balance sheet. The Company’s projections are subject to significant estimates which may be different from actual results.

NOTE E - DEBT

On December 11, 2017, the Company entered into a loan agreement for a $7,500,000 revolving line of credit facility (the “Credit Facility”) with Citizens National Bank (the “Bank”). The Credit Facility expires on December 11, 2018 and is collateralized by the Company’s accounts receivable and inventory. Borrowings under the credit facility bear interest at the Bank’s prime rate minus 0.55% resulting in an applicable interest rate of 4.45% as of June 30, 2018. Interest payments on amounts advanced are due monthly and principal payments may be made at any time without penalty. All outstanding principal and accrued interest is due upon expiration of the Credit Facility. The Credit Facility contains financial covenants that require the Company to not permit: (1) tangible common shareholders’ equity to be less than $50.0 million and (2) maximum debt to exceed 50% of tangible common shareholders’ equity. At June 30, 2018, the Company had no borrowings outstanding under the Credit Facility. Subsequent to quarter-end, the Company borrowed funds under the Credit Facility and as of the filing date of this quarterly report on Form 10-Q, the balance under the credit facility is $2,500,000 with the applicable interest rate remaining at 4.45%.

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

As of June 30, 2018, the total number of restricted shares awarded under the Plan was 210,000 shares. All of the awarded shares have five year cliff vesting restrictions with vesting occurring on January 4, 2022. No other shares have been awarded under the Plan. The grant date fair value of the awarded shares is $1,444,800 and is being recognized as compensation expense over the 60 month requisite service period. The Company recorded compensation expense of $72,240 in each of the quarters ended June 30, 2018 and June 30, 2017 relating to the stock awards issued under the Plan.

NOTE G — SEGMENT INFORMATION (in thousands)

	THREE MONTHS ENDED JUNE 30,
	2018	2017 As Adjusted
Net sales
Coil	$31,129	$18,010
Tubular	17,064	5,073
Total net sales	$48,193	$23,083
Operating profit (loss)
Coil	$3,179	$1,033
Tubular	2,321	(1)
Total operating profit (loss)	5,500	1,032
Corporate expenses	800	527
Interest & other income	(63)	(4)
Earnings (loss) before income taxes	$4,763	$509

	June 30, 2018	March 31, 2018 As Adjusted
Segment assets
Coil	$45,895	$34,359
Tubular	46,435	43,010
	92,330	77,369
Corporate assets	3,571	4,284
	$95,901	$81,653

Corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate executive and accounting salaries, professional fees and services, bad debts, retirement plan contribution expense, corporate insurance expenses, restricted stock plan compensation expense and office supplies. Corporate assets consist primarily of cash and the cash value of officers’ life insurance.

NOTE H — REVENUE

Revenue is generated primarily from contracts to manufacture or process steel products. Most of the Company’s revenue is generated by sales of material out of the Company’s inventory but a portion of the Company’s revenue is derived from processing of customer owned material. Generally, the Company’s performance obligations are satisfied, control of our products is transferred, and revenue is recognized at a single point in time, when title transfers to our customer for product shipped or when services are provided. Revenues are recorded net of any sales incentives. Shipping and other transportation costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Costs related to obtaining sales contracts are incidental and expensed when incurred. Because customers are invoiced at the time title transfers and the Company’s rights to consideration are unconditional at that time, the Company does not maintain contract asset balances. Additionally, the Company does not maintain contract liability balances, as performance obligations are satisfied prior to customer payment for product. The Company offers industry standard payment terms.

The Company has two reportable segments: Coil and Tubular. Coil primarily generates revenue from temper passing and cutting to length hot-rolled steel coils. Coil segment revenue consists of three main product types: Prime Coil, Non-Standard Coil and Customer Owned Coil. Tubular primarily generates revenue from the manufacture, distribution and processing of steel pipe. Tubular segment revenue consists of three main product or service types: Manufactured Pipe, Mill Reject Pipe and Pipe Finishing Services. The following table disaggregates our revenue by product for each of our reportable business segments for the three months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,
	2018	2017
Coil Segment:
Prime Coil	24,776,031	14,275,590
Non-standard Coil	6,110,458	3,368,604
Customer Owned Coil	242,711	365,641
	31,129,200	18,009,835
Tubular Segment:
Manufactured Pipe	10,955,387	3,333,434
Mill Reject Pipe	5,420,861	1,221,936
Pipe Finishing Services	687,870	518,064
	17,064,118	5,073,434

NOTE I — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid no income taxes in the quarter ended June 30, 2018. The Company paid income taxes of approximately $8,000 in the quarter ended June 30, 2017. No interest was paid in the quarters ended June 30, 2018 and 2017, respectively. Noncash financing activities consisted of accrued dividends of $210,283 and $70,094 in the quarters ended June 30, 2018 and 2017, respectively. In the 2017 quarter, there was a noncash transaction of $246,000 for the transfer of ownership of a life insurance policy from the Company to an officer upon his retirement.

NOTE J — INCOME TAXES

For the quarter ended June 30, 2018, the Company recorded an income tax provision of $1,162,620, or 24.4% of pre-tax income, compared to $144,961, or 28.5% of pre-tax income, for the quarter ended June 30, 2017. The provision for the quarter ended June 30, 2017 has been adjusted by the retroactive application of the change in accounting principle disclosed in Note B.

On December 22, 2017, the U.S. government signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate applicable to the Company from 34% to 21% effective January 1, 2018. For the quarter ended June 30, 2018, the Company’s effective tax rate differed from the corporate statutory rate due primarily to the inclusion of state tax expenses in the Company’s income tax provision. For the quarter ended June 30, 2017, the Company’s effective tax rate differed from the corporate statutory rate due primarily to tax benefits related to the ownership transfer of a life insurance policy from the Company to an officer upon retirement.

While the Company has substantially completed its analysis of the income tax effects of the Tax Act and recorded a reasonable provisional estimate of such effects, certain items related to the Tax Act may differ, possibly materially, due to further refinement of the calculations, changes in interpretations and assumptions made, additional guidance that may be issued by the U.S. government, and actions related to accounting policy decisions the Company may make as a result of the Tax Act. Pursuant to Staff Accounting Bulletin 118 (“SAB 118”) issued by the Securities and Exchange Commission on December 22, 2017, the Company will complete its analysis of these items over a one-year measurement period ending December 22, 2018 and any adjustments during this measurement period will be recorded as discrete adjustments to income tax expense in the period in which adjustments become estimable and/or are finalized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Friedman Industries, Incorporated is a manufacturer and processor of steel products and operates in two reportable segments; coil products and tubular products.

The coil product segment includes the operation of two hot-roll coil processing facilities; one in Hickman, Arkansas and the other in Decatur, Alabama. Each facility operates a temper mill and a cut-to-length line. The temper mill improves the flatness and surface qualities of the coils and the cut-to-length line levels the steel and cuts the coils into sheet and plate of prescribed lengths. Combined, the facilities are capable of cutting sheet and plate with thicknesses ranging from 14 gauge to ½” thick. The coil product segment sells its prime grade inventory under the Friedman Industries name but also maintains an inventory of non-standard coil products, consisting primarily of mill secondary and excess prime coils, which are sold through the Company’s XSCP division. The coil product segment also processes customer-owned coils on a fee basis. Effective April 1, 2018, the Company changed the inventory valuation method for the coil segment’s prime coil inventory from the LIFO method to the average cost method. The impact of this change in accounting principle to both the current quarter and, as applied retrospectively, to the comparable quarter of the prior fiscal year are disclosed in Note B of this quarterly report on Form 10-Q. Prior period information provided in this Management’s Discussion and Analysis has been updated to reflect the retrospective application of the change in accounting principle.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

During the three months ended June 30, 2018, sales, costs of goods sold and gross profit increased $25,110,049, $20,460,881 and $4,649,168, respectively, compared to the amounts recorded during the three months ended June 30, 2017. The increase in sales was related to both an increase in tons sold and an increase in the average per ton selling price. Tons sold increased approximately 81% from approximately 33,500 tons in the 2017 quarter to approximately 60,500 tons in the 2018 quarter. Discussion of the sales improvement is expanded upon at the segment level in the following paragraphs. Gross profit as a percentage of sales increased from approximately 6.7% in the 2017 quarter to approximately 12.8% in the 2018 quarter.

Coil Segment

Coil product segment sales for the 2018 quarter totaled $31,129,200 compared to $18,009,835 for the 2017 quarter, representing a sales increase of $13,119,365 or approximately 73%. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from processing of customer owned material and sales generated from coil segment inventory. Sales generated from processing of customer owned material totaled $242,711 for the 2018 quarter compared to $365,641 for the 2017 quarter. Sales generated from coil segment inventory totaled $30,886,489 for the 2018 quarter compared to $17,644,194 for the 2017 quarter. The increase in coil segment sales was driven by an increase in tons shipped from inventory and an increase in the average selling price per ton for these shipments. Inventory tons sold increased from approximately 26,500 tons in the 2017 quarter to approximately 36,000 tons in the 2018 quarter. The average per ton selling price related to these shipments increased from approximately $670 per ton in the 2017 quarter to approximately $853 per ton in the 2018 quarter. The improved shipping volume for the 2018 quarter is attributable to increased demand among many of the segment’s customers and is also attributable to an increase in the number of customers sold. Coil segment operations recorded operating profits of approximately $3,179,000 and $1,033,000 in the 2018 and 2017 quarters, respectively. Management expects coil segment shipping volume in the second quarter to be similar to the first quarter volume but expects a slight contraction in margins for the second quarter as compared to the first quarter.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2018 quarter totaled $17,064,118 compared to $5,073,434 for the 2017 quarter, representing a sales increase of $11,990,684 or approximately 236%. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from the finishing of customer owned pipe and sales generated from tubular segment inventory. Sales generated from finishing of customer owned pipe totaled $687,870 for the 2018 quarter compared to $518,064 for the 2017 quarter. Sales generated from tubular segment inventory totaled $16,376,248 for the 2018 quarter compared to $4,555,370 for the 2017 quarter. The increase in tubular segment sales was driven by an increase in tons shipped from inventory and an increase in the average selling price per ton for these shipments. Tons sold increased from approximately 7,000 tons in the 2017 quarter to approximately 24,500 tons in the 2018 quarter. The average per ton selling price related to these shipments increased from approximately $637 per ton in the 2017 quarter to approximately $670 per ton in the 2018 quarter. The tubular segment recorded an operating profit of approximately $2,321,000 for the 2018 quarter compared to an operating loss of approximately $1,000 for the 2017 quarter.

Management believes the improved tubular results are primarily related to the sustained recovery of the U.S. energy industry and the segment’s new product offering of API line pipe. Late in the third quarter of fiscal 2018, TTP began actively producing, marketing and selling line pipe directly to distributors. Shipments of line pipe during the 2018 quarter totaled approximately 6,000 tons, or approximately 34%, of the 17,500 ton increase in tubular sales volume. Management expects line pipe sales to be a significant component of total tubular segment sales moving forward. Management expects second quarter line pipe shipments to slightly exceed the first quarter volume.

Shipments of mill reject pipe during the 2018 quarter totaled approximately 14,000 tons compared to 3,000 tons during the 2017 quarter, accounting for approximately 63% of the 17,500 ton increase in tubular sales volume. The increased shipping volume of mill reject pipe is due to improved demand and a concentrated effort to reduce the level of inventory. Based on current orders and the continued effort to achieve desired inventory levels, management expects shipping volume of mill reject pipe in the second quarter to be similar to the first quarter volume. Management currently expects a decline in volume during the third quarter as desired inventory levels are achieved.

Due to uncertainty in the market and fluctuations in our customers' needs, management expects revenue related to the finishing of customer owned pipe to be reduced in the second quarter as compared to the first quarter revenue.

USS has been the primary supplier of new mill reject pipe to the Company. In March 2016, USS announced it was temporarily idling pipe production at its Lone Star Tubular Operations facility due to weak market conditions. In December 2016, USS announced plans to permanently idle its #1 pipe mill at the Lone Star facility. In May 2017, USS resumed production at its Lone Star facility’s #2 pipe mill. The Company expects the volume and size range of new mill reject pipe supply from USS to be reduced given the permanent idling of the Lone Star facility’s #1 pipe mill. USS is also a significant customer of the tubular segment’s pipe-finishing facility. Loss of USS as a supplier or customer could have a material adverse effect on the Company’s business. The Company can make no assurances as to orders from USS or the amount of supply that will be available from USS in the future. In general, the tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2018 quarter, general, selling and administrative costs increased $454,346 compared to the 2017 quarter. This increase was related primarily to increases in bonuses and commissions associated with the increased earnings and sales volume.

Income Taxes

Income taxes in the 2018 quarter increased $1,017,659 from the amount recorded in the 2017 quarter. This increase was related primarily to the increase in earnings before taxes for the 2018 quarter compared to the 2017 quarter but partially offset due to effects of the Tax Cuts and Jobs Act (the “Tax Act”) that was enacted by the U.S. government on December 22, 2017. The Tax Act reduced the federal corporate tax rate applicable to the Company from 34% to 21% effective January 1, 2018.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company remained in a strong, liquid position at June 30, 2018. The current ratios were 3.8 at June 30, 2018 and 6.1 at March 31, 2018. Working capital was $59,968,313 at June 30, 2018, and $56,238,771 at March 31, 2018.

During the quarter ended June 30, 2018, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash decreased primarily as a result of an increase in inventory. The balance of accounts payable and inventory rose considerably due to the volume and timing of inventory purchases for both the Company’s coil and tubular segments. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

In December 2017, the Company put into place a $7,500,000 revolving line of credit facility (the “Credit Facility”) that expires December 11, 2018. At June 30, 2018, the Company had no borrowings outstanding under the Credit Facility. Subsequent to quarter-end, the Company borrowed funds under the Credit Facility and as of the filing date of this quarterly report on Form 10-Q, the balance under the credit facility is $2,500,000 with an applicable interest rate of 4.45%. The Company was not in violation of any terms or covenants related to the Credit Facility as of the filing date of this quarterly report on Form 10-Q.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 24 months.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Significant estimates that are subject to the Company’s assumptions include the determination of useful lives for fixed assets and determination of the allowance for doubtful accounts. The determination of useful lives for depreciation of fixed assets requires the Company to make assumptions regarding the future productivity of the Company’s fixed assets. The allowance for doubtful accounts requires the Company to draw conclusions on the future collectability of the Company’s accounts receivable. Actual results could differ from these estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended June 30, 2018. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2018 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended June 30, 2018

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

3.3	—	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Form S-8 filed on December 21, 2016).

10.1	—	Revolving Line of Credit Loan Agreement, dated December 11, 2017 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).

10.2	—	Promissory Note, dated December 11, 2017 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).

10.3	—	Commercial Security Agreement, dated December 11, 2017 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).

18.1	—	Letter from Moss Adams LLP dated August 14, 2018

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert Sparkman.

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert Sparkman.

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Schema Document.

101.CAL	—	XBRL Calculation Linkbase Document.

101.DEF	—	XBRL Definition Linkbase Document.

101.LAB	—	XBRL Label Linkbase Document.

101.PRE	—	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

Date: August 14, 2018	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)