Form 10-Q
period 2018-09-30
FRIEDMAN INDUSTRIES INC
filed 2018-11-14
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):   Yes  ☐    No   ☒

At November 14, 2018, the number of shares outstanding of the issuer’s only class of stock was 7,009,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30, 2018	March 31, 2018 As Adjusted
ASSETS
CURRENT ASSETS:
Cash	$3,671,139	$4,052,582
Accounts receivable, net of allowances for bad debts and cash discounts of $21,052 at September 30, 2018 and March 31, 2018	17,450,660	17,458,289
Inventories	54,647,180	45,329,434
Other	1,064,802	429,101
TOTAL CURRENT ASSETS	76,833,781	67,269,406
PROPERTY, PLANT AND EQUIPMENT:
Land	1,452,799	1,452,799
Buildings and yard improvements	8,813,031	8,710,958
Machinery and equipment	39,386,523	39,282,944
Less accumulated depreciation	(35,995,892)	(35,280,700)
	13,656,461	14,166,001
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	230,450	217,900
TOTAL ASSETS	$90,720,692	$81,653,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,808,316	$10,233,431
Income taxes payable	913,139	—
Dividends payable	420,567	140,189
Contribution to retirement plan	135,000	45,000
Employee compensation and related expenses	699,544	612,015
TOTAL CURRENT LIABILITIES	14,976,566	11,030,635
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	189,917	175,056
DEFERRED INCOME TAX LIABILITY	1,864,320	1,872,166
TOTAL LIABILITIES	17,030,803	13,077,857
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 8,185,160 at September 30 and March 31, 2018	8,185,160	8,185,160
Additional paid-in capital	29,299,354	29,154,874
Treasury stock at cost (1,175,716 shares at September 30 and March 31, 2018)	(5,475,964)	(5,475,964)
Retained earnings	41,681,339	36,711,380
TOTAL STOCKHOLDERS’ EQUITY	73,689,889	68,575,450
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,720,692	$81,653,307

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended September 30,		Six months ended September 30,
	2018	2017 As Adjusted	2018	2017 As Adjusted
Net sales	$53,432,029	$26,077,710	$101,625,347	$49,160,979
Costs and expenses
Costs of goods sold	49,487,488	24,577,299	91,488,328	46,117,258
General, selling and administrative costs	1,289,438	924,525	2,782,178	1,962,919
Interest expense	15,753	—	15,753	—
	50,792,679	25,501,824	94,286,259	48,080,177
Interest and other income	(6,275)	(4,375)	(69,050)	(8,750)
Earnings before income taxes	2,645,625	580,261	7,408,138	1,089,552
Provision for (benefit from) income taxes:
Current	748,719	15,640	1,815,175	15,640
Deferred	(104,010)	169,287	(7,846)	314,248
	644,709	184,927	1,807,329	329,888
Net earnings	$2,000,916	$395,334	$5,600,809	$759,664
Weighted average number of common shares outstanding:
Basic	7,009,444	7,009,444	7,009,444	7,009,444
Diluted	7,009,444	7,009,444	7,009,444	7,009,444
Net earnings per share:
Basic	$0.29	$0.05	$0.80	$0.11
Diluted	$0.29	$0.05	$0.80	$0.11
Cash dividends declared per common share	$0.06	$0.01	$0.09	$0.02

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended September 30,
	2018	2017 As Adjusted
OPERATING ACTIVITIES
Net earnings	$5,600,809	$759,664
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	715,192	638,480
Deferred taxes	(7,846)	314,248
Compensation expense for restricted stock	144,480	144,480
Change in postretirement benefits	14,861	3,439
Decrease (increase) in operating assets:
Accounts receivable, net	7,629	155,069
Inventories	(9,317,746)	(5,627,744)
Other current assets	(635,701)	(193,629)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,574,885	5,676,463
Income taxes payable	913,139	15,640
Contribution to retirement plan	90,000	72,750
Employee compensation and related expenses	87,529	115,057
NET CASH PROVIDED BY OPERATING ACTIVITIES	187,231	2,073,917
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(205,652)	(182,739)
Increase in cash surrender value of officers’ life insurance	(12,550)	(8,750)
NET CASH USED IN INVESTING ACTIVITIES	(218,202)	(191,489)
FINANCING ACTIVITIES
Cash dividends paid	(350,472)	(140,188)
NET CASH USED IN FINANCING ACTIVITIES	(350,472)	(140,188)
INCREASE (DECREASE) IN CASH	(381,443)	1,742,240
Cash at beginning of period	4,052,582	1,461,695
CASH AT END OF PERIOD	$3,671,139	$3,203,935

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

NOTE B — CHANGE IN ACCOUNTING PRINCIPLE

Effective April 1, 2018, the Company changed its method for valuing prime coil inventory of the coil segment from the last-in, first-out (“LIFO”) method to the average cost method. The effects of the change in accounting principle from LIFO to average cost have been retrospectively applied to all prior periods presented in all sections of this quarterly report on Form 10-Q. The Company believes the average cost method is preferable as it more closely resembles the physical flow of our inventory, it better matches revenues with expenses and it aligns with how we internally manage our business. As a result of the retrospective application of the change in accounting principle, certain financial statement line items in the Company’s consolidated balance sheet as of March 31, 2018, its consolidated statement of operations for the three and six months ended September 30, 2017 and its consolidated statement of cash flows for the six months ended September 30, 2017 were adjusted as presented in the table below. In addition, retained earnings as of April 1, 2017 increased $4,418,318 as a result of the change in accounting principle.

	As Originally Reported	Effect of Change	As Adjusted

Consolidated Statement of Operations, Three Months Ended September 30, 2017
Cost of goods sold	24,700,540	(123,241)	24,577,299
Income tax provision	146,981	37,946	184,927
Net earnings	310,039	85,295	395,334

Net earnings per share:
Basic	0.04	0.01	0.05
Diluted	0.04	0.01	0.05

Consolidated Statement of Operations, Six Months Ended September 30, 2017
Cost of goods sold	46,520,386	(403,128)	46,117,258
Income tax provision	205,765	124,123	329,888
Net earnings	480,659	279,005	759,664

Net earnings per share:
Basic	0.07	0.04	0.11
Diluted	0.07	0.04	0.11

Consolidated Statement of Cash Flows, Six Months Ended September 30, 2017
Net earnings	480,659	279,005	759,664
Change in inventories	(5,224,616)	(403,128)	(5,627,744)
Change in deferred income taxes	205,765	108,483	314,248
Change in income taxes payable	-	15,640	15,640

Consolidated Balance Sheet, as of March 31, 2018
Inventories	38,039,332	7,290,102	45,329,434
Deferred income tax liability	103,198	1,768,968	1,872,166
Retained earnings	31,190,246	5,521,134	36,711,380

The following table shows the effect of the change in accounting principle from LIFO to average cost on the three and six months ended September 30, 2018:

	As Computed Under LIFO	As Computed Under Average Cost	Effect of Change

Consolidated Statement of Operations, Three Months Ended September 30, 2018
Earnings before income taxes	1,448,925	2,645,625	1,196,700
Income tax provision	353,190	644,709	291,519
Net earnings	1,095,735	2,000,916	905,181

Net earnings per share:
Basic	0.16	0.29	0.13
Diluted	0.16	0.29	0.13

Consolidated Statement of Operations, Six Months Ended September 30, 2018
Earnings before income taxes	3,549,365	7,408,138	3,858,773
Income tax provision	867,318	1,807,329	940,011
Net earnings	2,682,047	5,600,809	2,918,762

Net earnings per share:
Basic	0.38	0.80	0.42
Diluted	0.38	0.80	0.42

NOTE C — NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 states that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The update supersedes prior revenue recognition guidance, including industry-specific guidance. Effective April 1, 2018, the Company adopted the new standard through the modified retrospective method applied to those contracts that were not completed as of April 1, 2018 and those contracts initiated on or after April 1, 2018. Results for reporting periods beginning on or after April 1, 2018 are presented under the new standard, while prior period amounts are unadjusted and reported in accordance with historic accounting under the prior guidance. The modified retrospective method requires that the cumulative effect of initially applying the new guidance be recorded as an adjustment to the opening balance of retained earnings in the condensed consolidated balance sheet. The adoption of this new accounting guidance did not have an impact on any prior period earnings and no adjustment was recorded to the opening retained earnings balance as of April 1, 2018. The adoption did not have a financial statement impact to the Company but did result in expanded disclosures which are provided in Note H.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. The Company adopted this new guidance effective April 1, 2018. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

A summary of inventory values by product group follows:

	September 30, 2018	March 31, 2018 As Adjusted
Prime Coil Inventory	$22,435,760	$14,185,858
Non-Standard Coil Inventory	3,882,182	2,971,324
Tubular Raw Material	13,018,944	6,734,076
Tubular Finished Goods	15,310,294	21,438,176
	$54,647,180	$45,329,434

Tubular raw material inventory consists of hot-rolled steel coils that the Company will manufacture into pipe. Tubular finished goods inventory consists of pipe the Company has manufactured and new mill reject pipe that the Company purchases from U.S. Steel Tubular Products, Inc. At September 30, 2018, the Company carried quantities of mill reject pipe on hand that exceeded the sales volume for fiscal year ended March 31, 2018. Based on improved market conditions and overall economic conditions as well as recent sales trends, the Company reasonably expects the sales volume for the future twelve month period to approximate or at least be a substantial portion of the September 30, 2018 quantity on hand, hence current classification of this inventory on the Company’s balance sheet. The Company’s projections are subject to significant estimates which may be different from actual results.

NOTE E - DEBT

On December 11, 2017, the Company entered into a loan agreement for a $7,500,000 revolving line of credit facility (the “Credit Facility”) with Citizens National Bank (the “Bank”). The Credit Facility expires on December 11, 2018 and is collateralized by the Company’s accounts receivable and inventory. Borrowings under the credit facility bear interest at the Bank’s prime rate minus 0.55% resulting in an applicable interest rate of 4.70% as of September 30, 2018. Interest payments on amounts advanced are due monthly and principal payments may be made at any time without penalty. All outstanding principal and accrued interest is due upon expiration of the Credit Facility. The Credit Facility contains financial covenants that require the Company to not permit: (1) tangible common shareholders’ equity to be less than $50.0 million and (2) maximum debt to exceed 50% of tangible common shareholders’ equity. At September 30, 2018 and as of the filing date of this Form 10-Q, the Company had no borrowings outstanding under the Credit Facility.

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

As of September 30, 2018, the total number of restricted shares awarded under the Plan was 210,000 shares. All of the awarded shares have five year cliff vesting restrictions with vesting occurring on January 4, 2022. No other shares have been awarded under the Plan. The grant date fair value of the awarded shares is $1,444,800 and is being recognized as compensation expense over the 60 month requisite service period. Compensation expense related to stock awards issued under the plan was $72,240 in each of the quarters ended September 30, 2018 and September 30, 2017 and $144,480 in each of the six month periods ended September 30, 2018 and September 30, 2017.

NOTE G — SEGMENT INFORMATION (in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017 As Adjusted	2018	2017 As Adjusted
Net sales
Coil	$34,828	$20,128	$65,957	$38,138
Tubular	18,604	5,950	35,668	11,023
Total net sales	$53,432	$26,078	$101,625	$49,161

Operating profit
Coil	$1,925	$675	$5,103	$1,709
Tubular	1,376	316	3,698	314
Total operating profit	3,301	991	8,801	2,023
Corporate expenses	661	415	1,462	942
Interest & other income	(6)	(4)	(69)	(9)
Total earnings before taxes	$2,646	$580	$7,408	$1,090

	September 30, 2018	March 31, 2018 As Adjusted
Segment assets
Coil	$43,535	$34,359
Tubular	43,237	43,010
	86,772	77,369
Corporate assets	3,949	4,284
	$90,721	$81,653

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

The Company has two reportable segments: Coil and Tubular. Coil primarily generates revenue from temper passing and cutting to length hot-rolled steel coils. Coil segment revenue consists of three main product types: Prime Coil, Non-Standard Coil and Customer Owned Coil. Tubular primarily generates revenue from the manufacture, distribution and processing of steel pipe. Tubular segment revenue consists of three main product or service types: Manufactured Pipe, Mill Reject Pipe and Pipe Finishing Services. The following table disaggregates our revenue by product for each of our reportable business segments for the three and six month periods ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Coil Segment:
Prime Coil	29,575,814	15,459,712	54,351,845	29,735,302
Non-standard Coil	4,894,421	4,442,760	11,004,879	7,811,364
Customer Owned Coil	358,209	225,367	600,920	591,008
	34,828,444	20,127,839	65,957,644	38,137,674
Tubular Segment:
Manufactured Pipe	14,214,209	2,989,288	25,169,596	6,322,722
Mill Reject Pipe	4,306,980	1,814,391	9,727,841	3,036,327
Pipe Finishing Services	82,396	1,146,192	770,266	1,664,256
	18,603,585	5,949,871	35,667,703	11,023,305

NOTE I — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $721,000 and $8,000 in the six months ended September 30, 2018 and 2017, respectively. The Company paid interest of $15,753 in the six months ended September 30, 2018. The Company paid no interest in the six months ended September 30, 2017. Noncash financing activities consisted of accrued dividends of $630,850 and $70,094 in the six months ended September 30, 2018 and 2017, respectively. In the six months ended September 30, 2017, there was a noncash transaction of $246,000 for the transfer of ownership of a life insurance policy from the Company to an officer upon his retirement.

NOTE J — INCOME TAXES

For the six months ended September 30, 2018, the Company recorded an income tax provision of $1,807,329, or 24.4% of pre-tax income, compared to $329,888, or 30.3% of pre-tax income, for the six months ended September 30, 2017. The provision for the six months ended September 30, 2017 has been adjusted by the retroactive application of the change in accounting principle disclosed in Note B.

On December 22, 2017, the U.S. government signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate applicable to the Company from 34% to 21% effective January 1, 2018. For the six months ended September 30, 2018, the Company’s effective tax rate differed from the corporate statutory rate due primarily to the inclusion of state tax expenses in the Company’s income tax provision. For the six months ended September 30, 2017, the Company’s effective tax rate differed from the corporate statutory rate due primarily to tax benefits related to the ownership transfer of a life insurance policy from the Company to an officer upon retirement.

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

The coil product segment includes the operation of two hot-roll coil processing facilities; one in Hickman, Arkansas and the other in Decatur, Alabama. Each facility operates a temper mill and a cut-to-length line. The temper mill improves the flatness and surface qualities of the coils and the cut-to-length line levels the steel and cuts the coils into sheet and plate of prescribed lengths. Combined, the facilities are capable of cutting sheet and plate with thicknesses ranging from 14 gauge to ½” thick. The coil product segment sells its prime grade inventory under the Friedman Industries name but also maintains an inventory of non-standard coil products, consisting primarily of mill secondary and excess prime coils, which are sold through the Company’s XSCP division. The coil product segment also processes customer-owned coils on a fee basis. Effective April 1, 2018, the Company changed the inventory valuation method for the coil segment’s prime coil inventory from the LIFO method to the average cost method. The impact of this change in accounting principle to both the current fiscal year periods and, as applied retrospectively, to the comparable periods of the prior fiscal year are disclosed in Note B of this quarterly report on Form 10-Q. Prior period information provided in this Management’s Discussion and Analysis has been updated to reflect the retrospective application of the change in accounting principle.

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

Results of Operations

Six Months Ended September 30, 2018 Compared to Six Months Ended September 30, 2017

During the six months ended September 30, 2018, sales, costs of goods sold and gross profit increased $52,464,368, $45,371,070 and $7,093,298, respectively, from the comparable amounts recorded during the six months ended September 30, 2017. The increase in sales was related to both an increase in tons sold and an increase in the average per ton selling price. Tons sold increased approximately 72% from approximately 72,000 tons in the 2017 period to approximately 124,000 tons in the 2018 period. Discussion of the sales improvement is expanded upon at the segment level in the following paragraphs. Gross profit as a percentage of sales increased from approximately 6.2% in the 2017 period to approximately 10.0% in the 2018 period.

Coil Segment

Coil product segment sales for the 2018 period totaled $65,957,644 compared to $38,137,674 for the 2017 period, representing a sales increase of $27,819,970 or approximately 73%. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from processing of customer owned material and sales generated from coil segment inventory. Sales generated from processing of customer owned material totaled $600,920 for the 2018 period compared to $591,008 for the 2017 period. Sales generated from coil segment inventory totaled $65,356,724 for the 2018 period compared to $37,546,666 for the 2017 period. The increase in coil segment sales was driven by an increase in tons shipped from inventory and an increase in the average selling price per ton for these shipments. Inventory tons sold increased from approximately 57,000 tons in the 2017 period to approximately 74,000 tons in the 2018 period. The average per ton selling price related to these shipments increased from approximately $663 per ton in the 2017 period to approximately $883 per ton in the 2018 period. The improved shipping volume for the 2018 period is attributable to increased demand among many of the segment’s customers. Management believes the demand improvement was primarily related to the effects of the U.S. government’s Section 232 steel trade actions, sustained improvement of the U.S. energy industry and the current steel industry and U.S. economic conditions in general. Coil segment operations recorded operating profits of approximately $5,103,000 and $1,709,000 in the 2018 and 2017 periods, respectively.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2018 period totaled $35,667,703 compared to $11,023,305 for the 2017 period, representing a sales increase of $24,644,398 or approximately 224%. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from the finishing of customer owned pipe and sales generated from tubular segment inventory. Sales generated from finishing of customer owned pipe totaled $770,266 for the 2018 period compared to $1,664,256 for the 2017 period. Sales generated from tubular segment inventory totaled $34,897,437 for the 2018 period compared to $9,359,049 for the 2017 period. The increase in tubular segment sales was driven by an increase in tons shipped from inventory and an increase in the average selling price per ton for these shipments. Tons sold increased from approximately 15,500 tons in the 2017 period to approximately 50,000 tons in the 2018 period. The average per ton selling price related to these shipments increased from approximately $599 per ton in the 2017 period to approximately $697 per ton in the 2018 period. Tubular segment operations recorded operating profits of approximately $3,698,000 and $314,000 in the 2018 and 2017 periods, respectively.

Management believes the improved tubular results are primarily related to the sustained recovery of the U.S. energy industry and the segment’s new product offering of API line pipe. Late in the third quarter of fiscal 2018, TTP began actively producing, marketing and selling line pipe directly to distributors. Shipments of line pipe during the 2018 period totaled approximately 14,000 tons, or approximately 41%, of the 34,500 ton increase in tubular sales volume. Management expects line pipe sales to be a significant component of total tubular segment sales moving forward.

Shipments of mill reject pipe during the 2018 period totaled approximately 27,500 tons compared to approximately 8,000 tons during the 2017 period, accounting for approximately 57% of the 34,500 ton increase in tubular sales volume. The increased shipping volume of mill reject pipe is due to improved demand and a concentrated effort to reduce the level of inventory.

Due to fluctuations in our customers’ needs, revenue related to the finishing of customer owned pipe decreased $893,990 in the 2018 period compared to the 2017 period.

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

General, Selling and Administrative Costs

During the 2018 period, general, selling and administrative costs increased $819,259 compared to the 2017 period. This increase was related primarily to increases in bonuses and commissions associated with the increased earnings and sales volume.

Income Taxes

Income taxes in the 2018 period increased $1,477,441 from the amount recorded in the 2017 period. This increase was related primarily to the increase in earnings before taxes for the 2018 period compared to the 2017 period but partially offset due to effects of the Tax Cuts and Jobs Act (the “Tax Act”) that was enacted by the U.S. government on December 22, 2017. The Tax Act reduced the federal corporate tax rate applicable to the Company from 34% to 21% effective January 1, 2018.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

During the three months ended September 30, 2018 (the “2018 quarter”), sales, costs of goods sold and gross profit increased $27,354,319, $24,910,189 and $2,444,130, respectively, compared to the amounts recorded during the three months ended September 30, 2017 (the “2017 quarter”). The increase in sales was related to both an increase in tons sold and an increase in the average per ton selling price. Tons sold increased approximately 63% from approximately 39,000 tons in the 2017 quarter to approximately 63,500 tons in the 2018 quarter. Discussion of the sales improvement is expanded upon at the segment level in the following paragraphs. Gross profit as a percentage of sales increased from approximately 5.8% in the 2017 quarter to approximately 7.4% in the 2018 quarter.

Coil Segment

Coil product segment sales for the 2018 quarter totaled $34,828,444 compared to $20,127,839 for the 2017 quarter, representing a sales increase of $14,700,605 or approximately 73%. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from processing of customer owned material and sales generated from coil segment inventory. Sales generated from processing of customer owned material totaled $358,209 for the 2018 quarter compared to $225,367 for the 2017 quarter. Sales generated from coil segment inventory totaled $34,470,235 for the 2018 quarter compared to $19,902,472 for the 2017 quarter. The increase in coil segment sales was driven by an increase in tons shipped from inventory and an increase in the average selling price per ton for these shipments. Inventory tons sold increased from approximately 30,500 tons in the 2017 quarter to approximately 38,000 tons in the 2018 quarter. The average per ton selling price related to these shipments increased from approximately $656 per ton in the 2017 quarter to approximately $912 per ton in the 2018 quarter. The improved shipping volume for the 2018 quarter is attributable to increased demand among many of the segment’s customers. Management believes the demand improvement was primarily related to the effects of the U.S. government’s Section 232 steel trade actions, sustained improvement of the U.S. energy industry and the current steel industry and U.S. economic conditions in general. Coil segment operations recorded operating profits of approximately $1,925,000 and $675,000 in the 2018 and 2017 quarters, respectively. Due to seasonality and a reduced number of shipping days, management expects coil segment shipments for the third quarter to decline compared to second quarter volume with third quarter volume in the range of 31,000 tons to 34,000 tons. Management also expects slight margin contraction for the third quarter due primarily to a decline in steel prices.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2018 quarter totaled $18,603,585 compared to $5,949,871 for the 2017 quarter, representing a sales increase of $12,653,714 or approximately 213%. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from the finishing of customer owned pipe and sales generated from tubular segment inventory. Sales generated from finishing of customer owned pipe totaled $82,396 for the 2018 quarter compared to $1,146,192 for the 2017 quarter. Sales generated from tubular segment inventory totaled $18,521,189 for the 2018 quarter compared to $4,803,679 for the 2017 quarter. The increase in tubular segment sales was driven by an increase in tons shipped from inventory and an increase in the average selling price per ton for these shipments. Tons sold increased from approximately 8,500 tons in the 2017 quarter to approximately 25,500 tons in the 2018 quarter. The average per ton selling price related to these shipments increased from approximately $567 per ton in the 2017 quarter to approximately $722 per ton in the 2018 quarter. Tubular segment operations recorded operating profits of approximately $1,376,000 and $316,000 in the 2018 and 2017 quarters, respectively.

Management believes the improved tubular results are primarily related to the sustained recovery of the U.S. energy industry and the segment’s new product offering of API line pipe. Late in the third quarter of fiscal 2018, TTP began actively producing, marketing and selling line pipe directly to distributors. Shipments of line pipe during the 2018 quarter totaled approximately 8,000 tons, or approximately 47%, of the 17,000 ton increase in tubular sales volume. Management expects line pipe sales to be a significant component of total tubular segment sales moving forward. Management expects third quarter line pipe shipments to be approximately 5,000 tons. Management believes this decrease compared to the second quarter volume is primarily related to customers managing year-end inventory levels and a level of uncertainty surrounding the volume and impact of foreign imports when Section 232 quotas reset at the start of 2019.

Shipments of mill reject pipe during the 2018 quarter totaled approximately 13,500 tons compared to 5,000 tons during the 2017 quarter, accounting for approximately 50% of the 17,000 ton increase in tubular sales volume. The increased shipping volume of mill reject pipe is due to improved demand and a concentrated effort to reduce the level of inventory. Management currently expects a decline in volume during the third quarter as desired inventory levels are achieved.

For the third quarter, management expects slight margin contraction related to manufactured pipe sales and expects moderate margin improvement related to mill reject pipe sales but management is unable to accurately estimate whether the net effect will be an overall increase, decrease or neutral impact to total tubular segment margins.

Due to fluctuations in our customers’ needs, revenue related to the finishing of customer owned pipe decreased from $1,146,192 in the 2017 quarter to $82,396 in the 2018 quarter. For the third quarter, management expects a low level of activity similar to that of the second quarter. These revenues are generated at the Company’s pipe finishing facility that commenced operations in May 2017. The facility is designed to function optimally as a high volume processing facility with a small customer base. Operations at the facility have been sporadic as new customer relationships evolve and due to some fluctuation in the energy industry and the steel industry in general. In addition to cultivating existing customer relationships, management continues to seek additional customers that are a strategic fit for the facility. Management will continue to evaluate the long-term operating potential of the facility on a continual basis.

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

General, Selling and Administrative Costs

During the 2018 quarter, general, selling and administrative costs increased $364,913 compared to the 2017 quarter. This increase was related primarily to increases in bonuses and commissions associated with the increased earnings and sales volume.

Income Taxes

Income taxes in the 2018 quarter increased $459,782 from the amount recorded in the 2017 quarter. This increase was related primarily to the increase in earnings before taxes for the 2018 quarter compared to the 2017 quarter but partially offset due to effects of the Tax Act that was enacted by the U.S. government on December 22, 2017. The Tax Act reduced the federal corporate tax rate applicable to the Company from 34% to 21% effective January 1, 2018.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

We believe the Company remained in a strong, liquid position at September 30, 2018. The current ratios were 5.1 and 6.1 at September 30, 2018 and March 31, 2018, respectively. Working capital was $61,857,215 at September 30, 2018 and $56,238,771 at March 31, 2018.

At September 30, 2018, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash decreased as a result of the purchase of property, plant and equipment and the payment of cash dividends partially offset by cash provided by operating activities. The balance of accounts payable and inventory rose considerably due to the volume and timing of inventory purchases for both the Company’s coil and tubular segments. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

In December 2017, the Company put into place a $7,500,000 revolving line of credit facility (the “Credit Facility”) that expires December 11, 2018. At September 30, 2018 and as of the filing date of this quarterly report on Form 10-Q, the Company had no borrowings outstanding under the Credit Facility. The Company was not in violation of any terms or covenants related to the Credit Facility as of the filing date of this quarterly report on Form 10-Q. Management expects to renew the Credit Facility prior to its expiration.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 24 months.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Significant estimates that are subject to the Company’s assumptions include the determination of useful lives for fixed assets and the determination of the allowance for doubtful accounts. The determination of useful lives for depreciation of fixed assets requires the Company to make assumptions regarding the future productivity of the Company’s fixed assets. The allowance for doubtful accounts requires the Company to draw conclusions on the future collectability of the Company’s accounts receivable. Actual results could differ from these estimates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, the Company may make certain statements that contain forward-looking information (as defined in the Private Securities Litigation Reform Act of 1996, as amended) and that involve risk and uncertainty. Such statements may include those risks disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report. These forward-looking statements may include, but are not limited to, future changes in the Company’s financial condition or results of operations, future production capacity, product quality and proposed expansion plans. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the Company’s Annual Report on Form 10-K and its other Quarterly Reports on Form 10-Q. Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Although forward-looking statements reflect our current beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the demand for and prices of the Company’s products, changes in the demand for steel and steel products in general and the Company’s success in executing its internal operating plans, including any proposed expansion plans. Accordingly, undue reliance should not be placed on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except to the extent law requires.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended September 30, 2018. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2018 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended September 30, 2018

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

Date: November 14, 2018
	By	/s/ Alex LaRue
Alex LaRue, Chief Financial Officer –
Secretary and Treasurer (Principal Financial Officer)