Form 10-Q
period 2018-12-31
FRIEDMAN INDUSTRIES INC
filed 2019-02-14
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At February 14, 2019, the number of shares outstanding of the issuer’s only class of stock was 7,009,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	December 31, 2018	March 31, 2018 As Adjusted
ASSETS
CURRENT ASSETS:
Cash	$2,575,269	$4,052,582
Accounts receivable, net of allowances for bad debts and cash discounts of $21,052 December 31, 2018 and March 31, 2018	17,207,574	17,458,289
Inventories	59,415,035	45,329,434
Other	684,237	429,101
TOTAL CURRENT ASSETS	79,882,115	67,269,406
PROPERTY, PLANT AND EQUIPMENT:
Land	1,452,799	1,452,799
Buildings and yard improvements	8,816,631	8,710,958
Machinery and equipment	39,824,953	39,282,944
Less accumulated depreciation	(36,353,488)	(35,280,700)
	13,740,895	14,166,001
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	236,725	217,900
TOTAL ASSETS	$93,859,735	$81,653,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,727,511	$10,233,431
Income taxes payable	175,845	—
Dividends payable	420,567	140,189
Contribution to retirement plan	200,000	45,000
Employee compensation and related expenses	334,082	612,015
TOTAL CURRENT LIABILITIES	17,858,005	11,030,635
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	197,347	175,056
DEFERRED INCOME TAX LIABILITY	1,798,048	1,872,166
TOTAL LIABILITIES	19,853,400	13,077,857
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 8,185,160 at December 31 and March 31, 2018	8,185,160	8,185,160
Additional paid-in capital	29,371,594	29,154,874
Treasury stock at cost (1,175,716 shares at December 31 and March 31, 2018)	(5,475,964)	(5,475,964)
Retained earnings	41,925,545	36,711,380
TOTAL STOCKHOLDERS’ EQUITY	74,006,335	68,575,450
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,859,735	$81,653,307

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended December 31,		Nine months ended December 31,
	2018	2017 As Adjusted	2018	2017 As Adjusted
Net sales	$43,326,080	$28,033,521	$144,951,427	$77,194,500
Costs and expenses
Costs of goods sold	41,395,596	26,308,987	132,883,924	72,426,245
General, selling and administrative costs	1,054,100	999,220	3,836,279	2,962,139
Interest expense	1,792	8,451	17,545	8,451
	42,451,488	27,316,658	136,737,748	75,396,835
Interest and other income	(6,275)	(4,375)	(75,325)	(13,125)
Earnings before income taxes	880,867	721,238	8,289,004	1,810,790
Provision for (benefit from) income taxes:
Current	282,365	63,510	2,097,540	79,150
Deferred	(66,271)	496,457	(74,118)	810,705
	216,094	559,967	2,023,422	889,855
Net earnings	$664,773	$161,271	$6,265,582	$920,935
Weighted average number of common shares outstanding:
Basic	7,009,444	7,009,444	7,009,444	7,009,444
Diluted	7,009,444	7,009,444	7,009,444	7,009,444
Net earnings per share:
Basic	$0.09	$0.02	$0.89	$0.13
Diluted	$0.09	$0.02	$0.89	$0.13
Cash dividends declared per common share	$0.06	$0.01	$0.15	$0.03

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended December 31
	2018	2017 As Adjusted
OPERATING ACTIVITIES
Net earnings	$6,265,582	$920,935
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation	1,072,788	996,139
Deferred taxes	(74,118)	810,705
Compensation expense for restricted stock	216,720	216,720
Provision for postretirement benefits	22,291	5,159
Decrease (increase) in operating assets:
Accounts receivable, net	250,715	1,884,870
Inventories	(14,085,601)	(11,939,413)
Federal income taxes recoverable	—	46,453
Other	(255,136)	(267,036)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	6,494,080	4,571,796
Income taxes payable	175,845	32,698
Contribution to retirement plan	155,000	120,000
Employee compensation and related expenses	(277,933)	11,546
NET CASH USED IN OPERATING ACTIVITIES	(39,767)	(2,589,428)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(647,682)	(275,056)
Change in cash surrender value of officers’ life insurance	(18,825)	(13,125)
NET CASH USED IN INVESTING ACTIVITIES	(666,507)	(288,181)
FINANCING ACTIVITIES
Borrowings under revolving line of credit	—	3,750,000
Cash dividends paid	(771,039)	(210,283)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(771,039)	3,539,717
INCREASE (DECREASE) IN CASH	(1,477,313)	662,108
Cash at beginning of period	4,052,582	1,461,695
CASH AT END OF PERIOD	$2,575,269	$2,123,803

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

NOTE B — CHANGE IN ACCOUNTING PRINCIPLE

Effective April 1, 2018, the Company changed its method for valuing prime coil inventory of the coil segment from the last-in, first-out (“LIFO”) method to the average cost method. The effects of the change in accounting principle from LIFO to average cost have been retrospectively applied to all prior periods presented in all sections of this quarterly report on Form 10-Q. The Company believes the average cost method is preferable as it more closely resembles the physical flow of our inventory, it better matches revenues with expenses and it aligns with how we internally manage our business. As a result of the retrospective application of the change in accounting principle, certain financial statement line items in the Company’s consolidated balance sheet as of March 31, 2018, its consolidated statement of operations for the three and nine months ended December 31, 2017 and its consolidated statement of cash flows for the nine months ended December 31, 2017 were adjusted as presented in the table below. In addition, retained earnings as of April 1, 2017 increased $4,418,318 as a result of the change in accounting principle.

	As Originally Reported	Effect of Change	As Adjusted
Consolidated Statement of Operations, Three Months Ended December 31, 2017
Cost of goods sold	26,364,387	(55,400)	26,308,987
Income tax provision	542,909	17,058	559,967
Net earnings	122,929	38,342	161,271

Net earnings per share:
Basic	0.02	-	0.02
Diluted	0.02	-	0.02

Consolidated Statement of Operations, Nine Months Ended December 31, 2017
Cost of goods sold	72,884,773	(458,528)	72,426,245
Income tax provision	748,674	141,181	889,855
Net earnings	603,588	317,347	920,935

Net earnings per share:
Basic	0.09	0.04	0.13
Diluted	0.09	0.04	0.13

Consolidated Statement of Cash Flows, Nine Months Ended December 31, 2017
Net earnings	603,588	317,347	920,935
Change in inventories	(11,480,885)	(458,528)	(11,939,413)
Change in deferred income taxes	702,222	108,483	810,705
Change in income taxes payable	-	32,698	32,698

Consolidated Balance Sheet, as of March 31, 2018
Inventories	38,039,332	7,290,102	45,329,434
Deferred income tax liability	103,198	1,768,968	1,872,166
Retained earnings	31,190,246	5,521,134	36,711,380

The following table shows the effect of the change in accounting principle from LIFO to average cost on the three and nine months ended December 31, 2018:

	As Computed Under LIFO	As Computed Under Average Cost	Effect of Change
Consolidated Statement of Operations, Three Months Ended December 31, 2018
Earnings before income taxes	2,233,044	880,867	(1,352,177)
Income tax provision	545,478	216,094	(329,384)
Net earnings	1,687,567	664,773	(1,022,794)

Net earnings per share:
Basic	0.24	0.09	(0.15)
Diluted	0.24	0.09	(0.15)

Consolidated Statement of Operations, Nine Months Ended December 31, 2018
Earnings before income taxes	5,782,409	8,289,004	2,506,595
Income tax provision	1,412,796	2,023,422	610,626
Net earnings	4,369,614	6,265,582	1,895,968

Net earnings per share:
Basic	0.62	0.89	0.27
Diluted	0.62	0.89	0.27

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

A summary of inventory values by product group follows:

	December 31, 2018	March 31, 2018 As Adjusted
Prime Coil Inventory	$32,052,655	$14,185,858
Non-Standard Coil Inventory	2,353,592	2,971,324
Tubular Raw Material	8,127,972	6,734,076
Tubular Finished Goods	16,880,816	21,438,176
	$59,415,035	$45,329,434

Tubular raw material inventory consists of hot-rolled steel coils that the Company will manufacture into pipe. Tubular finished goods inventory consists of pipe the Company has manufactured and new mill reject pipe that the Company purchases from U.S. Steel Tubular Products, Inc. At December 31, 2018, the Company carried quantities of mill reject pipe on hand that exceeded the sales volume for fiscal year ended March 31, 2018. Based on improved market conditions and overall economic conditions as well as recent sales trends, the Company reasonably expects the sales volume for the future twelve month period to approximate or at least be a substantial portion of the December 31, 2018 quantity on hand, hence current classification of this inventory on the Company’s balance sheet. The Company’s projections are subject to significant estimates which may be different from actual results.

NOTE E — DEBT

On December 11, 2018, the Company’s $7,500,000 revolving line of credit facility expired. On December 12, 2018, the Company entered into a loan agreement for a $5,000,000 revolving line of credit facility (the “Credit Facility”) with Citizens National Bank, which changed names to VeraBank on January 14, 2019 (the “Bank”). The Credit Facility expires on December 12, 2019 and is collateralized by the Company’s tubular segment accounts receivable and inventory. Borrowings under the credit facility bear interest at the Bank’s prime rate minus 0.55% resulting in an applicable interest rate of 4.95% as of December 31, 2018. Interest payments on amounts advanced are due monthly and principal payments may be made at any time without penalty. All outstanding principal and accrued interest is due upon expiration of the Credit Facility. Access to funds under the Credit Facility is subject to a borrowing base requirement. The borrowing base is calculated as 80% of eligible tubular segment accounts receivable plus 40% of eligible tubular segment inventory. The total amount contributed to the borrowing base by eligible inventory shall not exceed $3,000,000. At December 31, 2018 and as of the filing date of this Form 10-Q, the borrowing base calculations would allow the Company access to the full $5,000,000 available under the Credit Facility. The Credit Facility contains financial covenants that require the Company to not permit: (1) total shareholders’ equity to be less than $50.0 million at any time, (2) total liabilities to exceed 50% of total shareholders’ equity at any time and (3) debt service coverage ratio, measured as of the end of each calendar quarter, to be less than 2.00 to 1.00. The debt service coverage ratio is calculated on a trailing twelve month period as the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to the sum of interest expense for such period, scheduled principal payments for such period on all indebtedness for money borrowed and capital leases, and the aggregate amount payable during such period under any operating leases. At December 31, 2018 and as of the filing date of this Form 10-Q, the Company had no borrowings outstanding under the Credit Facility.

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

As of December 31, 2018, the total number of restricted shares awarded under the Plan was 210,000 shares. All of the awarded shares have five year cliff vesting restrictions with vesting occurring on January 4, 2022. No other shares have been awarded under the Plan. The grant date fair value of the awarded shares is $1,444,800 and is being recognized as compensation expense over the 60 month requisite service period. Compensation expense related to stock awards issued under the plan was $72,240 in each of the quarters ended December 31, 2018 and December 31, 2017 and $216,720 in each of the nine month periods ended December 31, 2018 and December 31, 2017.

NOTE G — SEGMENT INFORMATION (in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017 As Adjusted	2018	2017 As Adjusted
Net sales
Coil	$28,731	$22,410	$94,688	$60,547
Tubular	14,595	5,624	50,263	16,648
Total net sales	$43,326	$28,034	$144,951	$77,195

Operating profit (loss)
Coil	$744	$1,233	$5,847	$2,942
Tubular	650	(53)	4,348	261
Total operating profit	1,394	1,180	10,195	3,203
Corporate expenses	519	463	1,981	1,405
Interest & other income	(6)	(4)	(75)	(13)
Total earnings before taxes	$881	$721	$8,289	$1,811

	December 31, 2018	March 31, 2018 As Adjusted
Segment assets
Coil	$50,293	$34,359
Tubular	40,708	43,010
	91,001	77,369
Corporate assets	2,859	4,284
	$93,860	$81,653

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

The Company has two reportable segments: Coil and Tubular. Coil primarily generates revenue from temper passing and cutting to length hot-rolled steel coils. Coil segment revenue consists of three main product types: Prime Coil, Non-Standard Coil and Customer Owned Coil. Tubular primarily generates revenue from the manufacture, distribution and processing of steel pipe. Tubular segment revenue consists of three main product or service types: Manufactured Pipe, Mill Reject Pipe and Pipe Finishing Services. The following table disaggregates our revenue by product for each of our reportable business segments for the three and nine month periods ended December 31, 2018 and 2017, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Coil Segment:
Prime Coil	25,074,965	17,862,981	79,426,810	47,598,283
Non-standard Coil	3,350,738	4,189,947	14,355,617	12,001,311
Customer Owned Coil	305,289	356,643	906,209	947,651
	28,730,992	22,409,571	94,688,636	60,547,245
Tubular Segment:
Manufactured Pipe	10,767,166	4,144,506	35,936,762	10,467,228
Mill Reject Pipe	3,761,188	1,479,444	13,489,029	4,515,771
Pipe Finishing Services	66,734	-	837,000	1,664,256
	14,595,088	5,623,950	50,262,791	16,647,255

NOTE I — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $1,846,000 and $8,000 in the nine months ended December 31, 2018 and 2017, respectively. The Company paid interest of $17,545 in the nine months ended December 31, 2018. The Company paid no interest in the nine months ended December 31, 2017. Non-cash financing activities consisted of accrued dividends of $1,051,417 and $70,094 in the nine-month periods ended December 31, 2018 and 2017, respectively. In the nine months ended December 31, 2017, there were noncash transactions of $385,000 for the transfer of ownership of life insurance policies from the Company to officers upon their retirement.

NOTE J — INCOME TAXES

For the nine months ended December 31, 2018, the Company recorded an income tax provision of $2,023,422, or 24.4% of pre-tax income, compared to $889,855, or 49.1% of pre-tax income, for the nine months ended December 31, 2017. The provision for the nine months ended December 31, 2017 has been adjusted by the retroactive application of the change in accounting principle disclosed in Note B.

On December 22, 2017, the U.S. government signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate applicable to the Company from 34% to 21% effective January 1, 2018. For the nine months ended December 31, 2018, the Company’s effective tax rate differed from the corporate statutory rate due primarily to the inclusion of state tax expenses in the Company’s income tax provision. For the nine months ended December 31, 2017, the Company’s effective tax rate differed from the corporate statutory rate due primarily to the re-measurement of deferred tax assets and liabilities according to the Tax Act.

Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 allowed companies to record provisional estimates during a measurement period not extending beyond one year from the Tax Act enactment date. As of December 22, 2018, the Company has completed the accounting for all impacts of the Tax Act and there have been no changes to previously recorded amounts.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Friedman Industries, Incorporated is a manufacturer and processor of steel products and operates in two reportable segments; coil products and tubular products.

The coil product segment includes the operation of two hot-roll coil processing facilities; one in Hickman, Arkansas and the other in Decatur, Alabama. Each facility operates a temper mill and a cut-to-length line. The temper mill improves the flatness and surface qualities of the coils and the cut-to-length line levels the steel and cuts the coils into sheet and plate of prescribed lengths. Combined, the facilities are capable of cutting sheet and plate with thicknesses ranging from 14 gauge to ½” thick. The coil product segment sells its prime grade inventory under the Friedman Industries name but also maintains an inventory of non-standard coil products, consisting primarily of mill secondary and excess prime coils, which are sold through the Company’s XSCP division. The coil product segment also processes customer-owned coils on a fee basis. Effective April 1, 2018, the Company changed the inventory valuation method for the coil segment’s prime coil inventory from the LIFO method to the average cost method. The impact of this change in accounting principle to both the current fiscal year periods and, as applied retrospectively, to the comparable periods of the prior fiscal year are disclosed in Note B of the consolidated financial statements. Prior period information provided in this Management’s Discussion and Analysis has been updated to reflect the retrospective application of the change in accounting principle.

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

Results of Operations

Nine Months Ended December 31, 2018 Compared to Nine Months Ended December 31, 2017

During the nine months ended December 31, 2018 (the “2018 period”), sales, costs of goods sold and gross profit increased $67,756,927, $60,457,679 and $7,299,248, respectively, from the comparable amounts recorded during the nine months ended December 31, 2017 (the “2017 period”). The increase in sales was related to both an increase in tons sold and an increase in the average per ton selling price. Tons sold increased approximately 53% from approximately 114,500 tons in the 2017 period to approximately 175,500 tons in the 2018 period. Discussion of the sales improvement is expanded upon at the segment level in the following paragraphs. Gross profit as a percentage of sales increased from approximately 6.2% in the 2017 period to approximately 8.3% in the 2018 period.

Coil Segment

Coil product segment sales for the 2018 period totaled $94,688,636 compared to $60,547,245 for the 2017 period, representing a sales increase of $34,141,391 or approximately 56%. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from processing of customer owned material and sales generated from coil segment inventory. Sales generated from processing of customer owned material totaled $906,209 for the 2018 period compared to $947,651 for the 2017 period. Sales generated from coil segment inventory totaled $93,782,427 for the 2018 period compared to $59,599,594 for the 2017 period. The increase in coil segment sales was driven by an increase in tons shipped from inventory and an increase in the average selling price per ton for these shipments. Inventory tons sold increased from approximately 90,000 tons in the 2017 period to approximately 105,500 tons in the 2018 period. The average per ton selling price related to these shipments increased from approximately $661 per ton in the 2017 period to approximately $890 per ton in the 2018 period. The improved shipping volume for the 2018 period is attributable to increased demand among many of the segment’s customers. Management believes the demand improvement was primarily related to the effects of the U.S. government’s Section 232 steel trade actions, sustained improvement of the U.S. energy industry and the steel industry and U.S. economic conditions in general. Coil segment operations recorded operating profits of approximately $5,847,000 and $2,942,000 in the 2018 and 2017 periods, respectively.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2018 period totaled $50,262,791 compared to $16,647,255 for the 2017 period, representing a sales increase of $33,615,536 or approximately 202%. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from the finishing of customer owned pipe and sales generated from tubular segment inventory. Sales generated from finishing of customer owned pipe totaled $837,000 for the 2018 period compared to $1,664,256 for the 2017 period. Sales generated from tubular segment inventory totaled $49,425,791 for the 2018 period compared to $14,982,999 for the 2017 period. The increase in tubular segment sales was driven by an increase in tons shipped from inventory and an increase in the average selling price per ton for these shipments. Tons sold increased from approximately 24,500 tons in the 2017 period to approximately 70,000 tons in the 2018 period. The average per ton selling price related to these shipments increased from approximately $616 per ton in the 2017 period to approximately $704 per ton in the 2018 period. Tubular segment operations recorded operating profits of approximately $4,348,000 and $261,000 in the 2018 and 2017 periods, respectively.

Management believes the improved tubular results are primarily related to the sustained recovery of the U.S. energy industry and the segment’s new product offering of API line pipe. Late in the third quarter of fiscal 2018, TTP began actively producing, marketing and selling line pipe directly to distributors. Shipments of line pipe during the 2018 period totaled approximately 20,500 tons compared to approximately 2,000 tons in the 2017 period, accounting for approximately 41% of the 45,500 ton increase in total tubular sales volume. Management expects line pipe sales to be a significant component of total tubular segment sales moving forward.

Shipments of mill reject pipe during the 2018 period totaled approximately 38,000 tons compared to approximately 11,500 tons during the 2017 period, accounting for approximately 58% of the 45,500 ton increase in tubular sales volume. The increased shipping volume of mill reject pipe is due to improved demand and a concentrated effort to reduce the level of inventory.

Due to fluctuations in our customers’ needs, revenue related to the finishing of customer owned pipe decreased $827,256 in the 2018 period compared to the 2017 period.

USS has been the primary supplier of new mill reject pipe to the Company. In March 2016, USS announced it was temporarily idling pipe production at its Lone Star Tubular Operations facility due to weak market conditions. In December 2016, USS announced plans to permanently idle its #1 pipe mill at the Lone Star facility. In May 2017, USS resumed production at its Lone Star facility’s #2 pipe mill. In February 2019, USS announced plans to restart its Lone Star facility’s #1 pipe mill early in their third quarter of 2019. The Company expects the volume and size range of new mill reject pipe supply from USS to be reduced while the Lone Star facility’s #1 pipe mill remains idle. USS is also a significant customer of the tubular segment’s pipe-finishing facility. Loss of USS as a supplier or customer could have a material adverse effect on the Company’s business. In general, the tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2018 period, general, selling and administrative costs increased $874,140 compared to the 2017 period. This increase was related primarily to increases in bonuses and commissions associated with the increased earnings and sales volume.

Income Taxes

Income taxes in the 2018 period increased $1,133,567 from the amount recorded in the 2017 period. This increase was related primarily to the increase in earnings before taxes for the 2018 period compared to the 2017 period but partially offset due to effects of the Tax Cuts and Jobs Act (the “Tax Act”) that was enacted by the U.S. government on December 22, 2017. The Tax Act reduced the federal corporate tax rate applicable to the Company from 34% to 21% effective January 1, 2018.

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

During the three months ended December 31, 2018 (the “2018 quarter”), sales, costs of goods sold and gross profit increased $15,292,559, $15,086,609 and $205,950, respectively, compared to the amounts recorded during the three months ended December 31, 2017 (the “2017 quarter”). The increase in sales was related to both an increase in tons sold and an increase in the average per ton selling price. Tons sold increased approximately 23% from approximately 42,000 tons in the 2017 quarter to approximately 51,500 tons in the 2018 quarter. Discussion of the sales improvement is expanded upon at the segment level in the following paragraphs. Gross profit as a percentage of sales decreased from approximately 6.2% in the 2017 quarter to approximately 4.5% in the 2018 quarter.

Coil Segment

Coil product segment sales for the 2018 quarter totaled $28,730,992 compared to $22,409,571 for the 2017 quarter, representing a sales increase of $6,321,421 or approximately 28%. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from processing of customer owned material and sales generated from coil segment inventory. Sales generated from processing of customer owned material totaled $305,289 for the 2018 quarter compared to $356,643 for the 2017 quarter. Sales generated from coil segment inventory totaled $28,425,703 for the 2018 quarter compared to $22,052,928 for the 2017 quarter. The increase in coil segment sales was driven by an increase in the average selling price per ton of material from inventory partially offset by a decrease in the volume of these shipments. The average per ton selling price related to these shipments increased from approximately $658 per ton in the 2017 quarter to approximately $905 per ton in the 2018 quarter. Inventory tons sold decreased from approximately 33,500 tons in the 2017 quarter to approximately 31,500 tons in the 2018 quarter. Coil segment operations recorded operating profits of approximately $744,000 and $1,233,000 in the 2018 and 2017 quarters, respectively.

The average selling price for the 2018 quarter was significantly higher than the 2017 quarter due to increased hot-rolled steel prices primarily associated with initial speculation and reaction to the U.S. government’s Section 232 steel trade actions and general steel industry and U.S. economic conditions. The price of hot-rolled steel increased steadily and significantly from the 2017 quarter and leading up to October 2018, the start of the 2018 quarter. During the 2018 quarter, hot-rolled steel prices decreased significantly and continued to decline into the Company’s fourth quarter. Management believes the decline in steel prices during the 2018 quarter was primarily associated with market participants managing inventory levels, temporary softness in the U.S. energy industry and uncertainty surrounding the volume and impact of foreign steel products at the start of 2019. As a result of the declining steel prices, the coil product segment experienced downward price pressure from its customers during the 2018 quarter. This downward price pressure combined with higher cost inventory making its way through cost of goods sold resulted in coil product segment margins contracting compared to the second quarter. Management expects further margin pressure in the fourth quarter due to steel prices continuing to decline during the first half of the fourth quarter. Around the start of February 2019, most domestic steel producers announced price increases for their products. Management believes the coil product segment’s margin compression will reverse if these price increases gain traction but the increases will take time to make their way through the supply chain to the consumers of the Company’s products. Management expects fourth quarter sales volume for the coil product segment to slightly exceed the third quarter volume.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2018 quarter totaled $14,595,088 compared to $5,623,950 for the 2017 quarter, representing a sales increase of $8,971,138 or approximately 160%. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from the finishing of customer owned pipe and sales generated from tubular segment inventory. Sales generated from finishing of customer owned pipe totaled $66,734 for the 2018 quarter. There was no revenue generated from finishing of customer owned pipe during the 2017 quarter. Sales generated from tubular segment inventory totaled $14,528,354 for the 2018 quarter compared to $5,623,950 for the 2017 quarter. The increase in tubular segment sales was driven by an increase in tons shipped from inventory and an increase in the average selling price per ton for these shipments. Tons sold increased from approximately 8,500 tons in the 2017 quarter to approximately 20,000 tons in the 2018 quarter. The average per ton selling price related to these shipments increased from approximately $648 per ton in the 2017 quarter to approximately $723 per ton in the 2018 quarter. Tubular segment operations recorded an operating profit of approximately $650,000 in the 2018 quarter and an operating loss of approximately $53,000 in the 2017 quarter.

Management believes the improved tubular results are primarily related to the sustained recovery of the U.S. energy industry and the segment’s new product offering of API line pipe. Late in the third quarter of fiscal 2018, TTP began actively producing, marketing and selling line pipe directly to distributors. Shipments of line pipe during the 2018 quarter totaled approximately 6,500 tons compared to approximately 2,000 tons in the 2017 quarter, accounting for approximately 39% of the 11,500 ton increase in total tubular sales volume. Management expects line pipe sales to be a significant component of total tubular segment sales moving forward.

Shipments of mill reject pipe during the 2018 quarter totaled approximately 10,500 tons compared to 4,000 tons during the 2017 quarter, accounting for approximately 57% of the 11,500 ton increase in total tubular sales volume. The increased shipping volume of mill reject pipe is due to improved demand and a concentrated effort to reduce the level of inventory.

Revenue related to the finishing of customer owned pipe was $66,734 for the 2018 quarter. No revenue was generated from the finishing of customer owned pipe during the 2017 quarter. For the fourth quarter, management expects a low level of activity similar to that of the third quarter. These revenues are generated at the Company’s pipe finishing facility that commenced operations in May 2017. The facility is designed to function optimally as a high volume processing facility with a small customer base. Operations at the facility have been sporadic as new customer relationships evolve and due to some fluctuation in the energy industry and the steel industry in general. In addition to cultivating existing customer relationships, management continues to seek additional customers that are a strategic fit for the facility. Management will continue to evaluate the long-term operating potential of the facility on a continual basis.

Compared to the second quarter, the tubular segment also experienced margin compression during the third quarter related to the decline in hot-rolled steel prices and higher cost inventory making its way through cost of goods sold. Management expects continued margin compression into the fourth quarter associated with these factors and additional pressure on selling prices due to an increased presence of foreign material associated with Section 232 quotas resetting at the start of 2019.

USS has been the primary supplier of new mill reject pipe to the Company. In March 2016, USS announced it was temporarily idling pipe production at its Lone Star Tubular Operations facility due to weak market conditions. In December 2016, USS announced plans to permanently idle its #1 pipe mill at the Lone Star facility. In May 2017, USS resumed production at its Lone Star facility’s #2 pipe mill. In February 2019, USS announced plans to restart its Lone Star facility’s #1 pipe mill early in their third quarter of 2019. The Company expects the volume and size range of new mill reject pipe supply from USS to be reduced while the Lone Star facility’s #1 pipe mill remains idle. USS is also a significant customer of the tubular segment’s pipe-finishing facility. Loss of USS as a supplier or customer could have a material adverse effect on the Company’s business. In general, the tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Income Taxes

Income taxes in the 2018 quarter decreased $343,873 from the amount recorded in the 2017 quarter. This decrease was related primarily to the 2017 quarter containing the impact from re-measuring deferred tax assets and liabilities pursuant to the Tax Act enacted during the 2017 quarter. The decrease is also associated with the Tax Act reducing the federal corporate tax rate applicable to the Company from 34% to 21% effective January 1, 2018. These circumstances contributing to decreased income taxes were partially offset by the increase in earnings before tax for the 2018 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

We believe the Company remained in a strong, liquid position at December 31, 2018. The ratio of current assets to current liabilities was 4.5 and 6.1 at December 31, 2018 and March 31, 2018, respectively. Working capital was $62,024,110 at December 31, 2018 and $56,238,771 at March 31, 2018.

At December 31, 2018, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash decreased primarily as a result of the purchase of inventory, the purchase of property, plant and equipment and the payment of cash dividends partially offset by net earnings and an increase in accounts payable. The balance of accounts payable and inventory rose considerably due to the volume and timing of inventory purchases for both the Company’s coil and tubular segments. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

In December 2018, the Company’s $7,500,000 revolving line of credit facility expired and the Company put into place a new $5,000,000 revolving line of credit facility (the “Credit Facility”) that expires December 12, 2019. Access to funds under the Credit Facility is subject to a borrowing base requirement. The borrowing base is calculated as 80% of eligible tubular segment accounts receivable plus 40% of eligible tubular segment inventory. The total amount contributed to the borrowing base by eligible inventory shall not exceed $3,000,000. At December 31, 2018 and as of the filing date of this quarterly report on Form 10-Q, the borrowing base calculations would allow the Company access to the full $5,000,000 available under the Credit Facility. At December 31, 2018 and as of the filing date of this quarterly report on Form 10-Q, the Company had no borrowings outstanding under the Credit Facility. The Company was not in violation of any terms or covenants related to the Credit Facility as of the filing date of this quarterly report on Form 10-Q.

The Company believes that its current cash position along with operating cash flow potential and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 24 months.

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

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended December 31, 2018. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended December 31, 2018 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended December 31, 2018

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

3.3	—	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Form S-8 filed on December 21, 2016).

10.1	—	Revolving Line of Credit Loan Agreement, dated December 12, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2018).

10.2	—	Promissory Note, dated December 12, 2018 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2018).

10.3	—	Commercial Security Agreement, dated December 12, 2018 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2018).

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert Sparkman

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert Sparkman

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Schema Document

101.CAL	—	XBRL Calculation Linkbase Document

101.DEF	—	XBRL Definition Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

Date: February 14, 2019
	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)