Form 10-K
period 2019-03-31
FRIEDMAN INDUSTRIES INC
filed 2019-07-01
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2019

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

Texas	74-1504405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1121 Judson Road Suite 124, Longview, TX	75601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (903) 758-3431

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1 Par Value	FRD	NYSE American

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

Yes   X            No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large accelerated filer ( )	Accelerated filer ( )	Non-accelerated filer (X)	Smaller reporting company (X)
Emerging growth company ( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes                 No     X

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 28, 2018 (based upon the closing price on the NYSE American on September 28, 2018) was approximately $63,706,000.

The number of shares of the registrant’s Common Stock outstanding at July 1, 2019 was 6,999,444 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 2019 — Part II.

Proxy Statement for the 2019 Annual Meeting of Shareholders of Friedman Industries, Incorporated — Part III.

PART I

Item 1.   Business

Friedman Industries, Incorporated (the “Company”), a Texas corporation incorporated in 1965, is a manufacturer and processor of steel products and operates in two reportable segments; coil products and tubular products. Significant financial information relating to the Company’s business segments for the last two years is contained in Note 9 of the Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2019, which financial statements are incorporated herein by reference in Item 8 hereof.

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

Marketing

The following table sets forth the approximate percentage of total sales contributed by each group of products and services during each of the Company’s last two fiscal years:

Product and Service Groups	2019	2018
Coil Products	67%	74%
Tubular Products	33%	26%

Coil Products.  The Company sells coil products and processing services to approximately 170 customers located primarily in the midwestern, southwestern and southeastern regions of the United States. The Company’s principal customers for these products and services are steel distributors and customers manufacturing steel products such as steel buildings, railroad cars, barges, tanks and containers, trailers, component parts and other fabricated steel products. During the fiscal years ended March 31, 2019 and 2018, sales of coil products to Trinity Industries, Inc. accounted for approximately 21% and 16% of the Company’s total sales, respectively.

The Company sells substantially all of its coil products through its own sales force. At March 31, 2019, the sales force was comprised of the Vice President of Sales – Coil Divisions and four professional sales personnel. Sales personnel are paid on a salary and commission basis.

Tubular Products.  The Company sells its tubular products nationally to approximately 125 customers. The Company’s principal customers for these products are steel and pipe distributors. In fiscal years 2019 and 2018, no individual tubular customer accounted for 10% or more of the Company’s total sales.

The Company sells substantially all of its tubular products through its own sales force. At March 31, 2019, the sales force was comprised of the Vice President of Sales – Tubular Division and two professional sales personnel. Sales personnel are paid on a salary and commission basis.

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

Employees

At March 31, 2019, the Company had 104 full-time employees and no part-time employees.

Executive Officers of the Company

The following table sets forth as of March 31, 2019, for each executive officer of the Company, the name, age, officer positions and arrangements with other persons regarding his selection as an officer, if any, and the period during which such officer has served in such capacity:

Name	Age	Position, Offices with the Company and Other Arrangements, if any
Michael J. Taylor	60	Interim President and Interim Chief Executive Officer since February 2019; Chairman of the Board of Directors since June 2017; member of the Board of Directors since December 2016
Alex LaRue	33

Chief Financial Officer – Secretary and Treasurer since March 2018; formerly Vice President — Secretary and Treasurer since 2014; formerly Assistant Vice President — Secretary and Treasurer since 2013; formerly Controller — Texas Tubular Products since 2011

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

Not required.

Item 2.  Properties

The principal real properties of the Company are described in the following table:

Location	Approximate Size	Ownership
Lone Star, Texas
Plant — Texas Tubular Products	161,000 sq. feet	Owned(1)
Offices — Texas Tubular Products	12,200 sq. feet	Owned(1)
Land — Texas Tubular Products	122.4 acres	Owned(1)
Longview, Texas
Offices	2,600 sq. feet	Leased(2)
Hickman, Arkansas
Plant and Warehouse — Coil Products	42,600 sq. feet	Owned(1)
Offices — Coil Products	2,500 sq. feet	Owned(1)
Land — Coil Products	26.2 acres	Owned(1)
Decatur, Alabama
Plant and Warehouse — Coil Products	48,000 sq. feet	Owned(1)
Offices — Coil Products	2,000 sq. feet	Owned(1)
Land — Coil Products	47.3 acres	Owned(1)

(1)	All of the Company’s owned real properties, plants and offices are held in fee and are not subject to any mortgage or deed of trust.
(2)	The office lease is with a non-affiliated party, expires on April 30, 2021, and requires a monthly rental payment by the Company of $2,728.

Item 3.  Legal Proceedings

During fiscal 2019, the Company received settlement proceeds of $56,500 as a class member of steel antitrust class action litigation brought against certain steel manufacturers in the United States District Court for the Northern District of Illinois. The litigation was initiated by several complaints filed in September and October of 2008 alleging the defendants conspired, in violation of the U.S. antitrust laws, to restrict their output and therefore raise or fix the prices for steel products sold for delivery in the United States between April 1, 2005 and December 31, 2007. The plaintiffs sought monetary and other relief on behalf of themselves and the class. A portion of the defendants reached settlements in 2014 totaling $163,900,000 and the Company received settlement proceeds of $316,310 in fiscal 2016 related to this settlement. A settlement was reached with the remaining defendants in February 2017 totaling $30,000,000 which resulted in the settlement proceeds of $56,500 received in fiscal 2019. The Company does not expect to receive any additional proceeds from this legal matter and considers it complete.

The Company is not a party to, nor is its property the subject of, any other material pending legal proceedings.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded principally on the NYSE – American (Symbol: FRD).

Reference is hereby made to the sections of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2019, entitled “Description of Business — Range of High and Low Sales Prices of Common Stock” and “Description of Business — Cash Dividends Declared Per Share of Common Stock”, which sections are hereby incorporated herein by reference.

The approximate number of shareholders of record of Common Stock of the Company as of April 26, 2019 was 190. Because many of the Company’s common shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of individual shareholders represented by these record holders.

Item 6.  Selected Financial Data

Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2019, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and notes thereto of the Company included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2019, are hereby incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2019 and 2018

Consolidated Statements of Operations — Years ended March 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity — Years ended March 31, 2019 and 2018

Consolidated Statements of Cash Flows — Years ended March 31, 2019 and 2018

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Information with respect to supplementary financial information relating to the Company appears in Note 11 — Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements incorporated herein by reference above in this Item 8 from the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2019.

The following supplementary schedule for the Company for the years ended March 31, 2019 and 2018, is included elsewhere in this report:

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

Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting appears on page 18 of the Company’s Annual Report to Shareholders for the year ended March 31, 2019, which is incorporated herein by reference. This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Except as otherwise set forth below, information with respect to Item 10 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2019 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2019 fiscal year.

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

Item 11.  Executive Compensation

Information with respect to Item 11 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2019 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2019 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The disclosure required pursuant to Item 201(d) of Regulation S-K is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2019 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2019 fiscal year.

Additional information with respect to Item 12 regarding equity compensation plan information relating to the Company is hereby incorporated herein by reference from Note 3 — Equity Compensation Plans and Capital Stock included in the Notes to Consolidated Financial Statements of the Company included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2019.

Security Ownership Information

The additional information with respect to Item 12 regarding the security ownership of certain beneficial owners and management, and related matters, is hereby incorporated herein by reference from the Company’s proxy statement in respect to the 2019 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2019 fiscal year.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information with respect to Item 13 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2019 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2019 fiscal year.

Item 14.  Principal Accountant Fees and Services

Information with respect to Item 14 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2019 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2019 fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents included in this report

1. Financial Statements

The following financial statements and notes thereto of the Company are included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2019, which is incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2019 and 2018

Consolidated Statements of Operations — Years ended March 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity — Years end March 31, 2019 and 2018

Consolidated Statements of Cash Flows — Years ended March 31, 2019 and 2018

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

3.3	—	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Form S-8 filed on December 21, 2016).
10.1	—	Revolving Line of Credit Loan Agreement, dated December 12, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2018).
10.2	—	Promissory Note, dated December 12, 2018 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2018).
10.3	—	Commercial Security Agreement, dated December 12, 2018 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2018).
**10.4	—	Retirement and Consulting Agreement, dated March 13, 2019.
10.5	—	Friedman Industries, Incorporated 2016 Restricted Stock Plan (incorporated by reference from Exhibit 4.2 to the Company’s Form S-8 filed on December 21, 2016).
10.6	—	Form of Friedman Industries, Incorporated Restricted Stock Award Agreement (incorporated by reference from Exhibit 4.3 to the Company’s Form S-8 filed on December 21, 2016).
**13.1	—	The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2019.
**14.1	—	Friedman Industries, Incorporated Code of Conduct and Ethics.
**21.1	—	List of Subsidiaries.
**23.1	—	Consent of Moss Adams LLP.
**31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.
**31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.
**32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.
**32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.
**101.INS	—	XBRL Instance Document.
**101.SCH	—	XBRL Taxonomy Schema Document.
**101.CAL	—	XBRL Calculation Linkbase Document.
**101.DEF	—	XBRL Definition Linkbase Document.
**101.LAB	—	XBRL Label Linkbase Document.
**101.PRE	—	XBRL Presentation Linkbase Document.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

By:	/S/ MICHAEL J. TAYLOR
Michael J. Taylor
Interim President and Interim Chief Executive Officer

Dated: July 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Friedman Industries, Incorporated in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL J. TAYLOR	Interim President and Interim Chief Executive Officer and Director (Principal Executive Officer)	July 1, 2019
Michael J. Taylor

/S/ ALEX LARUE	Chief Financial Officer — Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	July 1, 2019
Alex LaRue

/S/ DURGA D. AGRAWAL	Director	July 1, 2019
Durga D. Agrawal

/S/ CHARLES W. HALL	Director	July 1, 2019
Charles W. Hall

/S/ MAX REICHENTHAL	Director	July 1, 2019
Max Reichenthal

/S/ JOEL SPIRA	Director	July 1, 2019
Joel Spira

/S/ JOE L. WILLIAMS	Director	July 1, 2019
Joe L. Williams

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FRIEDMAN INDUSTRIES, INCORPORATED

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe(A)	Deductions — Describe(B)	Balance at End of Period
Year ended March 31, 2019 Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$21,052	$—	$765,732	$757,606	$29,178
Year ended March 31, 2018 Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$27,276	$—	$425,140	$431,364	$21,052

(A)

Allowance for doubtful accounts charged to bad debt expense of $15,673 and $0 during fiscal years 2019 and 2018, respectively. Cash discounts allowed on sales and charged against revenue of $750,059 and $425,140 during fiscal years 2019 and 2018, respectively.

(B)	Accounts receivable written off of $7,547 and $1,224 and cash discounts taken on sales of $750,059 and $430,140 during fiscal years 2019 and 2018, respectively.

S-1