Form 10-Q
period 2019-06-30
FRIEDMAN INDUSTRIES INC
filed 2019-08-14
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

At August 14, 2019, the number of shares outstanding of the issuer’s only class of stock was 6,999,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	JUNE 30, 2019	MARCH 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$10,804,449	$11,667,161
Accounts receivable, net of allowances for bad debts and cash discounts of $29,178 at June 30 and March 31, 2019	15,868,865	13,183,411
Inventories	43,757,046	49,062,086
Other	499,700	543,549
TOTAL CURRENT ASSETS	70,930,060	74,456,207
PROPERTY, PLANT AND EQUIPMENT:
Land	1,452,799	1,452,799
Buildings and yard improvements	8,825,853	8,821,253
Machinery and equipment	38,844,307	38,176,497
Less accumulated depreciation	(36,845,372)	(36,540,591)
	12,277,587	11,909,958
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	296,358	235,817
TOTAL ASSETS	$83,504,005	$86,601,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,361,775	$11,577,664
Income taxes payable	224,851	159,694
Dividends payable	279,978	279,978
Contribution to retirement plan	100,500	50,250
Employee compensation and related expenses	288,667	297,316
TOTAL CURRENT LIABILITIES	9,255,771	12,364,902
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	212,995	210,257
DEFERRED INCOME TAX LIABILITY	1,529,207	1,545,246
OTHER NON-CURRENT LIABILITIES	26,425	—
TOTAL LIABILITIES	11,024,398	14,120,405
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 8,225,160 shares and 8,205,160 shares at June 30 and March 31, 2019, respectively	8,225,160	8,205,160
Additional paid-in capital	29,385,708	29,322,472
Treasury stock at cost (1,225,716 shares at June 30 and March 31, 2019)	(5,525,964)	(5,525,964)
Retained earnings	40,394,703	40,479,909
TOTAL STOCKHOLDERS’ EQUITY	72,479,607	72,481,577
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,504,005	$86,601,982

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2019	2018
Net Sales	$40,975,320	$48,193,318
Costs and expenses
Costs of goods sold	39,503,996	42,000,840
General, selling and administrative costs	1,208,388	1,492,740
	40,712,384	43,493,580
EARNINGS FROM OPERATIONS	262,936	4,699,738
Interest and other income	(6,335)	(62,775)
EARNINGS BEFORE INCOME TAXES	269,271	4,762,513
Income tax provision (benefit):
Current	90,538	1,066,456
Deferred	(16,039)	96,164
	74,499	1,162,620
NET EARNINGS	$194,772	$3,599,893
Average number of common shares outstanding:
Basic	6,999,444	7,009,444
Diluted	6,999,444	7,009,444
Net earnings per share:
Basic	$0.03	$0.51
Diluted	$0.03	$0.51
Cash dividends declared per common share	$0.04	$0.03

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2019	2018
OPERATING ACTIVITIES
Net earnings	$194,772	$3,599,893
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation	304,781	357,596
Deferred taxes	(16,039)	96,164
Compensation expense for restricted stock	83,236	72,240
Change in postretirement benefits	2,738	7,430
Decrease (increase) in operating assets:
Accounts receivable	(2,685,454)	(789,499)
Inventories	5,305,040	(14,269,173)
Other assets, current and non-current	(12,322)	(106,821)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(3,215,889)	9,391,535
Income taxes payable	65,157	862,259
Contribution to retirement plan	50,250	45,000
Employee compensation and related expenses	(8,649)	313,262
Other non-current liabilities	26,425	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	94,046	(420,114)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(672,410)	(187,223)
Increase in cash surrender value of officers’ life insurance	(4,370)	(6,275)
NET CASH USED IN INVESTING ACTIVITIES	(676,780)	(193,498)
FINANCING ACTIVITIES
Cash dividends paid	(279,978)	(140,189)
NET CASH USED IN FINANCING ACTIVITIES	(279,978)	(140,189)
INCREASE (DECREASE) IN CASH	(862,712)	(753,801)
CASH AT BEGINNING OF PERIOD	11,667,161	4,052,582
CASH AT END OF PERIOD	$10,804,449	$3,298,781

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes of Friedman Industries, Incorporated (the “Company”) included in its annual report on Form 10-K for the year ended March 31, 2019.

NOTE B — NEW ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a new lease accounting standard that requires lessees to recognize a right of use asset and related lease liability for most leases having lease terms of more than 12 months.  Leases with a term of 12 months or less will be accounted for similar to prior guidance for operating leases. In July 2018, the FASB issued Accounting Standards Update No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new standard. In July 2018, the FASB also issued Accounting Standards Update No. 2018-11, Leases (Topic 842): Targeted Improvements, to give entities another option for transition and to provide practical expedients to reduce the cost and complexity of implementing the new standard. ASU 2016-02 and all subsequently issued amendments, collectively "ASC 842," is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASC 842 on April 1, 2019 using the optional transition method under which the new standard is applied only to the most current period presented and the cumulative effect of applying the new standard to existing lease agreements is recognized at the date of initial application. See Note E – Leases for additional information and disclosures related to ASC 842.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires, among other things, the use of a new current expected credit loss ("CECL") model in order to determine the allowance for doubtful accounts with respect to accounts receivable. The CECL model requires estimation of lifetime expected credit loss with respect to receivables and recognition of allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. Subsequently, in November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (ASC 326), which clarifies that impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. The new guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

NOTE C — INVENTORIES

Inventories consist of prime coil, non-standard coil and tubular materials. Prime coil inventory consists primarily of raw materials, non-standard coil inventory consists primarily of raw materials and tubular inventory consists of both raw materials and finished goods. Cost for prime coil inventory is determined using the average cost method. Cost for non-standard coil inventory is determined using the specific identification method. Cost for tubular inventory is determined using the average cost method. All inventories are valued at the lower of cost or net realizable value.

A summary of inventory values by product group follows:

	June 30, 2019	March 31, 2019
Prime Coil Inventory	$20,253,958	$26,240,439
Non-Standard Coil Inventory	2,431,599	2,078,008
Tubular Raw Material	5,359,827	4,418,750
Tubular Finished Goods	15,711,662	16,324,889
	$43,757,046	$49,062,086

Tubular raw material inventory consists of hot-rolled steel coils that the Company will manufacture into pipe. Tubular finished goods inventory consists of pipe the Company has manufactured and new mill reject pipe that the Company purchases from U.S. Steel Tubular Products, Inc.

NOTE D - DEBT

On December 12, 2018, the Company entered into a loan agreement for a $5,000,000 revolving line of credit facility (the “Credit Facility”) with Citizens National Bank, which changed its name to VeraBank on January 14, 2019 (the “Bank”). The Credit Facility expires on December 12, 2019 and is collateralized by the Company’s tubular segment accounts receivable and inventory. Borrowings under the credit facility bear interest at the Bank’s prime rate minus 0.55% resulting in an applicable interest rate of 4.95% as of June 30, 2019. Interest payments on amounts advanced are due monthly and principal payments may be made at any time without penalty. All outstanding principal and accrued interest is due upon expiration of the Credit Facility. Access to funds under the Credit Facility is subject to a borrowing base requirement. The borrowing base is calculated as 80% of eligible tubular segment accounts receivable plus 40% of eligible tubular segment inventory. The total amount contributed to the borrowing base by eligible inventory shall not exceed $3,000,000. At June 30, 2019, the borrowing base calculation would allow the Company access to approximately $4,900,000 under the Credit Facility. The Credit Facility contains financial covenants that require the Company to not permit: (1) total shareholders’ equity to be less than $50.0 million at any time, (2) total liabilities to exceed 50% of total shareholders’ equity at any time and (3) debt service coverage ratio, measured as of the end of each calendar quarter, to be less than 2.00 to 1.00. The debt service coverage ratio is calculated on a trailing twelve month period as the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to the sum of interest expense for such period, scheduled principal payments for such period on all indebtedness for money borrowed and capital leases, and the aggregate amount payable during such period under any operating leases. At June 30, 2019, the Company was in compliance with all financial covenants and had no borrowings outstanding under the Credit Facility.

NOTE E — LEASES

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), to require lessees to recognize most leases on the balance sheet, while recognition on the statement of operations would be substantially unchanged. The new standard requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use (“ROU”) asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing and potential uncertainty of cash flows related to leases. Leases with a term of 12 months or less will be accounted for similar to prior guidance for operating leases. In July 2018, the FASB issued Accounting Standards Update No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new standard. In July 2018, the FASB also issued Accounting Standards Update No. 2018-11, Leases (Topic 842): Targeted Improvements, to give entities another option for transition and to provide practical expedients to reduce the cost and complexity of implementing the new standard. ASU 2016-02 and all subsequently issued amendments, collectively "ASC 842," is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

The Company adopted ASC 842 on April 1, 2019 using the optional transition method under which the new standard is applied only to the most current period presented and the cumulative effect of applying the new standard to existing lease agreements is recognized at the date of initial application. Under this adoption method, reporting periods beginning after April 1, 2019 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASC 842 resulted in the recording of an initial ROU asset and lease liability of approximately $63,000 each at April 1, 2019. The Company also elected the package of transition practical expedients related to lease identification, lease classification, and initial direct costs. In addition, the Company made the following accounting policy elections: (1) the Company will not separate lease and non-lease components by class of underlying asset and (2) the Company will apply the short-term lease exemption by class of underlying asset. The adoption of this standard did not have an impact on the Company’s consolidated statements of operations or cash flows and did not result in a cumulative adjustment to retained earnings.

The Company’s lease of its office space in Longview, Texas is the only operating lease included in the ROU asset and lease liability. The lease calls for monthly rent payments of $2,728 and expires on April 30, 2021. The Company’s other operating leases for items such as IT equipment and storage space are either short-term in nature or immaterial. The Company does not have any finance leases.

The components of lease expense were as follows for the three months ended June 30, 2019:

Three Months Ended June 30, 2019
Operating lease expense	$8,184

Rental expense for operating leases classified under the previous accounting standard, Accounting Standards Codification Topic 840, for the three months ended June 30, 2018 was $8,184.

For the three months ended June 30, 2019, cash paid for operating leases included in the measurement of the lease liability was $8,184. All of these payments are presented in the operating activities section of the consolidated statements of cash flows.

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of June 30, 2019:

	June 30, 2019	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$56,171	Other assets
Total operating lease right-of-use asset	$56,171

Liabilities
Operating lease liability, current	$29,746	Accrued expenses
Operating lease liability, non-current	26,425	Other non-current liabilities
Total operating lease liability	$56,171

Other supplemental operating lease information consists of the following:

Weighted average remaining lease life (in years)	1.8
Weighted average discount rate	7%

Maturities of operating lease liabilities as of June 30, 2019 were as follows:

Fiscal 2020 (remainder of fiscal year)	$24,552
Fiscal 2021	32,736
Fiscal 2022	2,728
Fiscal 2023	—
Fiscal 2024	—
Total undiscounted lease payments	$60,016
Less: imputed interest	(3,845)
Present value of lease liability	$56,171

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

The following table summarizes the activity related to restricted stock awards for the three months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at March 31, 2019	180,000	$7.03
Cancelled or forfeited	—	—
Granted	20,000	7.62
Vested	—	—
Unvested at June 30, 2019	200,000	$7.09

Of the 200,000 unvested shares at June 30, 2019, 160,000 shares have five year cliff vesting restrictions with vesting occurring on January 4, 2022, 20,000 shares have two year cliff vesting restrictions with vesting occurring on March 13, 2021 and 20,000 shares have five year cliff vesting restrictions with vesting occurring on April 1, 2024. Compensation expense is recognized over the requisite service period applicable to each award. The Company recorded compensation expense of $83,236 and $72,240 in the quarters ended June 30, 2019 and 2018, respectively, relating to the stock awards issued under the Plan.

NOTE G — SEGMENT INFORMATION (in thousands)

	THREE MONTHS ENDED JUNE 30,
	2019	2018
Net sales
Coil	$28,181	$31,129
Tubular	12,794	17,064
Total net sales	$40,975	$48,193
Operating profit
Coil	$345	$3,179
Tubular	545	2,321
Total operating profit	890	5,500
Corporate expenses	627	800
Interest and other income	(6)	(63)
Earnings before income taxes	$269	$4,763

	June 30, 2019	March 31, 2019
Segment assets
Coil	$39,583	$43,104
Tubular	32,730	31,520
	72,313	74,624
Corporate assets	11,191	11,978
	$83,504	$86,602

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

The Company has two reportable segments: Coil and Tubular. Coil primarily generates revenue from temper passing and cutting to length hot-rolled steel coils. Coil segment revenue consists of three main product types: Prime Coil, Non-Standard Coil and Customer Owned Coil. Tubular primarily generates revenue from the manufacture, distribution and processing of steel pipe. Tubular segment revenue consists of three main product or service types: Manufactured Pipe, Mill Reject Pipe and Pipe Finishing Services. The following table disaggregates our revenue by product for each of our reportable business segments for the three months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,
	2019	2018
Coil Segment:
Prime Coil	24,228,453	24,776,031
Non-standard Coil	3,772,515	6,110,458
Customer Owned Coil	180,500	242,711
	28,181,468	31,129,200
Tubular Segment:
Manufactured Pipe	10,732,487	10,955,387
Mill Reject Pipe	2,061,365	5,420,861
Pipe Finishing Services	-	687,870
	12,793,852	17,064,118

NOTE I — STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for the three months ended June 30, 2019 and June 30, 2018:

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings
BALANCE AT MARCH 31, 2019	$8,205,160	$29,322,472	$(5,525,964)	$40,479,909
Net earnings	—	—	—	194,772
Issuance of restricted stock	20,000	—	—	—
Paid in capital – restricted stock awards	—	63,236	—	—
Cash dividends ($0.04 per share)	—	—	—	(279,978)
BALANCE AT JUNE 30, 2019	$8,225,160	$29,385,708	$(5,525,964)	$40,394,703

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings
BALANCE AT MARCH 31, 2018	$8,185,160	$29,154,874	$(5,475,964)	$36,711,380
Net earnings	—	—	—	3,599,893
Paid in capital – restricted stock awards	—	72,240	—	—
Cash dividends ($0.03 per share)	—	—	—	(210,283)
BALANCE AT JUNE 30, 2018	$8,185,160	$29,227,114	$(5,475,964)	$40,100,990

NOTE J — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $10,000 in the quarter ended June 30, 2019. The Company paid no income taxes in the quarter ended June 30, 2018. No interest was paid in either of the quarters ended June 30, 2019 and 2018.

NOTE K — INCOME TAXES

For the quarter ended June 30, 2019, the Company recorded an income tax provision of $74,499, or 27.7% of earnings before income taxes, compared to $1,162,620, or 24.4% of earnings before income taxes, for the quarter ended June 30, 2018. For both quarters, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

During the three months ended June 30, 2019 (the “2019 quarter”), sales, costs of goods sold and gross profit decreased $7,217,998, $2,496,844 and $4,721,154, respectively, compared to the amounts recorded during the three months ended June 30, 2018 (the “2018 quarter”). The decrease in sales was related to both a decline in tons sold and a decrease in the average per ton selling price. Tons sold decreased from approximately 60,500 tons in the 2018 quarter to approximately 53,500 tons in the 2019 quarter. Discussion of the change in sales is expanded upon at the segment level in the following paragraphs. Gross profit as a percentage of sales decreased from approximately 12.8% in the 2018 quarter to approximately 3.6% in the 2019 quarter.

Our operating results are significantly impacted by the market price of hot-rolled steel coil. Results for the 2019 quarter were negatively impacted by a declining steel price while the 2018 quarter was positively impacted by an increasing steel price. In March 2018, the Administration of the U.S. government announced trade actions under Section 232 of the Trade Expansion Act related to imports of steel and aluminum products. In November 2017, steel prices began to rise on speculation of potential trade actions. The rising prices gained momentum in January 2018 when the Commerce Department’s recommendations were provided to the Administration. From January 2018, steel prices continued to rise approximately 40% until reaching a peak in July 2018. Prices held near a 10 year high until September 2018 when prices started to decline and continued that downward trend through June 2019, dropping approximately 45%. In the 2018 quarter, the quarter immediately following the enactment of the Section 232 trade actions, our operations benefitted from strong margins primarily related to pricing power due to strong customer demand and the benefits of a cheaper inventory stock in a period of increasing prices. In the 2019 quarter, margins were challenged by the continued decline in steel prices and softer demand. We expect margin challenges to continue into the second quarter of fiscal 2020.

Coil Segment

Coil product segment sales for the 2019 quarter totaled $28,181,468 compared to $31,129,200 for the 2018 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from processing of customer owned material and sales generated from coil segment inventory. Sales generated from processing of customer owned material totaled $180,500 for the 2019 quarter compared to $242,711 for the 2018 quarter. Sales generated from coil segment inventory totaled $28,000,968 for the 2019 quarter compared to $30,886,489 for the 2018 quarter. Inventory tons sold increased from approximately 36,000 tons in the 2018 quarter to approximately 38,000 tons in the 2019 quarter. The average per ton selling price related to these shipments decreased from approximately $853 per ton in the 2018 quarter to approximately $743 per ton in the 2019 quarter. Coil segment operations recorded operating profits of approximately $345,000 and $3,179,000 for the 2019 and 2018 quarters, respectively.

Margins for the 2019 quarter were negatively impacted by continued decline in hot-rolled steel prices and the effect of inventory with higher average costs flowing through cost of goods sold. Margins for the 2018 quarter were positively impacted by increasing hot-rolled steel prices and the effect of inventory with lower average costs flowing through cost of goods sold. While sales volume for the 2019 quarter increased slightly compared to the 2018 quarter, we believe the underlying demand was more challenging in the 2019 quarter compared to the 2018 quarter. Sales volume improved due primarily to aggressively pricing our material and the number of customers sold increasing from 101 in the 2018 quarter to 121 in the 2019 quarter. We expect margin challenges to continue into the second quarter of fiscal 2020.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2019 quarter totaled $12,793,852 compared to $17,064,118 for the 2018 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from the finishing of customer owned pipe and sales generated from tubular segment inventory. The Company did not generate any sales from the finishing of customer owned pipe during the 2019 quarter but generated sales of $687,870 for the 2018 quarter related to these services. Sales generated from tubular segment inventory totaled $12,793,852 for the 2019 quarter compared to $16,376,248 for the 2018 quarter. Tons sold decreased from approximately 24,500 tons in the 2018 quarter to approximately 15,500 tons in the 2019 quarter. The average per ton selling price related to these shipments increased from approximately $670 per ton in the 2018 quarter to approximately $819 per ton in the 2019 quarter. The tubular segment operations recorded operating profits of approximately $545,000 and $2,321,000 for the 2019 and 2018 quarters, respectively.

Operating results for the 2019 quarter were negatively impacted by compressed margins associated with declining hot-rolled steel prices and softness in the U.S. energy industry. In contrast, the 2018 quarter was positively impacted by strong margins associated with increasing steel prices and a stronger U.S. energy market. The average selling price for the tubular segment increased in the 2019 quarter due to a shift in the segment’s sales mix between mill reject pipe and the Company’s manufactured pipe. The average selling price associated with the Company’s manufactured pipe is much greater than the average selling price associated with mill reject pipe. Shipments of mill reject pipe decreased from approximately 14,000 tons in the 2018 quarter to approximately 5,000 tons in the 2019 quarter. The higher shipping volume of mill reject pipe in the 2018 quarter was due primarily to a strategic effort to reduce the level of mill reject pipe inventory. At June 30, 2019, mill reject pipe inventory was at a desired level. Shipments of manufactured pipe for the quarters were comparable with approximately 10,000 tons in the 2018 quarter and 10,500 tons in the 2019 quarter. We expect continued margin pressure into the second quarter of fiscal 2020.

The Company’s tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2019 quarter, general, selling and administrative costs decreased $284,352 compared to the 2018 quarter. This decrease was related primarily to decreases in bonuses and commissions associated with the reduced earnings.

Income Taxes

Income taxes in the 2019 quarter decreased $1,088,121 from the amount recorded in the 2018 quarter. This decrease was related primarily to the decrease in earnings before taxes for the 2019 quarter compared to the 2018 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

We believe that the Company remained in a strong, liquid position at June 30, 2019. The current ratios were 7.7 at June 30, 2019 and 6.0 at March 31, 2019. Working capital was $61,674,289 at June 30, 2019 and $62,091,305 at March 31, 2019.

During the quarter ended June 30, 2019, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash decreased primarily as a result of the purchase of property, plant and equipment and the payment of cash dividends. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

On December 12, 2018, the Company entered into a loan agreement for a $5,000,000 revolving line of credit facility (the “Credit Facility”) that expires December 12, 2019. Access to funds under the Credit Facility is subject to a borrowing base requirement. The borrowing base is calculated as 80% of eligible tubular segment accounts receivable plus 40% of eligible tubular segment inventory. The total amount contributed to the borrowing base by eligible inventory shall not exceed $3,000,000. At June 30, 2019, the borrowing base calculation would allow the Company access to approximately $4,900,000 under the Credit Facility. At June 30, 2019, the Company was in compliance with all financial covenants and had no borrowings outstanding under the Credit Facility.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, the Company may make certain statements that contain forward-looking information (as defined in the Private Securities Litigation Reform Act of 1996, as amended) and that involve risk and uncertainty. Such statements may include those risks disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report. These forward-looking statements may include, but are not limited to, future changes in the Company’s financial condition or results of operations, future production capacity, product quality and proposed expansion plans. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the Company’s Annual Report on Form 10-K and its other Quarterly Reports on Form 10-Q. Forward looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Although forward-looking statements reflect our current beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the demand for and prices of the Company’s products, changes in government policy regarding steel, changes in the demand for steel and steel products in general, the Company’s success in executing its internal operating plans, changes in and availability of raw materials, our ability to satisfy our take or pay obligations under certain supply agreements, unplanned shutdowns of our production facilities due to equipment failures or other issues, increased competition from alternative materials and risks concerning innovation, new technologies, products and increasing customer requirements. Accordingly, undue reliance should not be placed on our forward looking statements. We undertake no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except to the extent law requires.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended June 30, 2019. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2019 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended June 30, 2019

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

FRIEDMAN INDUSTRIES, INCORPORATED

Date: August 14, 2019	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)