Form 10-Q
period 2019-09-30
FRIEDMAN INDUSTRIES INC
filed 2019-11-14
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

(903) 758-3431

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 Par Value	FRD	NYSE American

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):   Yes  ☐    No   ☒

At November 14, 2019, the number of shares outstanding of the issuer’s only class of stock was 6,999,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30, 2019	March 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$19,371,200	$11,667,161
Accounts receivable, net of allowances for bad debts and cash discounts of $29,178 at September 30, 2019 and March 31, 2019	12,886,816	13,183,411
Inventories	36,092,963	49,062,086
Other	1,008,063	543,549
TOTAL CURRENT ASSETS	69,359,042	74,456,207
PROPERTY, PLANT AND EQUIPMENT:
Land	1,452,799	1,452,799
Buildings and yard improvements	8,863,150	8,821,253
Machinery and equipment	38,930,853	38,176,497
Less accumulated depreciation	(37,154,964)	(36,540,591)
	12,091,838	11,909,958
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	172,188	235,817
Income taxes recoverable	304,527	—
TOTAL ASSETS	$81,927,595	$86,601,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,847,357	$11,577,664
Income taxes payable	—	159,694
Dividends payable	139,989	279,978
Contribution to retirement plan	150,750	50,250
Employee compensation and related expenses	371,410	297,316
TOTAL CURRENT LIABILITIES	9,509,506	12,364,902
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	94,438	210,257
DEFERRED INCOME TAX LIABILITY	1,426,277	1,545,246
OTHER NON-CURRENT LIABILITIES	18,658	—
TOTAL LIABILITIES	11,048,879	14,120,405
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 8,225,160 shares and 8,205,160 shares at September 30 and March 31, 2019, respectively	8,225,160	8,205,160
Additional paid-in capital	29,468,944	29,322,472
Treasury stock at cost (1,225,716 shares at September 30 and March 31, 2019)	(5,525,964)	(5,525,964)
Retained earnings	38,710,576	40,479,909
TOTAL STOCKHOLDERS’ EQUITY	70,878,716	72,481,577
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$81,927,595	$86,601,982

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Net sales	$39,995,580	$53,432,029	$80,970,900	$101,625,347
Costs and expenses
Costs of goods sold	40,778,230	49,487,488	80,282,226	91,488,328
General, selling and administrative costs	1,253,849	1,289,438	2,462,237	2,782,178
Interest expense	—	15,753	—	15,753
	42,032,079	50,792,679	82,744,463	94,286,259
Interest and other income	(4,370)	(6,275)	(10,705)	(69,050)
Earnings (loss) before income taxes	(2,032,129)	2,645,625	(1,762,858)	7,408,138
Provision for (benefit from) income taxes:
Current	(385,062)	748,719	(294,524)	1,815,175
Deferred	(102,930)	(104,010)	(118,969)	(7,846)
	(487,992)	644,709	(413,493)	1,807,329
Net earnings (loss)	$(1,544,137)	$2,000,916	$(1,349,365)	$5,600,809
Weighted average number of common shares outstanding:
Basic	6,999,444	7,009,444	6,999,444	7,009,444
Diluted	6,999,444	7,009,444	6,999,444	7,009,444
Net earnings (loss) per share:
Basic	$(0.22)	$0.29	$(0.19)	$0.80
Diluted	$(0.22)	$0.29	$(0.19)	$0.80
Cash dividends declared per common share	$0.02	$0.06	$0.06	$0.09

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net earnings (loss)	$(1,349,365)	$5,600,809
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation	614,373	715,192
Deferred taxes	(118,969)	(7,846)
Compensation expense for restricted stock	166,472	144,480
Change in postretirement benefits	5,477	14,861
Lower of cost or net realizable value inventory adjustment	955,605	—
Decrease (increase) in operating assets:
Accounts receivable, net	296,595	7,629
Inventories	12,013,518	(9,317,746)
Income taxes recoverable	(304,527)	—
Other assets, current and non-current	(513,442)	(635,701)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(2,730,307)	2,574,885
Income taxes payable	(159,694)	913,139
Contribution to retirement plan	100,500	90,000
Employee compensation and related expenses	74,094	87,529
Other non-current liabilities	18,658	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,068,988	187,231
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(796,253)	(205,652)
Increase in cash surrender value of officers’ life insurance	(8,740)	(12,550)
NET CASH USED IN INVESTING ACTIVITIES	(804,993)	(218,202)
FINANCING ACTIVITIES
Cash dividends paid	(559,956)	(350,472)
NET CASH USED IN FINANCING ACTIVITIES	(559,956)	(350,472)
INCREASE (DECREASE) IN CASH	7,704,039	(381,443)
Cash at beginning of period	11,667,161	4,052,582
CASH AT END OF PERIOD	$19,371,200	$3,671,139

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED

NOTE A	— BASIS OF PRESENTATION

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

The Company adopted ASC 842 on April 1, 2019 using the optional transition method under which the new standard is applied only to the most current period presented and the cumulative effect of applying the new standard to existing lease agreements is recognized at the date of initial application. The adoption of ASC 842 resulted in the recording of right-of-use lease assets and lease liabilities of approximately $63,000. The Company implemented the appropriate changes to business processes and controls to support recognition and disclosure under the new standard, including the new qualitative and quantitative disclosures. The Company also elected the package of transition practical expedients related to lease identification, lease classification, and initial direct costs. In addition, the Company made the following accounting policy elections: (1) the Company will not separate lease and non-lease components by class of underlying asset and (2) the Company will apply the short-term lease exemption by class of underlying asset. The adoption of this standard did not have an impact on the Company’s consolidated statement of operations or cash flows and did not result in a cumulative adjustment to retained earnings. See Note E – Leases for additional information.

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

Inventories consist of prime coil, non-standard coil and tubular materials. Prime coil inventory consists primarily of raw materials, non-standard coil inventory consists primarily of raw materials and tubular inventory consists of both raw materials and finished goods. Cost for prime coil inventory is determined using the average cost method. Cost for non-standard coil inventory is determined using the specific identification method. Cost for tubular inventory is determined using the average cost method. All inventories are valued at the lower of cost or net realizable value. At September 30, 2019, tubular finished goods inventory was written down $955,605 to lower the carrying value to net realizable value.

A summary of inventory values by product group follows:

	September 30, 2019	March 31, 2019
Prime Coil Inventory	$17,206,839	$26,240,439
Non-Standard Coil Inventory	2,603,190	2,078,008
Tubular Raw Material	4,380,136	4,418,750
Tubular Finished Goods	11,902,798	16,324,889
	$36,092,963	$49,062,086

Tubular raw material inventory consists of hot-rolled steel coils that the Company will manufacture into pipe. Tubular finished goods inventory consists of pipe the Company has manufactured and new mill reject pipe that the Company purchases from U.S. Steel Tubular Products, Inc.

NOTE D	— DEBT

On December 12, 2018, the Company entered into a loan agreement for a $5,000,000 revolving line of credit facility (the “Credit Facility”) with Citizens National Bank, which changed its name to VeraBank on January 14, 2019 (the “Bank”). The Credit Facility expires on December 12, 2019 and is collateralized by the Company’s tubular segment accounts receivable and inventory. Borrowings under the credit facility bear interest at the Bank’s prime rate minus 0.55% resulting in an applicable interest rate of 4.45% as of September 30, 2019. Interest payments on amounts advanced are due monthly and principal payments may be made at any time without penalty. All outstanding principal and accrued interest is due upon expiration of the Credit Facility. Access to funds under the Credit Facility is subject to a borrowing base requirement. The borrowing base is calculated as 80% of eligible tubular segment accounts receivable plus 40% of eligible tubular segment inventory. The total amount contributed to the borrowing base by eligible inventory shall not exceed $3,000,000. The Credit Facility contains financial covenants that require the Company to not permit: (1) total shareholders’ equity to be less than $50.0 million at any time, (2) total liabilities to exceed 50% of total shareholders’ equity at any time and (3) debt service coverage ratio, measured as of the end of each calendar quarter, to be less than 2.00 to 1.00. The debt service coverage ratio is calculated on a trailing twelve month period as the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to the sum of interest expense for such period, scheduled principal payments for such period on all indebtedness for money borrowed and capital leases, and the aggregate amount payable during such period under any operating leases. At September 30, 2019, the borrowing base calculation would allow the Company access to approximately $4,988,000 under the Credit Facility; however, the Company was in violation of the debt service coverage ratio covenant. The covenant violation constitutes an event of default which would prohibit the Company from accessing funds unless the Bank waives the covenant violation. The Company did not obtain a waiver of the violation from the Bank due to the Company having no borrowings during or subsequent to the September 30, 2019 quarter and no anticipated need for funds through the expiration date of the Credit Facility.

NOTE E	— LEASES

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”), to require lessees to recognize most leases on the balance sheet, while recognition on the statement of operations would be substantially unchanged. The new standard requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use (“ROU”) asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing and potential uncertainty of cash flows related to leases. Leases with a term of 12 months or less will be accounted for similar to prior guidance for operating leases. In July 2018, the FASB issued Accounting Standards Update No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new standard. In July 2018, the FASB also issued Accounting Standards Update No. 2018-11, Leases (Topic 842): Targeted Improvements, to give entities another option for transition and to provide practical expedients to reduce the cost and complexity of implementing the new standard. ASU 2016-02 and all subsequently issued amendments, collectively "ASC 842," is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

The Company adopted ASC 842 on April 1, 2019 using the optional transition method under which the new standard is applied only to the most current period presented and the cumulative effect of applying the new standard to existing lease agreements is recognized at the date of initial application. Under this adoption method, reporting periods beginning after April 1, 2019 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASC 842 resulted in the recording of initial ROU asset and lease liabilities of approximately $63,000 at April 1, 2019. The Company also elected the package of transition practical expedients related to lease identification, lease classification, and initial direct costs. In addition, the Company made the following accounting policy elections: (1) the Company will not separate lease and non-lease components by class of underlying asset and (2) the Company will apply the short-term lease exemption by class of underlying asset. The adoption of this standard did not have an impact on the Company’s consolidated statement of operations or cash flows and did not result in a cumulative adjustment to retained earnings.

The Company’s lease of its office space in Longview, Texas is the only operating lease included in the ROU asset and lease liability. The lease calls for monthly rent payments of $2,728 and expires on April 30, 2021. The Company’s other operating leases for items such as IT equipment and storage space are either short-term in nature or immaterial. The Company did not have any finance leases as of September 30, 2019.

The components of lease expense were as follows for the three months and six months ended September 30, 2019:

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Operating lease expense	$8,184	$16,368

Rental expense for operating leases classified under the previous accounting standard, Accounting Standards Codification Topic 840, for the three and six months ended September 30, 2018 was $8,184 and $16,368, respectively.

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of September 30, 2019:

	September 30, 2019	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$48,928	Other assets
Total operating lease right-of-use asset	$48,928
Liabilities
Operating lease liability, current	$30,270	Accrued expenses
Operating lease liability, non-current	18,658	Other non-current liabilities
Total operating lease liability	$48,928

Other supplemental operating lease information consists of the following:

Weighted average remaining lease life (years)	1.6
Weighted average discount rate	7%

Maturities of operating lease liabilities as of September 30, 2019 were as follows:

Fiscal 2020 (remainder of fiscal year)	$16,368
Fiscal 2021	32,736
Fiscal 2022	2,728
Fiscal 2023	—
Fiscal 2024	—
Total undiscounted lease payments	$51,832
Less: imputed interest	(2,904)
Present value of lease liability	$48,928

NOTE F	— STOCK BASED COMPENSATION

The Company maintains the Friedman Industries, Incorporated 2016 Restricted Stock Plan (the “Plan”). The Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) and continues indefinitely until terminated by the Board or until all shares allowed by the Plan have been awarded and earned. The aggregate number of shares of the Company’s Common Stock eligible for award under the Plan is 500,000 shares. Subject to the terms and provisions of the Plan, the Committee may, from time to time, select the employees, directors or consultants to whom awards will be granted and shall determine the amount and applicable restrictions of each award. Forfeitures are accounted for upon their occurrence.

The following table summarizes the activity related to restricted stock awards for the six months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at March 31, 2019	180,000	$7.03
Cancelled or forfeited	—	—
Granted	20,000	7.62
Vested	—	—
Unvested at September 30, 2019	200,000	$7.09

Of the 200,000 unvested shares at September 30, 2019, 160,000 shares have five year cliff vesting restrictions with vesting occurring on January 4, 2022, 20,000 shares have two year cliff vesting restrictions with vesting occurring on March 13, 2021 and 20,000 shares have five year cliff vesting restrictions with vesting occurring on April 1, 2024. Compensation expense is recognized over the requisite service period applicable to each award. The Company recorded compensation expense of $166,472 and $144,480 in six months ended September 30, 2019 and 2018, respectively, relating to the stock awards issued under the Plan.

NOTE G	— SEGMENT INFORMATION (in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net sales
Coil	$28,421	$34,828	$56,602	$65,957
Tubular	11,575	18,604	24,369	35,668
Total net sales	$39,996	$53,432	$80,971	$101,625
Operating profit (loss)
Coil	$324	$1,925	$668	$5,103
Tubular	(1,746)	1,376	(1,201)	3,698
Total operating profit (loss)	(1,422)	3,301	(533)	8,801
Corporate expenses	614	661	1,241	1,462
Interest & other income	(4)	(6)	(11)	(69)
Total earnings (loss) before taxes	$(2,032)	$2,646	$(1,763)	$7,408

	September 30, 2019	March 31, 2019
Segment assets
Coil	$34,633	$43,104
Tubular	27,371	31,520
	62,004	74,624
Corporate assets	19,924	11,978
	$81,928	$86,602

Corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate executive and accounting salaries, professional fees and services, bad debts, retirement plan contribution expense, corporate insurance expenses and office supplies. Corporate assets consist primarily of cash, the cash value of officers’ life insurance and income taxes recoverable.

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

The Company has two reportable segments: Coil and Tubular. Coil primarily generates revenue from temper passing and cutting to length hot-rolled steel coils. Coil segment revenue consists of three main product types: Prime Coil, Non-Standard Coil and Customer Owned Coil. Tubular primarily generates revenue from the manufacture, distribution and processing of steel pipe. Tubular segment revenue consists of three main product or service types: Manufactured Pipe, Mill Reject Pipe and Pipe Finishing Services. The following table disaggregates our revenue by product for each of our reportable business segments for the three and six month periods ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Coil Segment:
Prime Coil	24,936,635	29,575,814	49,165,088	54,351,845
Non-standard Coil	3,271,453	4,894,421	7,043,968	11,004,879
Customer Owned Coil	212,521	358,209	393,021	600,920
	28,420,609	34,828,444	56,602,077	65,957,644
Tubular Segment:
Manufactured Pipe	9,744,189	14,214,209	20,476,676	25,169,596
Mill Reject Pipe	1,830,782	4,306,980	3,892,147	9,727,841
Pipe Finishing Services	-	82,396	-	770,266
	11,574,971	18,603,585	24,368,823	35,667,703

NOTE I	— STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for each quarterly period within the six months ended September 30, 2019 and September 30, 2018:

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings
BALANCE AT MARCH 31, 2019	$8,205,160	$29,322,472	$(5,525,964)	$40,479,909
Net earnings	—	—	—	194,772
Issuance of restricted stock	20,000	—	—	—
Paid in capital – restricted stock awards	—	63,236	—	—
Cash dividends ($0.04 per share)	—	—	—	(279,978)
BALANCE AT JUNE 30, 2019	$8,225,160	$29,385,708	$(5,525,964)	$40,394,703
Net loss	—	—	—	(1,544,137)
Paid in capital – restricted stock awards	—	83,236	—	—
Cash dividends ($0.02 per share)	—	—	—	(139,990)
BALANCE AT SEPTEMBER 30, 2019	$8,225,160	$29,468,944	$(5,525,964)	$38,710,576

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings
BALANCE AT MARCH 31, 2018	$8,185,160	$29,154,874	$(5,475,964)	$36,711,380
Net earnings	—	—	—	3,599,893
Paid in capital – restricted stock awards	—	72,240	—	—
Cash dividends ($0.03 per share)	—	—	—	(210,283)
BALANCE AT JUNE 30, 2018	$8,185,160	$29,227,114	$(5,475,964)	$40,100,990
Net earnings	—	—	—	2,000,916
Paid in capital – restricted stock awards	—	72,240	—	—
Cash dividends ($0.06 per share)	—	—	—	(420,567)
BALANCE AT SEPTEMBER 30, 2018	$8,185,160	$29,299,354	$(5,475,964)	$41,681,339

NOTE J	— SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $245,000 and $721,000 in the six months ended September 30, 2019 and 2018, respectively. The Company paid no interest in the six months ended September 30, 2019. The Company paid interest of $15,753 in the six months ended September 30, 2018. In the six months ended September 30, 2019, there were noncash transactions totaling approximately $121,000 for the transfer of ownership of life insurance policies from the Company to officers upon their retirement.

NOTE K	— INCOME TAXES

For the six months ended September 30, 2019, the Company recorded an income tax benefit of $413,493, or 23.5% of pre-tax loss, compared to an income tax provision of $1,807,329, or 24.4% of pre-tax income, for the six months ended September 30, 2018. For both six month periods, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses or benefits in the calculation.

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

The tubular product segment consists of the Company’s Texas Tubular Products division (“TTP”) located in Lone Star, Texas. TTP operates two electric resistance welded pipe mills with a combined outside diameter (“OD”) size range of 2 3/8” OD to 8 5/8” OD. Both pipe mills are American Petroleum Institute (“API”) licensed to manufacture line pipe and oil country pipe and also manufacture pipe for structural purposes that meets other recognized industry standards. TTP has an API licensed pipe finishing facility that threads and couples oil country tubular goods and performs other services that are customary in the pipe finishing process. TTP’s inventory consists of raw materials and finished goods. Raw material inventory consists of hot-rolled steel coils that TTP will manufacture into pipe. Finished goods inventory consists of pipe TTP has manufactured and new mill reject pipe that TTP purchases from U.S. Steel Tubular Products, Inc.

Results of Operations

Six Months Ended September 30, 2019 Compared to Six Months Ended September 30, 2018

During the six months ended September 30, 2019, sales, costs of goods sold and gross profit decreased $20,654,447, $11,206,102 and $9,448,345, respectively, from the comparable amounts recorded during the six months ended September 30, 2018. The decrease in sales was related to both a decline in tons sold and a decrease in the average per ton selling price. Tons sold decreased approximately 10% from approximately 124,000 tons in the 2018 period to approximately 112,000 tons in the 2019 period. Discussion of the change in sales is expanded upon at the segment level in the following paragraphs. Gross profit as a percentage of sales decreased from approximately 10.0% in the 2018 period to approximately 1.0% in the 2019 period.

Our operating results are significantly impacted by the market price of hot-rolled steel coil. Results for the 2019 period were negatively impacted by a declining steel price while the 2018 period was positively impacted by an increasing steel price. In March 2018, the Administration of the U.S. government announced trade actions under Section 232 of the Trade Expansion Act related to imports of steel and aluminum products. In November 2017, steel prices began to rise on speculation of potential trade actions. The rising prices gained momentum in January 2018 when the Commerce Department’s recommendations were provided to the Administration. From January 2018, steel prices continued to rise approximately 40% until reaching a peak in July 2018. Prices held near a 10 year high until September 2018 when prices started to decline and continued that downward trend through September 2019, dropping approximately 42%. In the 2018 period, the six months immediately following the enactment of the Section 232 trade actions, our operations benefitted from strong margins primarily related to pricing power due to strong customer demand and the benefits of a cheaper inventory stock in a period of increasing prices. In the 2019 period, margins were challenged by the continued decline in steel prices and softer demand.

Coil Segment

Coil product segment sales for the 2019 period totaled $56,602,077 compared to $65,957,644 for the 2018 period, representing a sales decrease of $9,355,567 or approximately 14%. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from processing of customer owned material and sales generated from coil segment inventory. Sales generated from processing of customer owned material totaled $393,021 for the 2019 period compared to $600,920 for the 2018 period. Sales generated from coil segment inventory totaled $56,209,056 for the 2019 period compared to $65,356,724 for the 2018 period. The decrease in coil segment sales was driven by a decrease in the average selling price per ton of material from inventory. The average per ton selling price related to these shipments decreased from approximately $883 per ton in the 2018 period to approximately $695 per ton in the 2019 period. The average selling price decline was partially offset by an increase in the volume of shipments. Inventory tons sold increased from approximately 74,000 tons in the 2018 period to approximately 81,000 tons in the 2019 period. Coil segment operations recorded operating profits of approximately $668,000 and $5,103,000 in the 2019 and 2018 periods, respectively.

Margins for the 2019 period were negatively impacted by continued decline in hot-rolled steel prices and the effect of inventory with higher average costs flowing through cost of goods sold. Margins for the 2018 period were positively impacted by increasing hot-rolled steel prices and the effect of inventory with lower average costs flowing through cost of goods sold. While sales volume for the 2019 period increased compared to the 2018 period, we believe the underlying demand was more challenging in the 2019 period compared to the 2018 period. Sales volume improved due primarily to the number of customers sold increasing from 127 in the 2018 period to 148 in the 2019 period.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2019 period totaled $24,368,823 compared to $35,667,703 for the 2018 period, representing a sales decrease of $11,298,880 or approximately 32%. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from the finishing of customer owned pipe and sales generated from tubular segment inventory. The Company did not generate any sales from the finishing of customer owned pipe during the 2019 period but generated sales of $770,266 for the 2018 period related to these services. Sales generated from tubular segment inventory totaled $24,368,823 for the 2019 period compared to $34,897,437 for the 2018 period. Tons sold decreased from approximately 50,000 tons in the 2018 period to approximately 31,000 tons in the 2019 period. The average per ton selling price related to these shipments increased from approximately $697 per ton in the 2018 period to approximately $787 per ton in the 2019 period. Tubular segment operations recorded an operating loss of approximately $1,201,000 in the 2019 period and an operating profit of approximately $3,698,000 in the 2018 period.

Operating results for the 2019 period were negatively impacted by an inventory write down of $955,605 at September 30, 2019 related to certain items of the segment’s manufactured pipe inventory. The inventory write down was due primarily to the persistent decline of hot-rolled steel prices and soft demand resulting in slower inventory turnover. Throughout the 2019 period, the segment experienced compressed margins associated with the declining steel prices and softness in the U.S. energy industry. In contrast, the 2018 period was positively impacted by strong margins associated with increasing steel prices and a stronger U.S. energy market. The average selling price for the tubular segment increased in the 2019 period due to a shift in the segment’s sales mix between mill reject pipe and the Company’s manufactured pipe. The average selling price associated with the Company’s manufactured pipe is much greater than the average selling price associated with mill reject pipe. Shipments of mill reject pipe decreased from approximately 27,500 tons in the 2018 period to approximately 10,000 tons in the 2019 period. The higher shipping volume of mill reject pipe in the 2018 period was due primarily to a strategic effort to reduce the level of mill reject pipe inventory. At September 30, 2019, mill reject pipe inventory was at a desired level. Shipments of manufactured pipe for the periods were comparable with approximately 21,000 tons in the 2019 period and 22,500 tons in the 2018 period.

The Company’s tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2019 period, general, selling and administrative costs decreased $319,941 compared to the 2018 period. This decrease was related primarily to decreases in bonuses associated with the decreased earnings.

Income Taxes

Income taxes in the 2019 period decreased $2,220,822 from the amount recorded in the 2018 period. This decrease was related primarily to the decrease in earnings before taxes for the 2019 period compared to the 2018 period.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

During the three months ended September 30, 2019 (the “2019 quarter”), sales, costs of goods sold and gross profit decreased $13,436,449, $8,709,258 and $4,727,191, respectively, compared to the amounts recorded during the three months ended September 30, 2018 (the “2018 quarter”). The decrease in sales was related to both a decline in tons sold and a decrease in the average per ton selling price. Tons sold decreased approximately 8% from approximately 63,500 tons in the 2018 quarter to approximately 58,500 tons in the 2019 quarter. Discussion of the change in sales is expanded upon at the segment level in the following paragraphs. Gross margin as a percentage of sales decreased from a profit margin of approximately 7.4% in the 2018 quarter to a loss margin of approximately 2.0% in the 2019 quarter.

Coil Segment

Coil product segment sales for the 2019 quarter totaled $28,420,609 compared to $34,828,444 for the 2018 quarter, representing a sales decrease of $6,407,835 or approximately 18%. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from processing of customer owned material and sales generated from coil segment inventory. Sales generated from processing of customer owned material totaled $212,521 for the 2019 quarter compared to $358,209 for the 2018 quarter. Sales generated from coil segment inventory totaled $28,208,088 for the 2019 quarter compared to $34,470,235 for the 2018 quarter. Inventory tons sold increased from approximately 38,000 tons in the 2018 quarter to approximately 43,000 tons in the 2019 quarter. The average per ton selling price related to these shipments decreased from approximately $912 per ton in the 2018 quarter to approximately $653 per ton in the 2019 quarter. Coil segment operations recorded operating profits of approximately $324,000 and $1,925,000 for the 2019 and 2018 quarters, respectively.

Margins for the 2019 quarter were negatively impacted by continued decline in hot-rolled steel prices and the effect of inventory with higher average costs flowing through cost of goods sold. Margins for the 2018 quarter were positively impacted by increasing hot-rolled steel prices and the effect of inventory with lower average costs flowing through cost of goods sold. While sales volume for the 2019 quarter increased compared to the 2018 quarter, we believe the underlying demand was more challenging in the 2019 quarter compared to the 2018 quarter. Sales volume improved due primarily to the number of customers sold increasing from 100 in the 2018 quarter to 120 in the 2019 quarter.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2019 quarter totaled $11,574,971 compared to $18,603,585 for the 2018 quarter, representing a sales decrease of $7,028,614 or approximately 38%. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from the finishing of customer owned pipe and sales generated from tubular segment inventory. The Company did not generate any sales from the finishing of customer owned pipe during the 2019 quarter but generated sales of $82,396 for the 2018 quarter related to these services. Sales generated from tubular segment inventory totaled $11,574,971 for the 2019 quarter compared to $18,521,189 for the 2018 quarter. Tons sold decreased from approximately 25,500 tons in the 2018 quarter to approximately 15,500 tons in the 2019 quarter. The average per ton selling price related to these shipments increased from approximately $722 per ton in the 2018 quarter to approximately $755 per ton in the 2019 quarter. Tubular segment operations recorded an operating loss of approximately $1,746,000 in the 2019 quarter and an operating profit of approximately $1,376,000 in the 2018 quarter.

Operating results for the 2019 quarter were negatively impacted by an inventory write down of $955,605 at September 30, 2019 related to certain items of the segment’s manufactured pipe inventory. The inventory write down was due primarily to the persistent decline of hot-rolled steel prices and soft demand resulting in slower inventory turnover. Throughout the 2019 quarter, the segment experienced compressed margins associated with the declining steel prices and softness in the U.S. energy industry. In contrast, the 2018 quarter was positively impacted by strong margins associated with increasing steel prices and a stronger U.S. energy market. The average selling price for the tubular segment increased in the 2019 quarter due to a shift in the segment’s sales mix between mill reject pipe and the Company’s manufactured pipe. The average selling price associated with the Company’s manufactured pipe is much greater than the average selling price associated with mill reject pipe. Shipments of mill reject pipe decreased from approximately 13,000 tons in the 2018 quarter to approximately 5,000 tons in the 2019 quarter. The higher shipping volume of mill reject pipe in the 2018 quarter was due primarily to a strategic effort to reduce the level of mill reject pipe inventory. At September 30, 2019, mill reject pipe inventory was at a desired level. Shipments of manufactured pipe declined from approximately 12,500 tons in the 2018 quarter to approximately 10,500 tons in the 2019 quarter.

The Company’s tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Income Taxes

Income taxes in the 2019 quarter decreased $1,132,701 from the amount recorded in the 2018 quarter. This decrease was related primarily to the decrease in earnings before taxes for the 2019 quarter compared to the 2018 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

We believe that the Company remained in a strong, liquid position at September 30, 2019. The current ratio was 7.3 at September 30, 2019 and 6.0 at March 31, 2019. Working capital was $59,849,536 at September 30, 2019 and $62,091,305 at March 31, 2019.

At September 30, 2019, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash increased primarily as a result of a reduction in inventory levels partially offset by purchases of property, plant and equipment and the payment of cash dividends. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

On December 12, 2018, the Company entered into a loan agreement for a $5,000,000 revolving line of credit facility (the “Credit Facility”) that expires December 12, 2019. Access to funds under the Credit Facility is subject to a borrowing base requirement. The borrowing base is calculated as 80% of eligible tubular segment accounts receivable plus 40% of eligible tubular segment inventory. The total amount contributed to the borrowing base by eligible inventory shall not exceed $3,000,000. At September 30, 2019, the borrowing base calculation would allow the Company access to approximately $4,988,000 under the Credit Facility; however, the Company was in violation of the debt service coverage ratio covenant. The covenant violation constitutes an event of default which would prohibit the Company from accessing funds unless the Bank waives the covenant violation. The Company did not obtain a waiver of the violation from the Bank due to the Company having no borrowings during or subsequent to the September 30, 2019 quarter and no anticipated need for funds through the expiration date of the Credit Facility.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 24 months.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Significant estimates that are subject to the Company’s assumptions include the determination of useful lives for fixed assets, determination of the allowance for doubtful accounts and the determination of net realizable value relative to inventory. The determination of useful lives for depreciation of fixed assets requires the Company to make assumptions regarding the future productivity of the Company’s fixed assets. The allowance for doubtful accounts requires the Company to draw conclusions on the future collectability of the Company’s accounts receivable. The determination of net realizable value when reviewing inventory value requires the Company to makes assumptions concerning sales trends, customer demand and steel industry market conditions. Actual results could differ from these estimates.

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

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended September 30, 2019. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2019 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended September 30, 2019

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

Date: November 14, 2019
	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer –
Secretary and Treasurer (Principal Financial Officer)