Form 10-Q
period 2019-12-31
FRIEDMAN INDUSTRIES INC
filed 2020-02-14
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At February 14, 2020, the number of shares outstanding of the issuer’s only class of stock was 6,999,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	December 31, 2019	March 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$22,333,323	$11,667,161
Accounts receivable, net of allowances for bad debts and cash discounts of $68,415 at December 31, 2019 and $29,178 at March 31, 2019	9,845,626	13,183,411
Inventories	35,543,889	49,062,086
Other	1,568,674	543,549
TOTAL CURRENT ASSETS	69,291,512	74,456,207
PROPERTY, PLANT AND EQUIPMENT:
Land	1,452,799	1,452,799
Buildings and yard improvements	8,879,692	8,821,253
Machinery and equipment	39,746,407	38,176,497
Construction in progress	2,114,123	—
Less accumulated depreciation	(37,464,557)	(36,540,591)
	14,728,464	11,909,958
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	169,187	235,817
Income taxes recoverable	40,639	—
TOTAL ASSETS	$84,229,802	$86,601,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,175,584	$11,577,664
Income taxes payable	—	159,694
Dividends payable	139,989	279,978
Contribution to retirement plan	200,000	50,250
Employee compensation and related expenses	254,699	297,316
Current portion of financing lease	100,244	—
TOTAL CURRENT LIABILITIES	12,870,516	12,364,902
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	97,176	210,257
DEFERRED INCOME TAX LIABILITY	916,787	1,545,246
OTHER NON-CURRENT LIABILITIES	404,367	—
TOTAL LIABILITIES	14,288,846	14,120,405
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1:
Authorized shares — 10,000,000
Issued shares — 8,225,160 shares and 8,205,160 shares at December 31 and March 31, 2019, respectively	8,225,160	8,205,160
Additional paid-in capital	29,552,180	29,322,472
Treasury stock at cost (1,225,716 shares at December 31 and March 31, 2019)	(5,525,964)	(5,525,964)
Retained earnings	37,689,580	40,479,909
TOTAL STOCKHOLDERS’ EQUITY	69,940,956	72,481,577
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,229,802	$86,601,982

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Net sales	$28,150,817	$43,326,080	$109,121,717	$144,951,427
Costs and expenses
Costs of goods sold	28,097,884	41,395,596	108,380,110	132,883,924
General, selling and administrative costs	1,200,393	1,054,100	3,662,630	3,836,279
Interest expense	2,463	1,792	2,463	17,545
	29,300,740	42,451,488	112,045,203	136,737,748
Interest and other income	(4,370)	(6,275)	(15,075)	(75,325)
Earnings (loss) before income taxes	(1,145,553)	880,867	(2,908,411)	8,289,004
Provision for (benefit from) income taxes:
Current	244,940	282,365	(49,584)	2,097,540
Deferred	(509,490)	(66,271)	(628,459)	(74,118)
	(264,550)	216,094	(678,043)	2,023,422
Net earnings (loss)	$(881,003)	$664,773	$(2,230,368)	$6,265,582
Weighted average number of common shares outstanding:
Basic	6,999,444	7,009,444	6,999,444	7,009,444
Diluted	6,999,444	7,009,444	6,999,444	7,009,444
Net earnings (loss) per share:
Basic	$(0.13)	$0.09	$(0.32)	$0.89
Diluted	$(0.13)	$0.09	$(0.32)	$0.89
Cash dividends declared per common share	$0.02	$0.06	$0.08	$0.15

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended December 31
	2019	2018
OPERATING ACTIVITIES
Net earnings (loss)	$(2,230,368)	$6,265,582
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Depreciation	923,966	1,072,788
Deferred taxes	(628,459)	(74,118)
Compensation expense for restricted stock	249,708	216,720
Change in postretirement benefits	8,215	22,291
Lower of cost or net realizable value inventory adjustment	955,605	—
Decrease (increase) in operating assets:
Accounts receivable, net	3,337,785	250,715
Inventories	12,562,592	(14,085,601)
Income taxes recoverable	(40,639)	—
Other assets	(1,025,125)	(255,136)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	567,114	6,494,080
Income taxes payable	(159,694)	175,845
Contribution to retirement plan	149,750	155,000
Employee compensation and related expenses	(42,617)	(277,933)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	14,627,833	(39,767)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,223,856)	(647,682)
Change in cash surrender value of officers’ life insurance	(13,110)	(18,825)
NET CASH USED IN INVESTING ACTIVITIES	(3,236,966)	(666,507)
FINANCING ACTIVITIES
Cash dividends paid	(699,945)	(771,039)
Cash paid for principal portion of finance lease	(24,760)	—
NET CASH USED IN FINANCING ACTIVITIES	(724,705)	(771,039)
INCREASE (DECREASE) IN CASH	10,666,162	(1,477,313)
Cash at beginning of period	11,667,161	4,052,582
CASH AT END OF PERIOD	$22,333,323	$2,575,269

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

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires, among other things, the use of a new current expected credit loss ("CECL") model in order to determine the allowance for doubtful accounts with respect to accounts receivable. The CECL model requires estimation of lifetime expected credit loss with respect to receivables and recognition of allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. Subsequently, in November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (ASC 326), which clarifies that impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. ASU 2016-13 called for an effective date for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. In November 2019, the FASB issued Accounting Standards Update 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). ASU 2019-10 defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, private companies, not-for-profit organizations and employee benefit plans to annual periods beginning after December 15, 2022, including interim periods within those annual periods. The Company qualifies as a smaller reporting company and does not expect to early adopt ASU 2016-13. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies accounting for income taxes by revising or clarifying existing guidance in ASC 740, as well as removing certain exceptions within ASC 740. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

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

A summary of inventory values by product group follows:

	December 31, 2019	March 31, 2019
Prime Coil Inventory	$17,659,023	$26,240,439
Non-Standard Coil Inventory	2,139,267	2,078,008
Tubular Raw Material	2,823,269	4,418,750
Tubular Finished Goods	12,922,330	16,324,889
	$35,543,889	$49,062,086

Tubular raw material inventory consists of hot-rolled steel coils that the Company will manufacture into pipe. Tubular finished goods inventory consists of pipe the Company has manufactured and new mill reject pipe that the Company purchases from U.S. Steel Tubular Products, Inc.

NOTE D — DEBT

On December 12, 2019, the Company’s $5,000,000 revolving line of credit facility expired and was not renewed. The Company did not have any borrowings outstanding under the Credit Facility at expiration and did not advance any funds under the Credit Facility during the quarter ended December 31, 2019.

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

In October 2019, the Company received a new heavy-duty forklift under a 5-year finance lease arrangement with a financed amount of $518,616 and a monthly payment of $9,074.

The components of lease expense were as follows for the three months and nine months ended December 31, 2019:

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Finance lease – amortization of ROU asset	$8,644	$8,644
Finance lease – interest on lease liability	2,463	2,463
Operating lease expense	8,184	24,552
	$19,291	$35,659

Rental expense for operating leases classified under the previous accounting standard, Accounting Standards Codification Topic 840, for the three and nine months ended December 31, 2018 was $8,184 and $24,552, respectively.

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of December 31, 2019:

	December 31, 2019	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$41,557	Other assets
Finance lease right-of-use asset	$509,972	Property, plant & equipment, net
Total right-of-use assets	$551,529

Liabilities
Operating lease liability, current	$30,802	Accrued expenses
Finance lease liability, current	100,244	Current portion of finance lease
Operating lease liability, non-current	10,755	Other non-current liabilities
Finance lease liability, non-current	393,612	Other non-current liabilities
Total lease liabilities	$535,413

As of December 31, 2019, the weighted-average remaining lease term was 1.3 years for operating leases and 4.8 years for finance leases. The weighted average discount rate was 7% for operating leases and 1.9% for finance leases.

Maturities of lease liabilities as of December 31, 2019 were as follows:

	Operating Leases	Finance Leases
Fiscal 2020 (remainder of fiscal year)	$8,184	$27,222
Fiscal 2021	32,736	108,888
Fiscal 2022	2,728	108,888
Fiscal 2023	—	108,888
Fiscal 2024	—	108,888
Fiscal 2025	—	54,444
Total undiscounted lease payments	$43,648	$517,218
Less: imputed interest	(2,091)	(23,362)
Present value of lease liabilities	$41,557	$493,856

NOTE F – PROPERTY, PLANT AND EQUIPMENT

The Company commenced two capital expenditure projects during the three months ended December 31, 2019.

The first project is a building expansion at the Company’s coil processing facility in Hickman, Arkansas. The project will add an additional 22,000 square feet of storage space to the facility. This project is estimated to be complete by April 2020 with an estimated cost of $1,100,000.

The second project involves the installation of a stretcher leveler coil processing line at the Company’s coil processing facility in Decatur, Alabama. This equipment will replace the existing processing equipment that is currently present at the Decatur plant and will expand both the size range and grade of material that Decatur is able to process. The equipment is being constructed, fabricated and installed by Delta Steel Technologies. The Company currently expects installation of the new equipment to begin in October 2020 and expects commercial use to begin in February 2021. The Company currently estimates the cost of this project to be $5,800,000.

As of December 31, 2019, expenditures related to these projects totaled $2,114,123 with this amount reported as Construction in Progress on the Company’s Condensed Consolidated Balance Sheet.

NOTE G — STOCK BASED COMPENSATION

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

The following table summarizes the activity related to restricted stock awards for the nine months ended December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at March 31, 2019	180,000	$7.03
Cancelled or forfeited	—	—
Granted	20,000	7.62
Vested	—	—
Unvested at December 31, 2019	200,000	$7.09

Of the 200,000 unvested shares at December 31, 2019, 160,000 shares have five year cliff vesting restrictions with vesting occurring on January 4, 2022, 20,000 shares have two year cliff vesting restrictions with vesting occurring on March 13, 2021 and 20,000 shares have five year cliff vesting restrictions with vesting occurring on April 1, 2024. Compensation expense is recognized over the requisite service period applicable to each award. The Company recorded compensation expense of $249,708 and $216,720 in nine months ended December 31, 2019 and 2018, respectively, relating to the stock awards issued under the Plan.

NOTE H — SEGMENT INFORMATION (in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net sales
Coil	$21,001	$28,731	$77,604	$94,688
Tubular	7,150	14,595	31,518	50,263
Total net sales	$28,151	$43,326	$109,122	$144,951

Operating profit (loss)
Coil	$(93)	$744	$575	$5,847
Tubular	(468)	650	(1,670)	4,348
Total operating profit (loss)	(561)	1,394	(1,095)	10,195
Corporate expenses	587	517	1,826	1,963
Interest expense	2	2	2	18
Interest & other income	(4)	(6)	(15)	(75)
Total earnings (loss) before taxes	$(1,146)	$881	$(2,908)	$8,289

	December 31, 2019	March 31, 2019
Segment assets
Coil	$35,272	$43,104
Tubular	26,354	31,520
	61,626	74,624
Corporate assets	22,604	11,978
	$84,230	$86,602

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

NOTE I — REVENUE

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

The Company has two reportable segments: Coil and Tubular. Coil primarily generates revenue from temper passing and cutting to length hot-rolled steel coils. Coil segment revenue consists of three main product types: Prime Coil, Non-Standard Coil and Customer Owned Coil. Tubular primarily generates revenue from the manufacture, distribution and processing of steel pipe. Tubular segment revenue consists of three main product or service types: Manufactured Pipe, Mill Reject Pipe and Pipe Finishing Services. The following table disaggregates our revenue by product for each of our reportable business segments for the three and nine month periods ended December 31, 2019 and 2018, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Coil Segment:
Prime Coil	18,662,211	25,074,965	67,827,299	79,426,810
Non-standard Coil	2,153,277	3,350,738	9,197,245	14,355,617
Customer Owned Coil	185,870	305,289	578,891	906,209
	21,001,358	28,730,992	77,603,435	94,688,636
Tubular Segment:
Manufactured Pipe	5,748,647	10,767,166	26,225,323	35,936,762
Mill Reject Pipe	1,400,812	3,761,188	5,292,959	13,489,029
Pipe Finishing Services	-	66,734	-	837,000
	7,149,459	14,595,088	31,518,282	50,262,791

NOTE J — STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for each quarterly period within the nine months ended December 31, 2019 and December 31, 2018:

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings
BALANCE AT MARCH 31, 2019	$8,205,160	$29,322,472	$(5,525,964)	$40,479,909
Net earnings	—	—	—	194,772
Issuance of restricted stock	20,000	—	—	—
Paid in capital – restricted stock awards	—	63,236	—	—
Cash dividends ($0.04 per share)	—	—	—	(279,978)
BALANCE AT JUNE 30, 2019	$8,225,160	$29,385,708	$(5,525,964)	$40,394,703
Net loss	—	—	—	(1,544,137)
Paid in capital – restricted stock awards	—	83,236	—	—
Cash dividends ($0.02 per share)	—	—	—	(139,990)
BALANCE AT SEPTEMBER 30, 2019	$8,225,160	$29,468,944	$(5,525,964)	$38,710,576
Net loss	—	—	—	(881,003)
Paid in capital – restricted stock awards	—	83,236	—	—
Cash dividends ($0.02 per share)	—	—	—	(139,993)
BALANCE AT DECEMBER 31, 2019	$8,225,160	$29,552,180	$(5,525,964)	$37,689,580

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings
BALANCE AT MARCH 31, 2018	$8,185,160	$29,154,874	$(5,475,964)	$36,711,380
Net earnings	—	—	—	3,599,893
Paid in capital – restricted stock awards	—	72,240	—	—
Cash dividends ($0.03 per share)	—	—	—	(210,283)
BALANCE AT JUNE 30, 2018	$8,185,160	$29,227,114	$(5,475,964)	$40,100,990
Net earnings	—	—	—	2,000,916
Paid in capital – restricted stock awards	—	72,240	—	—
Cash dividends ($0.06 per share)	—	—	—	(420,567)
BALANCE AT SEPTEMBER 30, 2018	$8,185,160	$29,299,354	$(5,475,964)	$41,681,339
Net earnings	—	—	—	664,773
Paid in capital – restricted stock awards	—	72,240	—	—
Cash dividends ($0.06 per share)	—	—	—	(420,567)
BALANCE AT DECEMBER 31, 2018	$8,185,160	$29,371,594	$(5,475,964)	$41,925,545

NOTE K — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of approximately $259,000 and $1,846,000 in the nine months ended December 31, 2019 and 2018, respectively. The Company paid interest of $2,463 and $17,545 in the nine months ended December 31, 2019 and 2018, respectively. In the nine months ended December 31, 2019, there were noncash transactions totaling approximately $121,000 for the transfer of ownership of life insurance policies from the Company to officers upon their retirement. During the nine months ended December 31, 2019, non-cash investing activities consisted of the initial recognition of a finance lease right of use asset in the amount of $518,616.

NOTE L — INCOME TAXES

For the nine months ended December 31, 2019, the Company recorded an income tax benefit of $678,043, or 23.3% of pre-tax loss, compared to an income tax provision of $2,023,422, or 24.4% of pre-tax income, for the nine months ended December 31, 2018. For both nine month periods, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses or benefits in the calculation.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Friedman Industries, Incorporated is a manufacturer and processor of steel products and operates in two reportable segments: coil products and tubular products.

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

Results of Operations

Nine Months Ended December 31, 2019 Compared to Nine Months Ended December 31, 2018

During the nine months ended December 31, 2019 (the “2019 period”), sales, costs of goods sold and gross profit decreased $35,829,710, $24,503,814 and $11,325,896, respectively, from the comparable amounts recorded during the nine months ended December 31, 2018 (the “2018 period”). The decrease in sales was related to both a decrease in tons sold and a decrease in the average per ton selling price. Tons sold decreased approximately 10% from approximately 175,500 tons in the 2018 period to approximately 157,500 tons in the 2019 period. Discussion of the sales decline is expanded upon at the segment level in the following paragraphs. Gross profit as a percentage of sales decreased from approximately 8.3% in the 2018 period to approximately 0.7% in the 2019 period.

Our operating results are significantly impacted by the market price of hot-rolled steel coil. The Company experienced significant volatility in steel price during both the 2019 period and the 2018 period. In March 2018, the Administration of the U.S. government announced trade actions under Section 232 of the Trade Expansion Act related to imports of steel and aluminum products. In November 2017, steel prices began to rise on speculation of potential trade actions. The rising prices gained momentum in January 2018 when the Commerce Department’s recommendations were provided to the Administration. From January 2018, steel prices continued to rise approximately 40% until reaching a peak in July 2018. Prices held near a 10 year high until September 2018 when prices started to decline and continued that downward trend through October 2019, dropping approximately 50%. The steel price volatility translated into volatility in the Company’s operating results for the 2019 and 2018 periods. Results for the 2019 period were negatively impacted by sustained margin compression associated with declines in steel price while the 2018 period was positively impacted by stronger margins associated with increases in steel price.

Coil Segment

Coil product segment sales for the 2019 period totaled $77,603,435 compared to $94,688,636 for the 2018 period, representing a sales decrease of $17,085,201 or approximately 18%. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from processing of customer owned material and sales generated from coil segment inventory. Sales generated from processing of customer owned material totaled $578,891 for the 2019 period compared to $906,209 for the 2018 period. Sales generated from coil segment inventory totaled $77,024,544 for the 2019 period compared to $93,782,427 for the 2018 period. The decrease in coil segment sales was driven by a decrease in the average selling price per ton of material from inventory. The average per ton selling price related to these shipments decreased from approximately $890 per ton in the 2018 period to approximately $667 per ton in the 2019 period. The average selling price decline was partially offset by an increase in the volume of shipments. Inventory tons sold increased from approximately 105,500 tons in the 2018 period to approximately 115,500 tons in the 2019 period. Coil segment operations recorded operating profits of approximately $575,000 and $5,847,000 in the 2019 and 2018 periods, respectively.

Margins for the 2019 period were negatively impacted by declining hot-rolled steel prices and the effect of inventory with higher average costs flowing through cost of goods sold. Margins for the 2018 period were positively impacted by increasing hot-rolled steel prices and the effect of inventory with lower average costs flowing through cost of goods sold. Sales volume improved due primarily to the number of customers sold increasing from 144 in the 2018 period to 163 in the 2019 period.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2019 period totaled $31,518,282 compared to $50,262,791 for the 2018 period, representing a sales decrease of $18,744,509 or approximately 37%. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from the finishing of customer owned pipe and sales generated from tubular segment inventory. The Company did not generate any sales from the finishing of customer owned pipe during the 2019 period but generated sales of $837,000 for the 2018 period related to these services. Sales generated from tubular segment inventory totaled $31,518,282 for the 2019 period compared to $49,425,791 for the 2018 period. Tons sold decreased from approximately 70,000 tons in the 2018 period to approximately 42,000 tons in the 2019 period. The average per ton selling price related to these shipments increased from approximately $704 per ton in the 2018 period to approximately $750 per ton in the 2019 period. Tubular segment operations recorded an operating loss of approximately $1,670,000 in the 2019 period and an operating profit of approximately $4,348,000 in the 2018 period.

Operating results for the 2019 period were negatively impacted by compressed margins associated with declining hot-rolled steel prices and softness in the U.S. energy industry. In contrast, the 2018 period was positively impacted by strong margins associated with increasing steel prices and a stronger U.S. energy market. The average selling price for the tubular segment increased in the 2019 period due to a shift in the segment’s sales mix between mill reject pipe and the Company’s manufactured pipe. The average selling price associated with the Company’s manufactured pipe is more than the average selling price associated with mill reject pipe. Shipments of mill reject pipe decreased from approximately 38,000 tons in the 2018 period to approximately 13,500 tons in the 2019 period. The higher shipping volume of mill reject pipe in the 2018 period was due primarily to a strategic effort to reduce the level of mill reject pipe inventory. At December 31, 2019, mill reject pipe inventory was at a desired level. Shipments of manufactured pipe decreased from approximately 32,000 tons in the 2018 period to approximately 28,500 tons in the 2019 period.

The Company’s tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2019 period, general, selling and administrative costs decreased $173,649 compared to the 2018 period. This decrease was related primarily to decreases in bonuses and commissions associated with the decreased earnings.

Income Taxes

Income taxes in the 2019 period decreased $2,701,465 from the amount recorded in the 2018 period. This decrease was related primarily to the decrease in earnings before taxes for the 2019 period compared to the 2018 period.

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

During the three months ended December 31, 2019 (the “2019 quarter”), sales, costs of goods sold and gross profit decreased $15,175,263, $13,297,712 and $1,877,551, respectively, compared to the amounts recorded during the three months ended December 31, 2018 (the “2018 quarter”). The decrease in sales was related to both a decrease in tons sold and a decline in the average per ton selling price. Tons sold decreased approximately 12% from approximately 51,500 tons in the 2018 quarter to approximately 45,500 tons in the 2019 quarter. Discussion of the sales decline is expanded upon at the segment level in the following paragraphs. Gross profit as a percentage of sales decreased from approximately 4.5% in the 2018 quarter to approximately 0.2% in the 2019 quarter.

In the 2019 quarter, hot-rolled steel prices continued to decline until the end of October 2019 when domestic steel producers announced price increases and continued to increase prices throughout the remainder of the 2019 quarter. However, the Company continued to see downward sales price pressure and constrained margins throughout the 2019 quarter due to the time it takes for price changes to filter through the supply chain. In the 2018 quarter, hot-rolled steel prices started declining after a preceding period of approximately nine months where steel prices increased significantly. The 2018 quarter marked the start of a period of margin compression that would continue through the 2019 quarter.

Coil Segment

Coil product segment sales for the 2019 quarter totaled $21,001,358 compared to $28,730,992 for the 2018 quarter, representing a sales decrease of $7,729,634 or approximately 27%. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from processing of customer owned material and sales generated from coil segment inventory. Sales generated from processing of customer owned material totaled $185,870 for the 2019 quarter compared to $305,289 for the 2018 quarter. Sales generated from coil segment inventory totaled $20,815,488 for the 2019 quarter compared to $28,425,703 for the 2018 quarter. The decrease in coil segment sales was driven by a decrease in the average selling price per ton of material from inventory partially offset by an increase in the volume of these shipments. The average per ton selling price related to these shipments decreased from approximately $905 per ton in the 2018 quarter to approximately $600 per ton in the 2019 quarter. Inventory tons sold increased from approximately 31,500 tons in the 2018 quarter to approximately 34,500 tons in the 2019 quarter. Coil segment operations recorded an operating loss of approximately $93,000 in the 2019 quarter and an operating profit of approximately $744,000 in the 2018 quarter.

Operating results for the 2019 quarter were negatively impacted by the continued margin compression associated with the recent decline in hot-rolled steel prices. Operating results for the 2018 quarter were positively impacted by the lasting effect of a significant increase in hot-rolled steel prices leading up to the 2018 quarter. Sales volume improved due primarily to the number of customers sold increasing from 97 in the 2018 quarter to 114 in the 2019 quarter.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2019 quarter totaled $7,149,459 compared to $14,595,088 for the 2018 quarter, representing a sales decrease of $7,445,629 or approximately 51%. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from the finishing of customer owned pipe and sales generated from tubular segment inventory. The Company did not generate any sales from the finishing of customer owned pipe during the 2019 quarter but generated sales of $66,734 for the 2018 quarter related to these services. Sales generated from tubular segment inventory totaled $7,149,459 for the 2019 quarter compared to $14,528,354 for the 2018 quarter. The decrease in tubular segment sales was driven by a decrease in tons shipped from inventory and a decrease in the average selling price per ton for these shipments. Tons sold decreased from approximately 20,000 tons in the 2018 quarter to approximately 11,000 tons in the 2019 quarter. The average per ton selling price related to these shipments decreased from approximately $723 per ton in the 2018 quarter to approximately $646 per ton in the 2019 quarter. Tubular segment operations recorded an operating loss of approximately $468,000 in the 2019 quarter and an operating profit of approximately $650,000 in the 2018 quarter.

Operating results for the 2019 quarter were negatively impacted by compressed margins associated with the recent decline in hot-rolled steel prices and softness in the U.S. energy industry. In contrast, the 2018 quarter was positively impacted by stronger margins associated with the benefits of a significant increase in hot-rolled steel prices leading up to the 2018 quarter and a stronger U.S. energy industry. Shipments of mill reject pipe decreased from approximately 10,500 tons in the 2018 quarter to approximately 3,500 tons in the 2019 quarter. The higher shipping volume of mill reject pipe in the 2018 quarter was due primarily to a strategic effort to reduce the level of mill reject pipe inventory. At December 31, 2019, mill reject pipe inventory was at a desired level. Shipments of manufactured pipe declined from approximately 9,500 tons in the 2018 quarter to approximately 7,500 tons in the 2019 quarter due primarily to increased softness in the U.S. energy industry.

The Company’s tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2019 quarter, general, selling and administrative costs increased $146,293 compared to the 2018 quarter. This increase was related primarily to an increase in selling expenses primarily associated with the expansion of our sales force and an increase in corporate expenses primarily associated with the recognition of bad debt expense.

Income Taxes

Income taxes in the 2019 quarter decreased $480,644 from the amount recorded in the 2018 quarter. This decrease was related primarily to the decrease in earnings before taxes for the 2019 quarter compared to the 2018 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

We believe the Company remained in a strong, liquid position at December 31, 2019. The current ratio was 5.4 at December 31, 2019 and 6.0 at March 31, 2019. Working capital was $56,420,996 at December 31, 2019 and $62,091,305 at March 31, 2019.

At December 31, 2019, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash increased primarily as a result of reductions in accounts receivable and inventory partially offset by expenditures for property, plant and equipment and the payment of cash dividends. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

The Company commenced two capital expenditure projects during the December 31, 2019 quarter. The first project is a building expansion at the Company’s coil processing facility in Hickman, Arkansas. The project will add an additional 22,000 square feet of storage space to the facility. We expect that the additional space will facilitate efficiency and safety improvements and will provide necessary space for future growth. This project is estimated to be complete by April 2020 with an estimated cost of $1,100,000. The second project involves the installation of a stretcher leveler coil processing line at the Company’s coil processing facility in Decatur, Alabama. This equipment will replace the existing processing equipment that is currently present at the Decatur plant and will expand both the size range and grade of material that Decatur is able to process. In relation to the current processing capabilities of the coil segment overall, the new equipment will increase the segment’s ability to process coils from up to 72” wide to up to 96” wide and will also allow for processing of higher strength grades than the segment’s current equipment is capable. The equipment is being constructed, fabricated and installed by Delta Steel Technologies. The Company currently expects installation of the new equipment to begin in October 2020 and expects commercial use to begin in February 2021. The Company currently estimates the cost of this project to be $5,800,000. The expenditures related to both of these projects are reported as Construction in Progress on the Company’s Condensed Consolidated Balance Sheet.

On December 12, 2019, the Company’s $5,000,000 revolving line of credit facility (the “Credit Facility”) expired and was not renewed. The Company did not have any borrowings outstanding under the Credit Facility at expiration and did not advance any funds under the Credit Facility during the quarter ended December 31, 2019.

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

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended December 31, 2019. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended December 31, 2019 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended December 31, 2019

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

3.3	—	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Form S-8 filed on December 21, 2016).
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Schema Document
101.CAL	—	XBRL Calculation Linkbase Document
101.DEF	—	XBRL Definition Linkbase Document
101.LAB	—	XBRL Label Linkbase Document
101.PRE	—	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

Date: February 14, 2020
	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)