Form 10-Q
period 2020-06-30
FRIEDMAN INDUSTRIES INC
filed 2020-08-14
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

At August 14, 2020, the number of shares outstanding of the issuer’s only class of stock was 7,080,444 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	JUNE 30, 2020	MARCH 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$15,143,919	$17,057,751
Accounts receivable, net of allowances for bad debts and cash discounts of $82,417 at June 30 and March 31, 2020	10,470,089	11,705,344
Inventories	31,383,892	35,668,243
Other current assets	969,034	780,179
TOTAL CURRENT ASSETS	57,966,934	65,211,517
PROPERTY, PLANT AND EQUIPMENT:
Land	1,179,831	1,179,831
Buildings and yard improvements	9,180,304	9,008,869
Machinery and equipment	27,776,569	29,339,893
Construction in process	3,874,444	3,797,364
Less accumulated depreciation	(29,503,454)	(31,825,401)
	12,507,694	11,500,556
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	176,125	183,350
Income taxes recoverable	597,366	448,665
TOTAL ASSETS	$71,248,119	$77,344,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,230,609	$8,944,614
Dividends payable	141,609	139,989
Contribution to retirement plan	100,500	50,250
Employee compensation and related expenses	311,695	409,778
Current portion of financing lease	101,215	100,728
Current portion of Paycheck Protection Program loan	686,890	—
TOTAL CURRENT LIABILITIES	3,572,518	9,645,359
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	102,831	99,864
DEFERRED INCOME TAX LIABILITY	252,424	361,146
OTHER NON-CURRENT LIABILITIES	342,761	372,352
LONG TERM PORTION OF PAYCHECK PROTECTION PROGRAM LOAN	1,003,495	—
TOTAL LIABILITIES	5,274,029	10,478,721
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1: Authorized shares — 10,000,000 Issued shares — 8,306,160 shares and 8,295,160 shares at June 30 and March 31, 2020, respectively	8,306,160	8,295,160
Additional paid-in capital	29,665,230	29,565,416
Treasury stock at cost (1,225,716 shares at June 30 and March 31, 2020)	(5,525,964)	(5,525,964)
Retained earnings	33,528,664	34,530,755
TOTAL STOCKHOLDERS’ EQUITY	65,974,090	66,865,367
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,248,119	$77,344,088

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2020	2019
Net Sales	$23,524,600	$40,975,320
Costs and expenses
Costs of goods sold	23,267,846	39,503,996
General, selling and administrative costs	1,391,754	1,208,388
Interest expense	5,953	—
	24,665,553	40,712,384
EARNINGS (LOSS) FROM OPERATIONS	(1,140,953)	262,936
Interest and other income	(4,323)	(6,335)
EARNINGS (LOSS) BEFORE INCOME TAXES	(1,136,630)	269,271
Provision for (benefit from) income taxes:
Current	(169,046)	90,538
Deferred	(108,722)	(16,039)
	(277,768)	74,499
NET EARNINGS (LOSS)	$(858,862)	$194,772

Weighted average number of common shares outstanding:
Basic	7,080,444	6,999,444
Diluted	7,080,444	6,999,444
Net earnings (loss) per share:
Basic	$(0.12)	$0.03
Diluted	$(0.12)	$0.03
Cash dividends declared per common share	$0.02	$0.04

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2020	2019
OPERATING ACTIVITIES
Net earnings (loss)	$(858,862)	$194,772
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Depreciation	335,479	304,781
Deferred taxes	(108,722)	(16,039)
Compensation expense for restricted stock	110,813	83,236
Change in postretirement benefits	2,967	2,738
Lower of cost or net realizable value inventory adjustment	274,093	—
Decrease (increase) in operating assets:
Accounts receivable	1,235,255	(2,685,454)
Inventories	3,956,258	5,305,040
Federal income taxes recoverable	(148,701)	—
Other current assets	(103,899)	(12,322)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(6,706,560)	(3,215,889)
Income taxes payable	—	65,157
Contribution to retirement plan	50,250	50,250
Employee compensation and related expenses	(98,083)	(8,649)
Other Non-Current Liabilities	—	26,425
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,059,712)	94,046
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,373,573)	(672,410)
Increase in cash surrender value of officers’ life insurance	(4,323)	(4,370)
NET CASH USED IN INVESTING ACTIVITIES	(1,377,896)	(676,780)
FINANCING ACTIVITIES
Paycheck Protection Program loan proceeds	1,690,385	—
Cash dividends paid	(141,609)	(279,978)
Cash paid for principal portion of finance lease	(25,000)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,523,776	(279,978)
INCREASE (DECREASE) IN CASH	(1,913,832)	(862,712)
CASH AT BEGINNING OF PERIOD	17,057,751	11,667,161
CASH AT END OF PERIOD	$15,143,919	$10,804,449

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes of Friedman Industries, Incorporated (the “Company”) included in its annual report on Form 10-K for the year ended March 31, 2020.

NOTE B — NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

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

The Company adopted ASC 842 on April 1, 2019 using the optional transition method under which the new standard is applied only to the most current period presented and the cumulative effect of applying the new standard to existing lease agreements is recognized at the date of initial application. The adoption of ASC 842 resulted in the recording of initial right-of-use lease assets and lease liabilities of approximately $63,000. The Company elected the package of transition practical expedients related to lease identification, lease classification, and initial direct costs. In addition, the Company made the following accounting policy elections: (1) the Company will not separate lease and non-lease components by class of underlying asset and (2) the Company will apply the short-term lease exemption by class of underlying asset. The adoption of this standard did not have a material impact on the Company’s consolidated statement of operations or cash flows and did not result in a cumulative adjustment to retained earnings. See Note E – Leases for additional information.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 is intended to simplify and clarify the accounting and disclosure requirements for hedging activities by more closely aligning the results of cash flow and fair value hedge accounting with the underlying risk management activities. We adopted ASU 2017-12 on June 18, 2020 when we entered into our first derivative financial instruments. See Note H – Derivative Financial Instruments for additional information.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires, among other things, the use of a new current expected credit loss ("CECL") model to determine the allowance for doubtful accounts with respect to accounts receivable. The CECL model requires estimation of lifetime expected credit loss with respect to receivables and recognition of allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. Subsequently, in November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (ASC 326), which clarifies that impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. ASU 2016-13 called for an effective date for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. In November 2019, the FASB issued Accounting Standards Update 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). ASU 2019-10 defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, private companies, not-for-profit organizations and employee benefit plans to annual periods beginning after December 15, 2022, including interim periods within those annual periods. The Company qualifies as a smaller reporting company and does not expect to early adopt ASU 2016-13. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

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

NOTE C — INVENTORIES

Inventories consist of prime coil, non-standard coil and tubular materials. Prime coil inventory consists primarily of raw materials, non-standard coil inventory consists primarily of raw materials and tubular inventory consists of both raw materials and finished goods. Cost for prime coil inventory is determined using the average cost method. Cost for non-standard coil inventory is determined using the specific identification method. Cost for tubular inventory is determined using the average cost method. All inventories are valued at the lower of cost or net realizable value. At June 30, 2020, tubular finished goods inventory was written down $274,093 to lower the carrying value to net realizable value.

A summary of inventory values by product group follows:

	June 30, 2020	March 31, 2020
Prime Coil Inventory	$13,420,448	$17,190,435
Non-Standard Coil Inventory	1,219,634	1,550,734
Tubular Raw Material	7,624,568	4,888,542
Tubular Finished Goods	9,119,242	12,038,532
	$31,383,892	$35,668,243

Tubular raw material inventory consists of hot-rolled steel coils that the Company will manufacture into pipe. Tubular finished goods inventory consists of pipe the Company has manufactured and new mill reject pipe the Company has purchased from U.S. Steel Tubular Products, Inc.

NOTE D – DEBT

In April 2020, the Company received a $1,690,385 loan (the “PPP Loan”) from JPMorgan Chase Bank, N.A. (the “Bank”), under the Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as modified by the Paycheck Protection Flexibility Act of 2020 (the “PPP Flexibility Act”). The term of the PPP Loan is two years from the funding date of the PPP Loan. The interest rate on the PPP Loan is 0.98%. Under the terms of the PPP Loan, interest accrues from the funding date of the PPP Loan but payment of both principal and interest is deferred for six months. Pursuant to the terms of the CARES Act, the Company can apply for and may be granted forgiveness for all or a portion of the PPP Loan, if and to the extent that the Company satisfies certain requirements. Such forgiveness is subject to use of the PPP Loan proceeds for qualifying purposes and is also subject to maintenance or achievement of certain employee and compensation levels. While the Company plans to apply for forgiveness of the PPP Loan in accordance with the requirements and limitations under the CARES Act, the PPP Flexibility Act and the Small Business Administration regulations and requirements, no assurance can be given that all or any portion of the PPP Loan will be forgiven.

NOTE E — LEASES

The Company adopted ASU 2016-02, Leases (“ASC 842”) on April 1, 2019 using the optional transition method under which the new standard is applied only to the most current period presented and the cumulative effect of applying the new standard to existing lease agreements is recognized at the date of initial application. Under this adoption method, reporting periods beginning after April 1, 2019 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASC 842 resulted in the recording of initial ROU asset and lease liabilities of approximately $63,000 at April 1, 2019.

The Company’s lease of its office space in Longview, Texas is the only operating lease included in the ROU asset and lease liability. The lease calls for monthly rent payments of $4,128 and expires on April 30, 2021. The Company’s other operating leases for items such as IT equipment and storage space are either short-term in nature or immaterial.

In October 2019, the Company received a new heavy-duty forklift under a 5-year finance lease arrangement with a financed amount of $518,616 and a monthly payment of $9,074.

The components of expense related to leases for the three months ended June 30, 2020 and 2019 are as follows:

	Three Month Ended June 30, 2020	Three Month Ended June 30, 2019
Finance lease – amortization of ROU asset	$25,000	$—
Finance lease – interest on lease liability	2,223	—
Operating lease expense	12,384	8,184
	$39,607	$8,184

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of June 30, 2020:

	June 30, 2020	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$39,986	Other assets
Finance lease right-of-use asset	501,329	Property, plant & equipment
Total right-of-use assets	$541,315
Liabilities
Operating lease liability, current	$39,986	Accrued expenses
Finance lease liability, current	101,215	Current portion of finance lease
Finance lease liability, non-current	342,761	Other non-current liabilities
Total lease liabilities	$483,962

As of June 30, 2020, the weighted-average remaining lease term was 0.8 year for operating leases and 4.2 years for finance leases. The weighted average discount rate was 7% for operating leases and 1.9% for finance leases.

Maturities of lease liabilities as of June 30, 2020 were as follows:

	Operating Leases	Finance Leases
Fiscal 2021 (remainder of fiscal year)	37,152	81,666
Fiscal 2022	4,128	108,888
Fiscal 2023	—	108,888
Fiscal 2024	—	108,888
Fiscal 2025	—	54,444
Total undiscounted lease payments	$41,280	$462,774
Less: imputed interest	(1,294)	(18,798)
Present value of lease liability	$39,986	$443,976

NOTE F — PROPERTY, PLANT AND EQUIPMENT

The Company continued two previously announced capital expenditure projects during the first quarter of fiscal 2021.

The first project was a building expansion at the Company’s coil processing facility in Hickman, Arkansas that was put into service during May 2020. The project added an additional 22,000 square feet of storage space to the facility. This project was completed at an actual cost of approximately $1,083,000 compared to an original estimated cost of $1,100,000. The second project involves the purchase and installation of a stretcher leveler coil processing line at the Company’s coil processing facility in Decatur, Alabama. This newly acquired equipment will replace the existing processing equipment at the Decatur plant and will expand both the size range and grade of material that the Decatur plant is able to process. The equipment was purchased from and is being constructed, fabricated and installed by Delta Steel Technologies. In June 2020, the existing equipment at the Decatur facility was removed to allow the foundation to be prepared for the installation of the new equipment. As part of the equipment removal, the cut-to-length line was sold for scrap resulting in anticipated proceeds of $30,957 and $2,688,381 of original cost being removed from machinery and equipment and accumulated depreciation of $2,657,424 being removed. The temper mill was disassembled with the components being cleaned, cataloged and stored as the Company intends to sell the equipment. The Company currently expects the installation of the new equipment to begin in October 2020 and expects commercial use of the equipment to begin in February 2021. The Company currently estimates the cost of this project to be $5,800,000.

As of June 30, 2020, expenditures related to the Decatur project totaled $3,874,444 with this amount reported as Construction in Process on the Company’s Consolidated Balance Sheet.

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

The following table summarizes the activity related to restricted stock awards for the three months ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at March 31, 2020	270,000	$6.37
Cancelled or forfeited	—	—
Granted	11,000	4.53
Vested	—	—
Unvested at June 30, 2020	281,000	$6.30

Of the 281,000 unvested shares at June 30, 2020, 160,000 shares have five year cliff vesting restrictions with vesting occurring on January 4, 2022, 20,000 shares have five year cliff vesting restrictions with vesting occurring on April 1, 2024, 20,000 shares have two year cliff vesting restrictions with vesting occurring on March 13, 2021, 11,000 shares have one year cliff vesting restrictions with vesting occurring on April 1, 2021 and 70,000 shares will vest in equal amounts each year for five years commencing on April 1, 2020. Compensation expense is recognized over the requisite service period applicable to each award. The Company recorded compensation expense of $110,813 and $83,236 in the three months ended June 30, 2020 and 2019, respectively, relating to the stock awards issued under the Plan. As of June 30, 2020, unrecognized compensation expense related to stock awards was approximately $787,000, which is expected to be recognized over a weighted average period of approximately 3.0 years.

NOTE H — DERIVATIVE FINANCIAL INSTRUMENTS

In June 2020, the Company implemented its first commodity price risk management activities by transacting hot-rolled coil futures. From time to time, we expect to use derivative financial instruments to minimize our exposure to commodity price risk that is inherent in our business. At the time derivative contracts are entered into, we will assess whether the nature of the instrument qualifies for hedge accounting treatment according to the requirements of ASC 815 – Derivatives and Hedging (“ASC 815”). By using derivatives, the Company is exposed to credit and market risk. The Company’s exposure to credit risk includes the counterparty’s failure to fulfill its performance obligations under the terms of the derivative contract. The Company minimizes its credit risk by entering into transactions with high quality counterparties. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in commodity prices. The Company manages market risk by continually monitoring exposure within its risk management strategy and portfolio. For those transactions designated as hedging instruments, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of hedged items.

During June 2020, we sold 4,000 tons of hot-rolled coil futures for August 2020 settlement at an average price of $514.50 per ton and sold 2,000 tons of hot-rolled coil futures for September 2020 settlement at an average price of $522 per ton. These transactions have been designated as hedging instruments, classified as fair value hedges and accounted for based on the guidance and requirements of ASC 815. On the Company’s consolidated balance sheet at June 30, 2020, “Other current assets” included $54,000 for the fair value of the asset derivatives and “Inventory” was reduced by $54,000 for the hedged item basis adjustment. The Company’s consolidated statement of operation for the three months ended June 30, 2020, included offsetting $54,000 amounts within costs of goods sold for the mark to market adjustments related to the change in fair value of the hedging instrument and the hedged inventory. The gain or loss on the hedging instruments will be realized during the period in which the instruments are settled and the hedged inventory is sold. In relation to our open hedging positions, we were required to post a $180,000 cash margin to collateralize our transactions. This margin requirement is included in “Other current assets” on the Company’s consolidated balance sheet at June 30, 2020.

NOTE I — FAIR VALUE MEASUREMENTS

Accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

●	Level 1 – Quoted prices for identical assets and liabilities in active markets.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At June 30, 2020, our financial assets measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Commodity futures – financial assets	$54,000	$—	$—	$54,000
Total	$54,000	$—	$—	$54,000

At March 31, 2020, the Company did not have any financial instruments that required fair value measurement on a recurring basis.

Non-Recurring Fair Value Measurements

At March 31, 2020, our assets measured at fair value on a non-recurring basis were categorized as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Long-lived assets held and used (1)	$—	$—	$1,771,450	$1,771,450
Total	$—	$—	$1,771,450	$1,771,450

(1)

At March 31, 2020, the Company performed an impairment review of the tubular segment’s pipe finishing facility that resulted in the assets being written down to their estimated fair value of $1,771,450.

At June 30, 2020, the Company did not have any fair value measurements on a non-recurring basis.

NOTE J — SEGMENT INFORMATION (in thousands)

	THREE MONTHS ENDED JUNE 30,
	2020	2019
Net sales
Coil	$15,433	$28,181
Tubular	8,092	12,794
Total net sales	$23,525	$40,975

Operating profit (loss)
Coil	$(459)	$345
Tubular	59	545
Total operating profit (loss)	(400)	890
Corporate expenses	735	627
Interest expenses	6	—
Interest and other income	(4)	(6)
Total earnings (loss) before taxes	$(1,137)	$269

	June 30, 2020	March 31, 2020
Segment assets
Coil	$32,271	$35,895
Tubular	22,788	23,659
	55,059	59,554
Corporate assets	16,189	17,790
	$71,248	$77,344

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

NOTE K — REVENUE

Revenue is generated primarily from contracts to manufacture or process steel products. Most of the Company’s revenue is generated by sales of material out of the Company’s inventory, but a portion of the Company’s revenue is derived from processing of customer owned material. Generally, the Company’s performance obligations are satisfied, control of our products is transferred, and revenue is recognized at a single point in time, when title transfers to our customer for product shipped or when services are provided. Revenues are recorded net of any sales incentives. Shipping and other transportation costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Costs related to obtaining sales contracts are incidental and expensed when incurred. Because customers are invoiced at the time title transfers and the Company’s rights to consideration are unconditional at that time, the Company does not maintain contract asset balances. Additionally, the Company does not maintain contract liability balances, as performance obligations are satisfied prior to customer payment for product. The Company offers industry standard payment terms.

The Company has two reportable segments: Coil and Tubular. Coil primarily generates revenue from temper passing and cutting to length hot-rolled steel coils. Coil segment revenue consists of three main product types: Prime Coil, Non-Standard Coil and Customer Owned Coil. Tubular primarily generates revenue from the manufacture, distribution and processing of steel pipe. Tubular segment revenue consists of three main product or service types: Manufactured Pipe, Mill Reject Pipe and Pipe Finishing Services. The following table disaggregates our revenue by product for each of our reportable business segments for the three months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,
	2020	2019
Coil Segment:
Prime Coil	13,307,468	24,228,453
Non-standard Coil	1,941,003	3,772,515
Customer Owned Coil	184,313	180,500
	15,432,784	28,181,468
Tubular Segment:
Manufactured Pipe	7,161,850	10,732,487
Mill Reject Pipe	929,966	2,061,365
Pipe Finishing Services	-	-
	8,091,816	12,793,852

NOTE L — STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for the three months ended June 30, 2020 and June 30, 2019:

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings
BALANCE AT MARCH 31, 2020	$8,295,160	$29,565,416	$(5,525,964)	$34,530,755
Net loss	—	—	—	(858,862)
Issuance of restricted stock	11,000	—	—	—
Paid in capital – restricted stock awards	—	99,814	—	—
Cash dividends ($0.02 per share)	—	—	—	(143,229)
BALANCE AT JUNE 30, 2020	$8,306,160	$29,665,230	$(5,525,964)	$33,528,664

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings
BALANCE AT MARCH 31, 2019	$8,205,160	$29,322,472	$(5,525,964)	$40,479,909
Net earnings	—	—	—	194,772
Issuance of restricted stock	20,000	—	—	—
Paid in capital – restricted stock awards	—	63,236	—	—
Cash dividends ($0.04 per share)	—	—	—	(279,978)
BALANCE AT JUNE 30, 2019	$8,225,160	$29,385,708	$(5,525,964)	$40,394,703

On June 25, 2020, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 1,062,067 shares of the Company’s outstanding common stock through June 30, 2023, which equates to 15% of the Company’s outstanding shares of common stock as of  June 25, 2020. Repurchases under the program may be made from time to time at the Company’s discretion and may be made in open market transactions, through block trades, in privately negotiated transactions and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or otherwise. The timing and actual number of shares repurchased pursuant to the program will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time. The Company had not repurchased any shares under the program as of June 30, 2020.

NOTE M — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of approximately $6,000 during the three months ended June 30, 2020 and did not pay any interest during the three months ended June 30, 2019. The Company did not pay any income taxes in the three months ended June 30, 2020 but did pay approximately $10,000 in three months ended June 30, 2019.

NOTE N — INCOME TAXES

For the three months ended June 30, 2020, the Company recorded an income tax benefit of $277,768, or 24.4% of loss before income taxes, compared to a tax provision of $74,499, or 27.7% of earnings before income taxes, for the three months ended June 30, 2019. For both three month periods, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision.

NOTE O – RELATED PARTY TRANSACTIONS

The Company has engaged Metal Edge Partners, LLC (“Metal Edge”) to provide services that include strategic advisory services, risk management services, procurement advisory services, steel market analytics and macro-economic analytics. Tim Stevenson serves as a member of our Board of Directors and serves as Chief Executive Officer of Metal Edge. In the three months ended June 30, 2020, we paid Metal Edge $37,500 related to these services. Our agreement with Metal Edge may be terminated by either party, without cause, upon ninety days prior written notice. The agreement calls for a minimum of $12,500 per month for these services. We believe the services and expertise provided by Metal Edge provide an economic value that is highly compelling to our Company and our shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Friedman Industries, Incorporated is a manufacturer and processor of steel products and operates in two reportable segments; coil products and tubular products.

The coil product segment includes the operation of two hot-roll coil processing facilities; one in Hickman, Arkansas and the other in Decatur, Alabama. The Hickman facility operates a temper mill and a cut-to-length line. The temper mill improves the flatness and surface qualities of the coils and the cut-to-length line levels the steel and cuts the coils into sheet and plate of prescribed lengths. The Hickman facility is capable of cutting sheet and plate with thicknesses ranging from 14 gauge to ½” thick in widths ranging from 36” wide to 72” wide. The Decatur facility previously operated a temper mill and a cut-to-length line but during the quarter ended June 30, 2020, the equipment was removed to allow the foundation to be prepared for a new stretcher leveler line that will be installed. As part of the equipment removal, the cut-to-length line was sold for scrap resulting in anticipated proceeds of $30,957 and $2,688,381 of original cost being removed from machinery and equipment and accumulated depreciation of $2,657,424 being removed. The temper mill was disassembled with the components being cleaned, cataloged and stored as the Company intends to sell the equipment. Installation of the new equipment is expected to begin in October 2020 and commercial use is expected to start in February 2021. The estimated total cost of this project is $5,800,000 with approximately $3,874,000 having been spent as of June 30, 2020. The new equipment will expand the coil segment’s processing capabilities to include material up to 96” wide and material of higher grades and will allow the Decatur facility to cut material that is up to ½” thick compared to the previous equipment’s capability of 5/16” thick. In addition, sheet and plate that has been stretcher leveled is preferable to some customers and applications compared to material that has been leveled through the temper mill process. The coil product segment sells its prime grade inventory under the Friedman Industries name but also maintains an inventory of non-standard coil products, consisting primarily of mill secondary and excess prime coils, which are sold through the Company’s XSCP division. The coil product segment also processes customer-owned coils on a fee basis.

The tubular product segment consists of the Company’s Texas Tubular Products division (“TTP”) located in Lone Star, Texas. TTP operates two electric resistance welded pipe mills with a combined outside diameter (“OD”) size range of 2 3/8” OD to 8 5/8” OD. Both pipe mills are American Petroleum Institute (“API”) licensed to manufacture line pipe and oil country pipe and also manufacture pipe for structural purposes that meets other recognized industry standards. TTP has an API licensed pipe finishing facility that threads and couples oil country tubular goods and performs other services that are customary in the pipe finishing process. TTP’s inventory consists of raw materials and finished goods. Raw material inventory consists of hot-rolled steel coils that TTP will manufacture into pipe. Finished goods inventory consists of pipe that TTP has manufactured and new mill reject pipe that TTP purchases from U.S. Steel Tubular Products, Inc.

COVID-19 Update

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic. In addition to the devastating effects on human life, this contagious virus has adversely affected economies globally. It has also disrupted the normal operations of many businesses, including ours and many of our customers. Our facilities have continued to operate during this crisis but we are operating with modifications to our facility practices, employee travel, employee work locations and virtualization or cancellation of company and customer events, among other modifications. We may take further actions that alter our business operations as the situation evolves. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business or our operations. We have experienced a small number of cases within our workforce with each case being isolated with no spread to other employees. We are pleased to report that all of those cases have successfully recovered and that we are not aware of any active cases as of the filing of this Form 10-Q.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

During the three months ended June 30, 2020 (the “2020 quarter”), sales, costs of goods sold and gross profit decreased $17,450,720, $16,236,150 and $1,214,570, respectively, compared to the amounts recorded during the three months ended June 30, 2019 (the “2019 quarter”). The decrease in sales was related to both a decline in tons sold and a decrease in the average per ton selling price. Tons sold decreased from approximately 53,500 tons in the 2019 quarter to approximately 38,000 tons in the 2020 quarter. The drop in volume was primarily attributable to economic impacts of COVID-19. Discussion of the change in sales is expanded upon at the segment level in the following paragraphs. Gross profit as a percentage of sales decreased from approximately 3.6% in the 2019 quarter to approximately 1.1% in the 2020 quarter. Our operating results are significantly impacted by the market price of hot-rolled steel coil. Results for both the 2020 quarter and the 2019 quarter were negatively impacted by a declining steel price. The 2020 quarter experienced additional challenges related to the COVID-19 pandemic.

Coil Segment

Coil product segment sales for the 2020 quarter totaled $15,432,784 compared to $28,181,468 for the 2019 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from processing of customer owned material and sales generated from coil segment inventory. Sales generated from processing of customer owned material totaled $184,313 for the 2020 quarter compared to $180,500 for the 2019 quarter. Sales generated from coil segment inventory totaled $15,248,471 for the 2020 quarter compared to $28,000,968 for the 2019 quarter. Inventory tons sold decreased from approximately 38,000 tons in the 2019 quarter to approximately 27,000 tons in the 2020 quarter. The average per ton selling price related to these shipments decreased from approximately $743 per ton in the 2019 quarter to approximately $566 per ton in the 2020 quarter. Coil segment operations recorded an operating loss of approximately $459,000 for the 2020 quarter and an operating profit of approximately $345,000 for the 2019 quarter.

Operating results for both the 2020 quarter and the 2019 quarter were negatively impacted by declining hot-rolled steel prices but the 2020 quarter was impacted additionally by a decline in volume primarily related to impacts of the COVID-19 pandemic. Compared to the average monthly sales volume for the fiscal year ended March 31, 2020, April 2020 volume was down approximately 51%, May 2020 volume was down approximately 33% and June 2020 volume was down approximately 3%. The coil segment experienced a rapid recovery in sales volume during the 2020 quarter, and we expect the recovery of monthly volumes to near fiscal 2020 volume levels to be sustained for the second quarter of fiscal 2021. Coil segment sales volume for July 2020 was down approximately 6% compared to the fiscal 2020 monthly average and we expect similar volume for August 2020.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2020 quarter totaled $8,091,816 compared to $12,793,852 for the 2019 quarter. Sales declined due to both a reduction in the volume sold and a decrease in the average selling price per ton. Tons sold decreased from approximately 15,500 tons in the 2019 quarter to approximately 11,000 tons in the 2020 quarter. The average per ton selling price related to these shipments decreased from approximately $819 per ton in the 2019 quarter to approximately $723 per ton in the 2020 quarter. The tubular segment operations recorded operating profits of approximately $59,000 and $545,000 for the 2020 and 2019 quarters, respectively.

Operating results for both the 2020 quarter and the 2019 quarter were negatively impacted by declining hot-rolled steel prices, but the 2020 quarter was impacted additionally by a decline in volume primarily related to impacts of the COVID-19 pandemic and challenging conditions for the U.S. energy industry. Compared to the average monthly sales volume for the fiscal year ended March 31, 2020, April 2020 volume was down approximately 4%, May 2020 was down approximately 36% and June 2020 was down approximately 27%. The volume for April was supported by the segment fulfilling manufactured pipe orders that were received prior to the COVID-19 pandemic’s broad impact on the U.S. economy. The tubular segment has seen a slow but gradual improvement since May with this trend continuing into July, with monthly volume down 20% from the fiscal 2020 monthly average. Energy industry conditions remain challenging and, in recent months, we have seen increased competition from imported pipe. Operating results for the 2020 quarter were also negatively impacted by an inventory write down of $274,093 at June 30, 2020 related to the segment’s manufactured pipe inventory. The write down was necessary due to the continued decline in steel prices and reduced product demand resulting in unadjusted inventory values that were in excess of net realizable values at and subsequent to June 30, 2020. We expect tubular demand to remain soft during the second quarter of fiscal 2021.

The Company’s tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business. In March 2020, U.S. Steel announced the idling of their Lone Star Tubular Operations which is our sole supplier of mill reject pipe. At June 30, 2020, we had approximately 31,000 tons of mill reject inventory which we believe to be approximately two years of inventory. We expect the idling to have a negative impact on our operations as we eventually sell out of inventory.

General, Selling and Administrative Costs

During the 2020 quarter, general, selling and administrative costs increased $183,366 compared to the 2019 quarter. Approximately $78,000 of this increase is due to the reclassification of some payroll costs that were previously classified as part of costs of goods sold and now classified under general and administrative costs. The remaining increase was related primarily to increased professional fees and restricted stock plan compensation expense.

Income Taxes

Income taxes in the 2020 quarter decreased $352,267 from the amount recorded in the 2019 quarter. This decrease was related primarily to the decrease in earnings before taxes for the 2020 quarter compared to the 2019 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s current ratio was 16.2 at June 30, 2020 and 6.8 at March 31, 2020. Working capital was $54,394,416 at June 30, 2020 and $55,566,158 at March 31, 2020.

During the three months ended June 30, 2020, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash decreased from operating activities and the purchase of property, plant and equipment partially offset by a cash inflow from financing associated with a Paycheck Protection Program loan discussed in more detail below. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

In April 2020, the Company received a $1,690,385 loan (the “PPP Loan”) from JPMorgan Chase Bank, N.A. (the “Bank”), under the Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as modified by the Paycheck Protection Flexibility Act of 2020 (the “PPP Flexibility Act”). The term of the PPP Loan is two years from the funding date of the PPP Loan. The interest rate on the PPP Loan is 0.98%. Under the terms of the PPP Loan, interest accrues from the funding date of the PPP Loan but payment of both principal and interest is deferred for six months. Pursuant to the terms of the CARES Act, the Company can apply for and may be granted forgiveness for all or a portion of the PPP Loan, if and to the extent that the Company satisfies certain requirements. Such forgiveness is subject to use of the PPP Loan proceeds for qualifying purposes and is also subject to maintenance or achievement of certain employee and compensation levels. While the Company plans to apply for forgiveness of the PPP Loan in accordance with the requirements and limitations under the CARES Act, the PPP Flexibility Act and the Small Business Administration regulations and requirements, no assurance can be given that all or any portion of the PPP Loan will be forgiven.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 12 months.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates that are subject to the Company’s assumptions include the fair value of the pipe-finishing facility, determination of useful lives for fixed assets, determination of the allowance for doubtful accounts and the determination of net realizable value relative to inventory. The fair value determination of the pipe-finishing facility requires assumptions related to future operations of the facility and estimates related to the replacement cost and value in exchange for the assets. The determination of useful lives for depreciation of fixed assets requires the Company to make assumptions regarding the future productivity of the Company’s fixed assets. The allowance for doubtful accounts requires the Company to draw conclusions on the future collectability of the Company’s accounts receivable. The determination of net realizable value when reviewing inventory value requires the Company to make assumptions concerning sales trends, customer demand and steel industry market conditions. Actual results could differ from these estimates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, the Company may make certain statements that contain forward-looking information (as defined in the Private Securities Litigation Reform Act of 1996, as amended) and that involve risk and uncertainty. Such statements may include those risks disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report. These forward-looking statements may include, but are not limited to, future changes in the Company’s financial condition or results of operations, future production capacity, product quality and proposed expansion plans. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the Company’s Annual Report on Form 10-K and its other Quarterly Reports on Form 10-Q. Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Although forward-looking statements reflect our current beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the demand for and prices of the Company’s products, changes in government policy regarding steel, changes in the demand for steel and steel products in general and the Company’s success in executing its internal operating plans, changes in and availability of raw materials, unplanned shutdowns of our production facilities due to equipment failures or other issues, increased competition from alternative materials and risks concerning innovation, new technologies, products and increasing customer requirements. Accordingly, undue reliance should not be placed on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except to the extent law requires.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended June 30, 2020. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2020 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended June 30, 2020

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

FRIEDMAN INDUSTRIES, INCORPORATED

Date: August 14, 2020	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)