Form 10-Q
period 2020-09-30
FRIEDMAN INDUSTRIES INC
filed 2020-11-16
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

At November 16, 2020, the number of shares outstanding of the issuer’s only class of stock was 7,043,934 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	SEPTEMBER 30, 2020	MARCH 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$18,778,569	$17,057,751
Accounts receivable, net of allowances for bad debts and cash discounts of $82,417 at September 30, and March 31, 2020	11,279,027	11,705,344
Inventories	26,499,508	35,668,243
Other current assets	1,887,054	780,179
TOTAL CURRENT ASSETS	58,444,158	65,211,517
PROPERTY, PLANT AND EQUIPMENT:
Land	1,179,831	1,179,831
Buildings and yard improvements	9,180,304	9,008,869
Machinery and equipment	27,783,814	29,339,893
Construction in process	5,427,263	3,797,364
Less accumulated depreciation	(29,698,945)	(31,825,401)
	13,872,267	11,500,556
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	173,825	183,350
Income taxes recoverable	557,895	448,665
TOTAL ASSETS	$73,048,145	$77,344,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,730,683	$8,944,614
Dividends payable	143,181	139,989
Contribution to retirement plan	150,750	50,250
Employee compensation and related expenses	383,295	409,778
Current portion of financing lease	101,704	100,728
Current portion of Paycheck Protection Program loan	987,061	—
TOTAL CURRENT LIABILITIES	6,496,674	9,645,359
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	105,797	99,864
DEFERRED INCOME TAX LIABILITY	143,703	361,146
OTHER NON-CURRENT LIABILITIES	317,151	372,352
LONG TERM PORTION OF PAYCHECK PROTECTION PROGRAM LOAN	703,324	—
TOTAL LIABILITIES	7,766,649	10,478,721
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1: Authorized shares — 10,000,000 Issued shares — 8,306,160 shares and 8,295,160 shares at September 30, and March 31, 2020, respectively	8,306,160	8,295,160
Additional paid-in capital	29,776,043	29,565,416
Treasury stock at cost (1,292,997 shares and 1,225,716 shares at September 30, and March 31, 2020, respectively)	(5,936,185)	(5,525,964)
Retained earnings	33,135,478	34,530,755
TOTAL STOCKHOLDERS’ EQUITY	65,281,496	66,865,367
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,048,145	$77,344,088

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Net Sales	$24,861,680	$39,995,580	$48,386,280	$80,970,900
Costs and expenses
Costs of goods sold	23,770,583	40,778,230	47,038,429	80,282,226
General, selling and administrative costs	1,401,888	1,253,849	2,793,642	2,462,237
Interest expense	6,255	—	12,208	—
	25,178,726	42,032,079	49,844,279	82,744,463
EARNINGS (LOSS) FROM OPERATIONS	(317,046)	(2,036,499)	(1,457,999)	(1,773,563)
Interest and other income	(4,325)	(4,370)	(8,648)	(10,705)
EARNINGS (LOSS) BEFORE INCOME TAXES	(312,721)	(2,032,129)	(1,449,351)	(1,762,858)
Provision for (benefit from) income taxes:
Current	46,005	(385,062)	(123,041)	(294,524)
Deferred	(108,721)	(102,930)	(217,443)	(118,969)
	(62,716)	(487,992)	(340,484)	(413,493)
NET EARNINGS (LOSS)	$(250,005)	$(1,544,137)	$(1,108,867)	$(1,349,365)

Weighted average number of common shares outstanding:
Basic	7,067,898	6,999,444	7,074,137	6,999,444
Diluted	7,067,898	6,999,444	7,074,137	6,999,444
Net earnings (loss) per share:
Basic	$(0.04)	$(0.22)	$(0.16)	$(0.19)
Diluted	$(0.04)	$(0.22)	$(0.16)	$(0.19)
Cash dividends declared per common share	$0.02	$0.02	$0.04	$0.06

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	SIX MONTHS ENDED SEPTEMBER 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(1,108,867)	$(1,349,365)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	530,968	614,373
Deferred taxes	(217,443)	(118,969)
Compensation expense for restricted stock	221,627	166,472
Change in postretirement benefits	5,933	5,477
Lower of cost or net realizable value inventory adjustment	274,093	955,605
Decrease (increase) in operating assets:
Accounts receivable	426,318	296,595
Inventories	8,894,641	12,013,518
Federal income taxes recoverable	(109,230)	(304,527)
Other current assets	(1,075,916)	(513,442)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(4,199,863)	(2,730,307)
Income taxes payable	—	(159,694)
Contribution to retirement plan	100,500	100,500
Employee compensation and related expenses	(26,484)	74,094
Other non-current liabilities	—	18,658
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,716,277	9,068,988
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,933,637)	(796,253)
Increase in cash surrender value of officers’ life insurance	(8,647)	(8,740)
NET CASH USED IN INVESTING ACTIVITIES	(2,942,284)	(804,993)
FINANCING ACTIVITIES
Paycheck Protection Program loan proceeds	1,690,385	—
Cash dividends paid	(283,218)	(559,956)
Cash paid for principal portion of finance lease	(50,121)	—
Cash paid for share repurchases	(410,221)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	946,825	(559,956)
INCREASE IN CASH	1,720,818	7,704,039
CASH AT BEGINNING OF PERIOD	17,057,751	11,667,161
CASH AT END OF PERIOD	$18,778,569	$19,371,200

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

A summary of inventory values by product group follows:

	September 30, 2020	March 31, 2020
Prime Coil Inventory	$11,619,275	$17,190,435
Non-Standard Coil Inventory	933,318	1,550,734
Tubular Raw Material	1,806,531	4,888,542
Tubular Finished Goods	12,140,384	12,038,532
	$26,499,508	$35,668,243

Tubular raw material inventory consists of hot-rolled steel coils that the Company will manufacture into pipe. Tubular finished goods inventory consists of pipe the Company has manufactured and new mill reject pipe the Company has purchased from U.S. Steel Tubular Products, Inc.

NOTE D – DEBT

In April 2020, the Company received a $1,690,385 loan (the “PPP Loan”) from JPMorgan Chase Bank, N.A. (the “Bank”), under the Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as modified by the Paycheck Protection Flexibility Act of 2020 (the “PPP Flexibility Act”). The term of the PPP Loan is two years from the funding date of the PPP Loan. The interest rate on the PPP Loan is 0.98%. Under the terms of the PPP Loan, interest accrues from the funding date of the PPP Loan but payment of both principal and interest is deferred for six months. Pursuant to the terms of the CARES Act, the Company can apply for and may be granted forgiveness for all or a portion of the PPP Loan, if and to the extent that the Company satisfies certain requirements. Such forgiveness is subject to use of the PPP Loan proceeds for qualifying purposes and is also subject to maintenance or achievement of certain employee and compensation levels. While the Company plans to apply for forgiveness of the PPP Loan in accordance with the requirements and limitations under the CARES Act, the PPP Flexibility Act and the Small Business Administration regulations and requirements, no assurance can be given that all or any portion of the PPP Loan will be forgiven. Payments of principal and interest on the loan have been granted further deferment to provide ample time to file the loan forgiveness application.

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

The Company’s lease of its office space in Longview, Texas is the only operating lease included in the ROU asset and lease liability. The lease calls for monthly rent payments of $4,878 and expires on April 30, 2021. The Company’s other operating leases for items such as IT equipment and storage space are either short-term in nature or immaterial.

In October 2019, the Company received a new heavy-duty forklift under a 5-year finance lease arrangement with a financed amount of $518,616 and a monthly payment of $9,074.

The components of expense related to leases for the three and six months ended September 30, 2020 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Finance lease – amortization of ROU asset	$25,121	$—	$50,121	$—
Finance lease – interest on lease liability	2,102	—	4,325	—
Operating lease expense	14,634	8,184	27,018	16,368
	$41,857	$8,184	$81,464	$16,368

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of September 30, 2020:

	September 30, 2020	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$33,363	Other assets
Finance lease right-of-use asset	494,846	Property, plant & equipment
Total right-of-use assets	$528,209
Liabilities
Operating lease liability, current	$33,363	Accrued expenses
Finance lease liability, current	101,704	Current portion of finance lease
Finance lease liability, non-current	317,151	Other non-current liabilities
Total lease liabilities	$452,218

As of September 30, 2020, the weighted-average remaining lease term was 0.6 year for operating leases and 4 years for finance leases. The weighted average discount rate was 7% for operating leases and 1.9% for finance leases.

Maturities of lease liabilities as of September 30, 2020 were as follows:

	Operating Leases	Finance Leases
Fiscal 2021 (remainder of fiscal year)	29,268	54,444
Fiscal 2022	4,878	108,888
Fiscal 2023	—	108,888
Fiscal 2024	—	108,888
Fiscal 2025	—	54,444
Total undiscounted lease payments	$34,146	$435,552
Less: imputed interest	(783)	(16,697)
Present value of lease liability	$33,363	$418,855

NOTE F — PROPERTY, PLANT AND EQUIPMENT

The Company continued the previously announced capital expenditure project at our Decatur, Alabama facility during the second quarter of fiscal 2021. This project involves the purchase and installation of a stretcher leveler coil processing line. This newly acquired equipment replaces the prior processing equipment at the Decatur plant and will expand both the size range and grade of material that the Decatur plant is able to process. The equipment was purchased from and is being constructed, fabricated and installed by Delta Steel Technologies. The Company currently expects the installation of the new equipment to begin in December 2020 and expects commercial use of the equipment to begin in February 2021. The Company currently estimates the cost of this project to be $7,200,000. This estimated cost is greater than our previously disclosed cost of $5,800,000 due to additional components that have been added to the project to improve the efficiency and output of the equipment.

As of September 30, 2020, expenditures related to the Decatur project totaled $5,427,263 with this amount reported as Construction in Process on the Company’s consolidated balance sheet.

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

The following table summarizes the activity related to restricted stock awards for the six months ended September 30, 2020:

		Weighted Average
	Number of Shares	Grant Date Fair Value Per Share
Unvested at March 31, 2020	270,000	$6.37
Cancelled or forfeited	—	—
Granted	11,000	4.53
Vested	—	—
Unvested at September 30, 2020	281,000	$6.30

Of the 281,000 unvested shares at September 30, 2020, 160,000 shares have five year cliff vesting restrictions with vesting occurring on January 4, 2022, 20,000 shares have five year cliff vesting restrictions with vesting occurring on April 1, 2024, 20,000 shares have two year cliff vesting restrictions with vesting occurring on March 13, 2021, 11,000 shares have one year cliff vesting restrictions with vesting occurring on April 1, 2021 and 70,000 shares will vest in equal amounts each year for five years commencing on April 1, 2020. Compensation expense is recognized over the requisite service period applicable to each award. The Company recorded compensation expense of $221,627 and $166,472 in the six months ended September 30, 2020 and 2019, respectively, relating to the stock awards issued under the Plan. As of September 30, 2020, unrecognized compensation expense related to stock awards was approximately $688,000, which is expected to be recognized over a weighted average period of approximately 2.9 years. Subsequent to September 30, 2020, restricted stock awards of 78,625 shares were granted with a grant date fair value of $5.80 per share. These shares have a range of vesting restrictions from one to four years.

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

During the three months ended September 30, 2020, the Company recognized gains from hedging instruments of $4,000. The Company’s consolidated statement of operations for the three and six months ended September 30, 2020 included the $4,000 gain within costs of goods sold for the hedging activity. As of September 30, 2020 the Company did not have any open future positions. We reported a margin requirement of $118,125 that is included in “Other current assets” on the consolidated balance sheet at September 30, 2020.

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

Recurring Fair Value Measurements

At September 30, 2020 and March 31, 2020, the Company did not have any financial instruments that required fair value measurement on a recurring basis.

Non-Recurring Fair Value Measurements

At March 31, 2020, our assets measured at fair value on a non-recurring basis were categorized as follows:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Long-lived assets held and used (1)	$—	$—	$1,771,450	$1,771,450
Total	$—	$—	$1,771,450	$1,771,450

(1)

At March 31, 2020, the Company performed an impairment review of the tubular segment’s pipe finishing facility that resulted in the assets being written down to their estimated fair value of $1,771,450.

At September 30, 2020, the Company did not have any fair value measurements on a non-recurring basis.

NOTE J — SEGMENT INFORMATION (in thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019
Net sales
Coil	$18,456	$28,421	$33,889	$56,602
Tubular	6,406	11,575	14,497	24,369
Total net sales	$24,862	$39,996	$48,386	$80,971

Operating profit (loss)
Coil	$751	$324	$291	$668
Tubular	(344)	(1,746)	(285)	(1,201)
Total operating profit (loss)	407	(1,422)	6	(533)
Corporate expenses	718	614	1,452	1,241
Interest expense	6	—	12	—
Interest and other income	(4)	(4)	(9)	(11)
Total earnings (loss) before taxes	$(313)	$(2,032)	$(1,449)	$(1,763)

	September 30, 2020	March 31, 2020
Segment assets
Coil	$33,689	$35,895
Tubular	19,656	23,659
	53,345	59,554
Corporate assets	19,703	17,790
	$73,048	$77,344

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

The Company has two reportable segments: Coil and Tubular. Coil primarily generates revenue from temper passing and cutting to length hot-rolled steel coils. Coil segment revenue consists of three main product types: Prime Coil, Non-Standard Coil and Customer Owned Coil. Tubular primarily generates revenue from the manufacture, distribution and processing of steel pipe. Tubular segment revenue consists of three main product or service types: Manufactured Pipe, Mill Reject Pipe and Pipe Finishing Services. The Company did not generate any revenue from pipe finishing services during any of the three month or six month periods ended September 30, 2020 or September 30, 2019. The pipe finishing facility is currently idled due to market conditions. The following table disaggregates our revenue by product for each of our reportable business segments for the three and six months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Coil Segment:
Prime Coil	17,049,230	24,936,635	30,356,698	49,165,088
Non-standard Coil	1,201,135	3,271,453	3,142,138	7,043,968
Customer Owned Coil	205,721	212,521	390,034	393,021
	18,456,086	28,420,609	33,888,870	56,602,077
Tubular Segment:
Manufactured Pipe	5,296,334	9,744,189	12,458,184	20,476,676
Mill Reject Pipe	1,109,260	1,830,782	2,039,226	3,892,147
	6,405,594	11,574,971	14,497,410	24,368,823

NOTE L — STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for the six months ended September 30, 2020 and September 30, 2019:

		Additional
	Common	Paid-In	Treasury	Retained
	Stock	Capital	Stock	Earnings
BALANCE AT MARCH 31, 2020	$8,295,160	$29,565,416	$(5,525,964)	$34,530,755
Net loss	—	—	—	(858,862)
Issuance of restricted stock	11,000	—	—	—
Paid in capital – restricted stock awards	—	99,814	—	—
Cash dividends ($0.02 per share)	—	—	—	(143,229)
BALANCE AT JUNE 30, 2020	$8,306,160	$29,665,230	$(5,525,964)	$33,528,664
Net loss	—	—	—	(250,005)
Paid in capital – restricted stock awards	—	110,813	—	—
Repurchase of shares	—	—	(410,221)	—
Cash dividends ($0.02 per share)	—	—	—	(143,181)
BALANCE AT SEPTEMBER 30, 2020	$8,306,160	$29,776,043	$(5,936,185)	$33,135,478

		Additional
	Common	Paid-In	Treasury	Retained
	Stock	Capital	Stock	Earnings
BALANCE AT MARCH 31, 2019	$8,205,160	$29,322,472	$(5,525,964)	$40,479,909
Net earnings	—	—	—	194,772
Issuance of restricted stock	20,000	—	—	—
Paid in capital – restricted stock awards	—	63,236	—	—
Cash dividends ($0.04 per share)	—	—	—	(279,978)
BALANCE AT JUNE 30, 2019	$8,225,160	$29,385,708	$(5,525,964)	$40,394,703
Net loss	—	—	—	(1,544,137)
Paid in capital – restricted stock awards	—	83,236	—	—
Cash dividends ($0.02 per share)	—	—	—	(139,990)
BALANCE AT SEPTEMBER 30, 2019	$8,225,160	$29,468,944	$(5,525,964)	$38,710,576

On June 25, 2020, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 1,062,067 shares of the Company’s outstanding common stock through June 30, 2023, which equates to 15% of the Company’s outstanding shares of common stock as of  June 25, 2020. Repurchases under the program may be made from time to time at the Company’s discretion and may be made in open market transactions, through block trades, in privately negotiated transactions and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or otherwise. The timing and actual number of shares repurchased pursuant to the program will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time. The Company repurchased 67,281 shares at a cost of $410,221 under the program during the three months ended September 30, 2020.

NOTE M — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of approximately $12,000 during the six months ended September 30, 2020 and did not pay any interest during the six months ended September 30, 2019. The Company paid income taxes of approximately $10,000 and $245,000 during the six month periods ended September 30, 2020 and September 30, 2019, respectively. In the six months ended September 30, 2019, there were noncash transactions totaling approximately $121,000 for the transfer of ownership of life insurance policies from the Company to officers upon their retirement.

NOTE N — INCOME TAXES

For the six months ended September 30, 2020, the Company recorded an income tax benefit of $340,484, or 23.5% of loss before income taxes, compared to a tax benefit of $413,493, or 23.5% of loss before income taxes, for the six months ended September 30, 2019. For both six month periods, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax benefits in the provision.

NOTE O – RELATED PARTY TRANSACTIONS

The Company has engaged Metal Edge Partners, LLC (“Metal Edge”) to provide services that include strategic advisory services, risk management services, procurement advisory services, steel market analytics and macro-economic analytics. Tim Stevenson serves as a member of our Board of Directors and serves as Chief Executive Officer of Metal Edge. In the six months ended September 30, 2020, we paid Metal Edge $87,500 related to these services. Our agreement with Metal Edge may be terminated by either party, without cause, upon ninety days prior written notice. The agreement calls for a minimum of $12,500 per month for these services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Friedman Industries, Incorporated is a manufacturer and processor of steel products and operates in two reportable segments; coil products and tubular products.

The coil product segment includes the operation of two hot-roll coil processing facilities; one in Hickman, Arkansas and the other in Decatur, Alabama. The Hickman facility operates a temper mill and a cut-to-length line. The temper mill improves the flatness and surface qualities of the coils and the cut-to-length line levels the steel and cuts the coils into sheet and plate of prescribed lengths. The Hickman facility is capable of cutting sheet and plate with thicknesses ranging from 14 gauge to ½” thick in widths ranging from 36” wide to 72” wide. The Decatur facility previously operated a temper mill and a cut-to-length line but during the quarter ended June 30, 2020, the equipment was removed to allow the foundation to be prepared for a new stretcher leveler line that will be installed. Installation is expected to begin in December 2020 and commercial use is expected to start in February 2021. The estimated total cost of this project is $7,200,000 with approximately $5,427,000 having been spent as of September 30, 2020. This estimated cost is greater than our previously disclosed cost of $5,800,000 due to additional components that have been added to the project to improve the efficiency and output of the equipment. The new equipment will expand the coil segment’s processing capabilities to include material up to 96” wide and material of higher grades and will allow the Decatur facility to cut material that is up to ½” thick compared to the previous equipment’s capability of 5/16” thick. In addition, sheet and plate that has been stretcher leveled is preferable to some customers and applications compared to material that has been leveled through the temper mill process. The coil product segment sells its prime grade inventory under the Friedman Industries name but also maintains an inventory of non-standard coil products, consisting primarily of mill secondary and excess prime coils, which are sold through the Company’s XSCP division. The coil product segment also processes customer-owned coils on a fee basis.

The tubular product segment consists of the Company’s Texas Tubular Products division (“TTP”) located in Lone Star, Texas. TTP operates two electric resistance welded pipe mills with a combined outside diameter (“OD”) size range of 2 3/8” OD to 8 5/8” OD. Both pipe mills are American Petroleum Institute (“API”) licensed to manufacture line pipe and oil country pipe and also manufacture pipe for structural purposes that meets other recognized industry standards. TTP has an API licensed pipe finishing facility that threads and couples oil country tubular goods and performs other services that are customary in the pipe finishing process. The pipe finishing facility is currently idled due to market conditions. TTP’s inventory consists of raw materials and finished goods. Raw material inventory consists of hot-rolled steel coils that TTP will manufacture into pipe. Finished goods inventory consists of pipe that TTP has manufactured and new mill reject pipe that TTP purchased from U.S. Steel Tubular Products, Inc.

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

Results of Operations

Six Months Ended September 30, 2020 Compared to Six Months Ended September 30, 2019

During the six months ended September 30, 2020 (the “2020 period”), sales and costs of goods sold decreased $32,584,620 and $33,243,797, respectively, and gross profit increased $659,177 compared to the amounts recorded during the six months ended September 30, 2019 (the “2019 period”). The decrease in sales was related to both a decline in tons sold and a decrease in the average per ton selling price. Tons sold decreased from approximately 112,000 tons in the 2019 period to approximately 81,500 tons in the 2020 period. The drop in volume was primarily attributable to economic impacts of COVID-19. Discussion of the change in sales is expanded upon at the segment level in the following paragraphs. Gross profit as a percentage of sales increased from approximately 1.0% in the 2019 period to approximately 2.8% in the 2020 period. Our operating results are significantly impacted by the market price of hot-rolled steel coil. Results for both the 2020 period and the 2019 period were negatively impacted by a declining steel price. The 2020 period experienced additional challenges related to the COVID-19 pandemic.

Coil Segment

Coil product segment sales for the 2020 period totaled $33,888,870 compared to $56,602,077 for the 2019 period. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from processing of customer owned material and sales generated from coil segment inventory. Sales generated from processing of customer owned material totaled $390,034 for the 2020 period compared to $393,021 for the 2019 period. Sales generated from coil segment inventory totaled $33,498,836 for the 2020 period compared to $56,209,056 for the 2019 period. Inventory tons sold decreased from approximately 81,000 tons in the 2019 period to approximately 60,000 tons in the 2020 period. The average per ton selling price related to these shipments decreased from approximately $695 per ton in the 2019 period to approximately $556 per ton in the 2020 period. Coil segment operations recorded operating profits of approximately $291,000 and $668,000 for the 2020 and 2019 periods, respectively.

Operating results for both the 2020 period and the 2019 period were negatively impacted by declining hot-rolled steel prices but the 2020 period was impacted additionally by a decline in volume primarily related to impacts of the COVID-19 pandemic. Compared to the average monthly sales volume for the fiscal year ended March 31, 2020, April 2020 volume was down approximately 51%, May 2020 volume was down approximately 33%, June 2020 volume was down approximately 3%, July 2020 volume was down approximately 6%, August 2020 volume was down approximately 19% and September 2020 volume was down approximately 12%. The coil segment sales volume has experienced a fairly rapid recovery during the 2020 period from the initial volume drop in April 2020. We expect monthly volume for the third quarter of fiscal 2021 to remain slightly below the average monthly fiscal 2020 volume. Coil segment sales volume for October 2020 was down approximately 10% compared to the fiscal 2020 monthly average.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2020 period totaled $14,497,410 compared to $24,368,823 for the 2019 period. Sales declined due to both a reduction in the volume sold and a decrease in the average selling price per ton. Tons sold decreased from approximately 31,000 tons in the 2019 period to approximately 21,000 tons in the 2020 period. The average per ton selling price related to these shipments decreased from approximately $787 per ton in the 2019 period to approximately $680 per ton in the 2020 period. The tubular segment operations recorded operating losses of approximately $285,000 and $1,201,000 for the 2020 and 2019 periods, respectively.

Operating results for both the 2020 period and the 2019 period were negatively impacted by declining hot-rolled steel prices, but the 2020 period was impacted additionally by a decline in volume primarily related to impacts of the COVID-19 pandemic and challenging conditions for the U.S. energy industry. Compared to the average monthly sales volume for the fiscal year ended March 31, 2020, April 2020 volume was down approximately 4%, May 2020 volume was down approximately 36%, June 2020 volume was down approximately 27%, July 2020 volume was down approximately 20%, August 2020 volume was down approximately 51% and September 2020 volume was down approximately 25%. The volume for April was supported by the segment fulfilling manufactured pipe orders that were received prior to the COVID-19 pandemic’s broad impact on the U.S. economy. The tubular segment volume has seen a challenging recovery with energy industry conditions being weak and, in recent months, additional challenges from increased imported pipe competition. October 2020 volume was down approximately 18% compared to the fiscal 2020 monthly average. Operating results for both the 2020 and 2019 periods were also negatively impacted by inventory write downs related to the segment's manufactured pipe inventory. In the 2020 period there was a write down of $274,093 at June 30, 2020 and in the 2019 period there was a write down of $955,605 at September 30, 2019.

The Company’s tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business. In March 2020, U.S. Steel announced the idling of their Lone Star Tubular Operations which is our sole supplier of mill reject pipe. At September 30, 2020, we had approximately 30,500 tons of mill reject inventory which we believe to be approximately two years of inventory. We expect the idling to have a negative impact on our operations as we eventually sell out of inventory.

General, Selling and Administrative Costs

During the 2020 period, general, selling and administrative costs increased $331,405 compared to the 2019 period. The increase was related primarily to increased payroll, professional fees and restricted stock plan compensation expense.

Income Taxes

The income tax benefit for the 2020 period decreased $73,009 from the benefit recorded in the 2019 period. This decrease was related primarily to the smaller loss before taxes for the 2020 period compared to the 2019 period.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

During the three months ended September 30, 2020 (the “2020 quarter”), sales and costs of goods sold decreased $15,133,900, $17,007,647, respectively and gross profit increased $1,873,747 compared to the amounts recorded during the three months ended September 30, 2019 (the “2019 quarter”). The decrease in sales was related to both a decline in tons sold and a decrease in the average per ton selling price. Tons sold decreased from approximately 58,500 tons in the 2019 quarter to approximately 43,000 tons in the 2020 quarter. The drop in volume was primarily attributable to economic impacts of COVID-19. Discussion of the change in sales is expanded upon at the segment level in the following paragraphs. Gross margin as a percentage of sales increased from a loss margin of approximately 2.0% in the 2019 quarter to a profit margin of approximately 4.4% in the 2020 quarter. Our operating results are significantly impacted by the market price of hot-rolled steel coil. Results for both the 2020 quarter and the 2019 quarter were negatively affected by the impact of declining steel prices. However, steel prices started increasing in the middle of the 2020 quarter which sparked margin improvement, especially for the coil segment where margin typically responds quicker to fluctuations in steel prices.

Coil Segment

Coil product segment sales for the 2020 quarter totaled $18,456,086 compared to $28,420,609 for the 2019 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from processing of customer owned material and sales generated from coil segment inventory. Sales generated from processing of customer owned material totaled $205,721 for the 2020 quarter compared to $212,521 for the 2019 quarter. Sales generated from coil segment inventory totaled $18,250,365 for the 2020 quarter compared to $28,208,088 for the 2019 quarter. Inventory tons sold decreased from approximately 43,000 tons in the 2019 quarter to approximately 33,000 tons in the 2020 quarter. The average per ton selling price related to these shipments decreased from approximately $653 per ton in the 2019 quarter to approximately $548 per ton in the 2020 quarter. Coil segment operations recorded operating profits of approximately $751,000 and $324,000 for the 2020 and 2019 quarters, respectively. Operating results for both the 2020 quarter and the 2019 quarter were negatively impacted by low margins associated with declines in hot-rolled steel prices. However, margins did start to improve at the end of the 2020 quarter when hot-rolled steel pricing increased. The 2020 quarter was impacted additionally by a decline in volume primarily related to impacts of the COVID-19 pandemic.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2020 quarter totaled $6,405,594 compared to $11,574,971 for the 2019 quarter. Sales declined due to both a reduction in the volume sold and a decrease in the average selling price per ton. Tons sold decreased from approximately 15,500 tons in the 2019 quarter to approximately 10,000 tons in the 2020 quarter. The average per ton selling price related to these shipments decreased from approximately $755 per ton in the 2019 quarter to approximately $634 per ton in the 2020 quarter. The tubular segment operations recorded operating losses of approximately $344,000 and $1,746,000 for the 2020 and 2019 quarters, respectively.

Operating results for both the 2020 quarter and the 2019 quarter were negatively impacted by declines in hot-rolled steel prices, but the 2020 quarter was impacted additionally by a decline in volume primarily related to impacts of the COVID-19 pandemic and challenging conditions for the U.S. energy industry. Energy industry conditions remain challenging and, in recent months, we have seen increased competition from imported pipe. Operating results for the 2019 quarter were also negatively impacted by an inventory write down of $955,605 at September 30, 2019 related to the segment’s manufactured pipe inventory.

The Company’s tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business. In March 2020, U.S. Steel announced the idling of their Lone Star Tubular Operations which is our sole supplier of mill reject pipe. At September 30, 2020, we had approximately 30,500 tons of mill reject inventory which we believe to be approximately two years of inventory. We expect the idling to have a negative impact on our operations as we eventually sell out of inventory.

General, Selling and Administrative Costs

During the 2020 quarter, general, selling and administrative costs increased $148,039 compared to the 2019 quarter. The increase was related primarily to increased payroll, professional fees and restricted stock plan compensation expense.

Income Taxes

The income tax benefit for the 2020 quarter decreased $425,276 from the benefit recorded in the 2019 quarter. This decrease was related primarily to the smaller loss before taxes for the 2020 quarter compared to the 2019 quarter.

Outlook

During August 2020 hot-rolled steel pricing started to rise and has continued a significant increase of approximately 60% as of the filing date of this Form 10-Q. Our coil segment margins started improving late in the second quarter and have continued to improve during the third quarter. Our tubular segment margins do not respond as quickly to the fluctuations in steel price but we have started to see improved margins for our manufactured pipe sales during November 2020. In general, we expect solid margins for the third quarter. We expect both coil segment and tubular segment sales volumes for the third quarter to be comparable to those of the second quarter with the potential to be slightly less due to typical seasonality associated with the holidays and fewer shipping days.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s current ratio was 9.0 at September 30, 2020 and 6.8 at March 31, 2020. Working capital was $51,947,484 at September 30, 2020 and $55,566,158 at March 31, 2020.

During the six months ended September 30, 2020, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash increased primarily from operating activities and from Paycheck Protection Program loan proceeds with these increases being partially offset by the purchase of property, plant and equipment, payment of cash dividends and the repurchase of common stock. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

In April 2020, the Company received a $1,690,385 loan (the “PPP Loan”) from JPMorgan Chase Bank, N.A. (the “Bank”), under the Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as modified by the Paycheck Protection Flexibility Act of 2020 (the “PPP Flexibility Act”). The term of the PPP Loan is two years from the funding date of the PPP Loan. The interest rate on the PPP Loan is 0.98%. Under the terms of the PPP Loan, interest accrues from the funding date of the PPP Loan but payment of both principal and interest is deferred for six months. Pursuant to the terms of the CARES Act, the Company can apply for and may be granted forgiveness for all or a portion of the PPP Loan, if and to the extent that the Company satisfies certain requirements. Such forgiveness is subject to use of the PPP Loan proceeds for qualifying purposes and is also subject to maintenance or achievement of certain employee and compensation levels. While the Company plans to apply for forgiveness of the PPP Loan in accordance with the requirements and limitations under the CARES Act, the PPP Flexibility Act and the Small Business Administration regulations and requirements, no assurance can be given that all or any portion of the PPP Loan will be forgiven. As of the filing date of this Form 10-Q, the Company was waiting to receive an invitation from the Bank to submit an application for forgiveness.

On June 25, 2020, our Board of Directors authorized a share repurchase program under which the Company may repurchase up to 1,062,067 shares of the Company’s outstanding common stock through June 30, 2023, which equates to 15% of the Company’s outstanding shares of common stock as of June 25, 2020. During the September 30, 2020 quarter we repurchased 67,281 shares at a total cost of $410,221. Repurchases under the program may be made from time to time at the Company’s discretion and may be made in open market transactions, through block trades, in privately negotiated transactions and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or otherwise. The timing and actual number of shares repurchased pursuant to the program will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended September 30, 2020. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2020 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended September 30, 2020

Part II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Q2 Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
July 1-31, 2020	—	—	—
August 1-31, 2020	7,892	$6.04	7,892
September 1-30, 2020	59,389	$6.11	59,389
Total:	67,281			994,786

*On June 25, 2020, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 1,062,067 shares of the Company’s outstanding common stock through June 30, 2023, which equates to 15% of the Company’s outstanding shares of common stock as of  June 25, 2020.

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

FRIEDMAN INDUSTRIES, INCORPORATED

Date: November 16, 2020	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)