Form 10-Q
period 2020-12-31
FRIEDMAN INDUSTRIES INC
filed 2021-02-22
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2020

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

At February 16, 2021, the number of shares outstanding of the issuer’s only class of stock was 6,905,849 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	DECEMBER 31, 2020	MARCH 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$16,485,797	$17,057,751
Accounts receivable, net of allowances for bad debts and cash discounts of $82,417 at December 31, and March 31, 2020	12,133,375	11,705,344
Inventories	30,130,320	35,668,243
Other current assets	5,488,176	780,179
TOTAL CURRENT ASSETS	64,237,668	65,211,517
PROPERTY, PLANT AND EQUIPMENT:
Land	1,179,831	1,179,831
Buildings and yard improvements	9,180,304	9,008,869
Machinery and equipment	28,027,039	29,339,893
Construction in process	6,478,594	3,797,364
Less accumulated depreciation	(29,898,231)	(31,825,401)
	14,967,537	11,500,556
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	164,016	183,350
Income taxes recoverable	—	448,665
TOTAL ASSETS	$79,369,221	$77,344,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,081,444	$8,944,614
Dividends payable	139,485	139,989
Contribution to retirement plan	200,000	50,250
Employee compensation and related expenses	581,796	409,778
Income taxes payable	88,541	—
Current portion of financing lease	102,196	100,728
Current portion of Paycheck Protection Program loan	1,338,114	—
TOTAL CURRENT LIABILITIES	8,531,576	9,645,359
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	108,764	99,864
DEFERRED INCOME TAX LIABILITY	732,295	361,146
OTHER NON-CURRENT LIABILITIES	291,417	372,352
LONG TERM PORTION OF PAYCHECK PROTECTION PROGRAM LOAN	352,271	—
TOTAL LIABILITIES	10,016,323	10,478,721
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1: Authorized shares — 10,000,000 Issued shares — 8,334,785 shares and 8,295,160 shares at December 31, and March 31, 2020, respectively	8,334,785	8,295,160
Additional paid-in capital	29,852,154	29,565,416
Accumulated other comprehensive income	2,657,923	—
Treasury stock at cost (1,355,916 shares and 1,225,716 shares at December 31, and March 31, 2020, respectively)	(6,619,320)	(5,525,964)
Retained earnings	35,127,356	34,530,755
TOTAL STOCKHOLDERS’ EQUITY	69,352,898	66,865,367
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,369,221	$77,344,088

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2020	2019	2020	2019
Net Sales	$28,502,049	$28,150,817	$76,888,329	$109,121,717
Costs and expenses
Costs of goods sold	24,006,200	28,097,884	71,044,629	108,380,110
General, selling and administrative costs	1,725,143	1,200,393	4,518,785	3,662,630
Interest expense	6,148	2,463	18,356	2,463
	25,737,491	29,300,740	75,581,770	112,045,203
EARNINGS (LOSS) FROM OPERATIONS	2,764,558	(1,149,923)	1,306,559	(2,923,486)
Interest and other income	(4,339)	(4,370)	(12,987)	(15,075)
EARNINGS (LOSS) BEFORE INCOME TAXES	2,768,897	(1,145,553)	1,319,546	(2,908,411)
Provision for (benefit from) income taxes:
Current	757,097	244,940	634,056	(49,584)
Deferred	(117,945)	(509,490)	(335,388)	(628,459)
	639,152	(264,550)	298,668	(678,043)
NET EARNINGS (LOSS)	$2,129,745	$(881,003)	$1,020,878	$(2,230,368)

Weighted average number of common shares outstanding:
Basic	7,039,736	6,999,444	7,062,628	6,999,444
Diluted	7,039,736	6,999,444	7,062,628	6,999,444
Net earnings (loss) per share:
Basic	$0.30	$(0.13)	$0.14	$(0.32)
Diluted	$0.30	$(0.13)	$0.14	$(0.32)
Cash dividends declared per common share	$0.02	$0.02	$0.06	$0.08

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2020	2019	2020	2019
Net earnings (loss)	$2,129,745	$(881,003)	$1,020,878	$(2,230,368)
Other comprehensive income (loss):
Cash flow hedges, net of tax	2,657,923	—	2,657,923	—
Other comprehensive income:	2,657,923	—	2,657,923	—
Comprehensive income (loss)	$4,787,668	$(881,003)	$3,678,801	$(2,230,368)

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	NINE MONTHS ENDED DECEMBER 31,
	2020	2019
OPERATING ACTIVITIES
Net earnings (loss)	$1,020,878	$(2,230,368)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation	730,254	923,966
Deferred taxes	(335,388)	(628,459)
Compensation expense for restricted stock	376,363	249,708
Change in postretirement benefits	8,900	8,215
Lower of cost or net realizable value inventory adjustment	274,093	955,605
Deferred gain on derivatives	696,400	—
Decrease (increase) in operating assets:
Accounts receivable	(428,031)	3,337,785
Inventories	5,263,830	12,562,592
Federal income taxes recoverable	448,665	(40,639)
Other current assets	(793,679)	(1,025,125)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(2,834,970)	567,114
Income taxes payable	88,541	(159,694)
Contribution to retirement plan	149,750	149,750
Employee compensation and related expenses	172,018	(42,617)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,837,624	14,627,833
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4,228,193)	(3,223,856)
Increase in cash surrender value of officers’ life insurance	(12,970)	(13,110)
NET CASH USED IN INVESTING ACTIVITIES	(4,241,163)	(3,236,966)
FINANCING ACTIVITIES
Paycheck Protection Program loan proceeds	1,690,385	—
Cash dividends paid	(424,780)	(699,945)
Cash paid for principal portion of finance lease	(75,364)	(24,760)
Cash paid for share repurchases	(1,143,356)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	46,885	(724,705)
INCREASE IN CASH AND RESTRICTED CASH	643,346	10,666,162
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	17,057,751	11,667,161
CASH AND RESTRICTED CASH AT END OF PERIOD	$17,701,097	$22,333,323

Cash and restricted cash at the end of the nine month period ended December 31, 2020 includes $1,215,300 of cash margin required to collateralize our open derivative positions. This amount is reported in "Other current assets" on the Company's consolidated balance sheet at December 31, 2020. All of the cash and restricted cash at the end of the nine month period ended December 31, 2019 was reported in "Cash" on the Company's consolidated balance sheet at December 31, 2019.

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

A summary of inventory values by product group follows:

	December 31, 2020	March 31, 2020
Prime Coil Inventory	$15,459,864	$17,190,435
Non-Standard Coil Inventory	2,178,029	1,550,734
Tubular Raw Material	2,671,140	4,888,542
Tubular Finished Goods	9,821,287	12,038,532
	$30,130,320	$35,668,243

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

The components of expense related to leases for the three and nine months ended December 31, 2020 and 2019 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Finance lease – amortization of ROU asset	$25,243	$8,644	$75,364	$8,644
Finance lease – interest on lease liability	1,981	2,463	6,306	2,463
Operating lease expense	14,634	8,184	41,652	24,552
	$41,858	$19,291	$123,322	$35,659

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of December 31, 2020:

	December 31, 2020	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$19,231	Other assets
Finance lease right-of-use asset	488,363	Property, plant & equipment
Total right-of-use assets	$507,594
Liabilities
Operating lease liability, current	$19,231	Accrued expenses
Finance lease liability, current	102,196	Current portion of finance lease
Finance lease liability, non-current	291,417	Other non-current liabilities
Total lease liabilities	$412,844

As of December 31, 2020, the weighted-average remaining lease term was 0.3 year for operating leases and 3.7 years for finance leases. The weighted average discount rate was 7% for operating leases and 1.9% for finance leases.

Maturities of lease liabilities as of December 31, 2020 were as follows:

	Operating Leases	Finance Leases
Fiscal 2021 (remainder of fiscal year)	14,634	27,222
Fiscal 2022	4,878	108,888
Fiscal 2023	—	108,888
Fiscal 2024	—	108,888
Fiscal 2025	—	54,444
Total undiscounted lease payments	$19,512	$408,330
Less: imputed interest	(281)	(14,717)
Present value of lease liability	$19,231	$393,613

NOTE F — PROPERTY, PLANT AND EQUIPMENT

The Company continued the previously announced capital expenditure project at our Decatur, Alabama facility during the third quarter of fiscal 2021. This project involves the purchase and installation of a stretcher leveler coil processing line. This newly acquired equipment replaces the prior processing equipment at the Decatur plant and will expand both the size range and grade of material that the Decatur plant is able to process. The equipment was purchased from and is being constructed, fabricated and installed by Delta Steel Technologies. Installation of the equipment began in December 2020 and the Company expects commercial use of the equipment to begin in March 2021. The Company currently estimates the cost of this project to be $7,200,000. As of December 31, 2020, expenditures related to the Decatur project totaled $6,478,594 with this amount reported as Construction in Process on the Company’s consolidated balance sheet.

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

The following table summarizes the activity related to restricted stock awards for the nine months ended December 31, 2020:

		Weighted Average
	Number of Shares	Grant Date Fair Value Per Share
Unvested at March 31, 2020	270,000	$6.37
Cancelled or forfeited	—	—
Granted	89,625	5.64
Vested	—	—
Unvested at December 31, 2020	359,625	$6.19

Compensation expense is recognized over the requisite service period applicable to each award. The Company recorded compensation expense of $376,363 and $249,708 in the nine months ended December 31, 2020 and 2019, respectively, relating to the stock awards issued under the Plan. As of December 31, 2020, unrecognized compensation expense related to stock awards was approximately $1,014,541, which is expected to be recognized over a weighted average period of approximately 2.8 years.

NOTE H — DERIVATIVE FINANCIAL INSTRUMENTS

In June 2020, the Company implemented its first commodity price risk management activities by transacting hot-rolled coil futures. From time to time, we expect to use derivative financial instruments to minimize our exposure to commodity price risk that is inherent in our business. At the time derivative contracts are entered into, we assess whether the nature of the instrument qualifies for hedge accounting treatment according to the requirements of ASC 815 – Derivatives and Hedging (“ASC 815”). By using derivatives, the Company is exposed to credit and market risk. The Company’s exposure to credit risk includes the counterparty’s failure to fulfill its performance obligations under the terms of the derivative contract. The Company minimizes its credit risk by entering into transactions with high quality counterparties, and uses exchange-traded derivatives when available. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in commodity prices. The Company manages market risk by continually monitoring exposure within its risk management strategy and portfolio. For those transactions designated as hedging instruments, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of hedged items.

During the three months ended December 31, 2020, the Company entered into hot-rolled coil futures contracts which were designated as hedging instruments and classified as cash flow hedges, either as hedges of variable purchase prices or as hedges of variable sales prices. Accordingly, realized and unrealized gains and losses associated with the instruments are reported as a component of other comprehensive income and reclassified into earnings during the period in which the hedged transaction affects earnings. At December 31, 2020, the Company had a $1,215,300 cash margin requirement to collateralize our open hedging positions. This margin requirement is included in "Other current assets" on the Company's consolidated balance sheet at December 31, 2020. The Company recorded a receivable of $1,227,940 related to closed positions whose cash settlement occurred subsequent to quarter end with this amount included in "Other current assets" on the Company's consolidated balance sheet at December 31, 2020. For the three months and nine months ended December 31, 2020, the Company did not have any derivative instruments not designated as cash flow or fair value hedges.

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of December 31, 2020:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives designated as cash flow hedges:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts hedging purchases	Other current assets	$2,862,580
Hot-rolled coil steel contracts hedging sales			Other current assets	$1,422,460

The notional amounts (quantities) of our cash flow hedges outstanding at December 31, 2020 consisted of 16,080 tons hedging purchases and 32,120 tons hedging sales.

The following table summarizes the gain recognized in other comprehensive income and the gain reclassified from accumulated other comprehensive income into earnings for derivative financial instruments designated as cash flow hedges for both the three months and nine months ended December 31, 2020:

	Gain Recognized	Location of Gain Reclassified from	Gain Reclassified from
	in OCI	AOCI into Net Earnings	AOCI into Net Earnings
Hot-rolled coil steel contracts	$3,364,460	Costs of goods sold	$396,720

The estimated amount of gains recognized in AOCI at December 31, 2020 expected to be reclassified into net earnings (loss) within the succeeding twelve months is $3,533,120. This amount was computed using the fair value of the cash flow hedges as of December 31, 2020, and will change before actual reclassification from OCI to net earnings (loss). The maximum derivative contract duration for contracts hedging purchases is 2 months. The maximum derivative contract duration for contracts hedging sales is 17 months. Contracts with settlement dates beyond one year are not material.

The Company did not have any derivative financial instruments for the three months or nine months ended December 31, 2019.

NOTE I — FAIR VALUE MEASUREMENTS

Accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

●	Level 1 – Quoted prices for identical assets and liabilities in active markets.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At December 31, 2020, our financial assets measured at fair value on a recurring basis were as follows:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial assets	$1,440,120	$—	$—	$1,440,120
Total	$1,440,120	$—	$—	$1,440,120

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

At December 31, 2020, the Company did not have any fair value measurements on a non-recurring basis.

NOTE J — SEGMENT INFORMATION (in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net sales
Coil	$21,672	$21,001	$55,561	$77,604
Tubular	6,830	7,150	21,327	31,518
Total net sales	$28,502	$28,151	$76,888	$109,122

Operating profit (loss)
Coil	$3,238	$(93)	$3,529	$575
Tubular	269	(468)	(16)	(1,670)
Total operating profit (loss)	3,507	(561)	3,513	(1,095)
Corporate expenses	736	587	2,188	1,826
Interest expenses	6	2	18	2
Interest and other income	(4)	(4)	(13)	(15)
Total earnings (loss) before taxes	$2,769	$(1,146)	$1,320	$(2,908)

	December 31, 2020	March 31, 2020
Segment assets
Coil	$43,880	$35,895
Tubular	17,563	23,659
	61,443	59,554
Corporate assets	17,926	17,790
	$79,369	$77,344

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

The Company has two reportable segments: Coil and Tubular. Coil primarily generates revenue from temper passing and cutting to length hot-rolled steel coils. Coil segment revenue consists of three main product types: Prime Coil, Non-Standard Coil and Customer Owned Coil. Tubular primarily generates revenue from the manufacture, distribution and processing of steel pipe. Tubular segment revenue consists of three main product or service types: Manufactured Pipe, Mill Reject Pipe and Pipe Finishing Services. The Company did not generate any revenue from pipe finishing services during any of the three month or nine month periods ended December 31, 2020 or December 31, 2019. The pipe finishing facility is currently idled due to market conditions. The following table disaggregates our revenue by product for each of our reportable business segments for the three and nine months ended December 31, 2020 and 2019, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Coil Segment:
Prime Coil	19,541,188	18,662,211	49,897,886	67,827,299
Non-standard Coil	1,886,099	2,153,277	5,028,237	9,197,245
Customer Owned Coil	244,860	185,870	634,894	578,891
	21,672,147	21,001,358	55,561,017	77,603,435
Tubular Segment:
Manufactured Pipe	5,082,314	5,748,647	17,540,498	26,225,323
Mill Reject Pipe	1,747,588	1,400,812	3,786,814	5,292,959
	6,829,902	7,149,459	21,327,312	31,518,282

NOTE L — STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for each of the quarters during the nine month periods ended December 31, 2020 and December 31, 2019:

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income,	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings
BALANCE AT MARCH 31, 2020	$8,295,160	—	$29,565,416	$(5,525,964)	$34,530,755
Net loss	—	—	—	—	(858,862)
Issuance of restricted stock	11,000	—	—	—	—
Paid in capital – restricted stock awards	—	—	99,814	—	—
Cash dividends ($0.02 per share)	—	—	—	—	(143,229)
BALANCE AT JUNE 30, 2020	$8,306,160	$—	$29,665,230	$(5,525,964)	$33,528,664
Net loss	—	—	—	—	(250,005)
Paid in capital – restricted stock awards	—	—	110,813	—	—
Repurchase of shares	—	—	—	(410,221)	—
Cash dividends ($0.02 per share)	—	—	—	—	(143,181)
BALANCE AT SEPTEMBER 30, 2020	$8,306,160	$—	$29,776,043	$(5,936,185)	$33,135,478
Net earnings	—	—	—	—	2,129,745
Other comprehensive income	—	2,657,923	—	—	—
Issuance of restricted stock	28,625	—	—	50,000	—
Paid in capital – restricted stock awards	—	—	76,111	—	—
Repurchase of shares	—	—	—	(733,135)	—
Cash dividends ($0.02 per share)	—	—	—	—	(137,867)
BALANCE AT DECEMBER 31, 2020	$8,334,785	$2,657,923	$29,852,154	$(6,619,320)	$35,127,356

		Accumulated
		Other	Additional
	Common	Comprehensive	Paid-In	Treasury	Retained
	Stock	Income	Capital	Stock	Earnings
BALANCE AT MARCH 31, 2019	$8,205,160	—	$29,322,472	$(5,525,964)	$40,479,909
Net earnings	—	—	—	—	194,772
Issuance of restricted stock	20,000	—	—	—	—
Paid in capital – restricted stock awards	—	—	63,236	—	—
Cash dividends ($0.04 per share)	—	—	—	—	(279,978)
BALANCE AT JUNE 30, 2019	$8,225,160	$—	$29,385,708	$(5,525,964)	$40,394,703
Net loss	—	—	—	—	(1,544,137)
Paid in capital – restricted stock awards	—	—	83,236	—	—
Cash dividends ($0.02 per share)	—	—	—	—	(139,990)
BALANCE AT SEPTEMBER 30, 2019	$8,225,160	$—	$29,468,944	$(5,525,964)	$38,710,576
Net loss	—	—	—	—	(881,003)
Paid in capital – restricted stock awards	—	—	83,236	—	—
Cash dividends ($0.02 per share)	—	—	—	—	(139,993)
BALANCE AT DECEMBER 31, 2019	$8,225,160	$—	$29,552,180	$(5,525,964)	$37,689,580

On June 25, 2020, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 1,062,067 shares of the Company’s outstanding common stock through June 30, 2023, which equates to 15% of the Company’s outstanding shares of common stock as of  June 25, 2020. Repurchases under the program may be made from time to time at the Company’s discretion and may be made in open market transactions, through block trades, in privately negotiated transactions and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or otherwise. The timing and actual number of shares repurchased pursuant to the program will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time. The Company has repurchased 180,200 shares at a cost of $1,143,356 under the program as of December 31, 2020.

NOTE M — OTHER COMPREHENSIVE INCOME

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended December 31, 2020
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$3,364,460	$(706,537)	$2,657,923
Other comprehensive income	$3,364,460	$(706,537)	$2,657,923

	Nine Months Ended December 31, 2020
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$3,364,460	$(706,537)	$2,657,923
Other comprehensive income	$3,364,460	$(706,537)	$2,657,923

For the three month and nine month periods ended December 31, 2019, the Company did not have transactions to report in comprehensive income.

NOTE N — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of approximately $6,000 during the nine months ended December 31, 2020 and $2,500 during the nine months ended December 31, 2019. The Company paid income taxes of approximately $10,000 and $259,000 during the nine months ended December 31, 2020 and nine months ended December 31, 2019, respectively. In the nine months ended December 31, 2019, there were noncash transactions totaling approximately $121,000 for the transfer of ownership of life insurance policies from the Company to officers upon their retirement.

NOTE O — INCOME TAXES

For the nine months ended December 31, 2020, the Company recorded an income tax provision of $298,668, or 22.6% of earnings before income taxes, compared to a tax benefit of $678,043, or 23.3% of loss before income taxes for the nine months ended December 31, 2019. For both nine month periods, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses or benefits in the provision.

NOTE P – RELATED PARTY TRANSACTIONS

The Company has engaged Metal Edge Partners, LLC (“Metal Edge”) to provide services that include strategic advisory services, risk management services, procurement advisory services, steel market analytics and macro-economic analytics. Tim Stevenson serves as a member of our Board of Directors and serves as Chief Executive Officer of Metal Edge. In the nine months ended December 31, 2020, we paid Metal Edge $136,000 related to these services. Our agreement with Metal Edge may be terminated by either party, without cause, upon ninety days prior written notice. There were no related party transactions to disclose for the nine months ended December 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Friedman Industries, Incorporated is a manufacturer and processor of steel products and operates in two reportable segments; coil products and tubular products.

The coil product segment includes the operation of two hot-roll coil processing facilities; one in Hickman, Arkansas and the other in Decatur, Alabama. The Hickman facility operates a temper mill and a cut-to-length line. The temper mill improves the flatness and surface qualities of the coils and the cut-to-length line levels the steel and cuts the coils into sheet and plate of prescribed lengths. The Hickman facility is capable of cutting sheet and plate with thicknesses ranging from 14 gauge to ½” thick in widths ranging from 36” wide to 72” wide. The Decatur facility previously operated a temper mill and a cut-to-length line but during the quarter ended June 30, 2020, the equipment was removed to allow the foundation to be prepared for a new stretcher leveler line that will be installed. Installation commenced in December 2020 and commercial use is expected to start in March 2021. The estimated total cost of this project is $7,200,000 with approximately $6,479,000 having been spent as of December 31, 2020. The new equipment will expand the coil segment’s processing capabilities to include material up to 96” wide and material of higher grades and will allow the Decatur facility to cut material that is up to ½” thick compared to the previous equipment’s capability of 5/16” thick. In addition, sheet and plate that has been stretcher leveled is preferable to some customers and applications compared to material that has been leveled through the temper mill process. The coil product segment sells its prime grade inventory under the Friedman Industries name but also maintains an inventory of non-standard coil products, consisting primarily of mill secondary and excess prime coils, which are sold through the Company’s XSCP division. The coil product segment also processes customer-owned coils on a fee basis.

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

Results of Operations

Nine Months Ended December 31, 2020 Compared to Nine Months Ended December 31, 2019

During the nine months ended December 31, 2020 (the “2020 period”), sales and costs of goods sold decreased $32,233,388 and $37,335,481, respectively, and gross profit increased $5,102,093 compared to the amounts recorded during the nine months ended December 31, 2019 (the “2019 period”). The decrease in sales was related to both a decline in tons sold and a decrease in the average per ton selling price. Tons sold decreased from approximately 157,500 tons in the 2019 period to approximately 125,000 tons in the 2020 period. The drop in volume was primarily attributable to economic impacts of COVID-19. Discussion of the change in sales is expanded upon at the segment level in the following paragraphs. Gross profit as a percentage of sales increased from approximately 0.7% in the 2019 period to approximately 7.6% in the 2020 period. Our operating results are significantly impacted by the market price of hot-rolled steel coil. The improved results for the 2020 period were driven by increasing steel prices in the back half of the period while the 2019 period was negatively impacted by declining steel prices throughout the period. During August 2020 hot-rolled steel pricing started to rise and as of the end of the 2020 period, pricing had increased approximately 124%. The impact of this rise in steel prices on each of our segments is discussed further in the following paragraphs. Results for the 2020 period also benefitted from gains on hot-rolled steel derivative contracts of approximately $401,000 that were reported as a reduction of costs of goods sold within the coil segment. The use of derivative instruments to manage the commodity price risk inherent in our business is a new practice for the 2020 period. Additional information related to our derivative instruments is provided in Note H. The company did not have any derivative instruments in the 2019 period.

Coil Segment

Coil product segment sales for the 2020 period totaled $55,561,017 compared to $77,603,435 for the 2019 period. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from processing of customer owned material and sales generated from coil segment inventory. Sales generated from processing of customer owned material totaled $634,894 for the 2020 period compared to $578,891 for the 2019 period. Sales generated from coil segment inventory totaled $54,926,123 for the 2020 period compared to $77,024,544 for the 2019 period. Inventory tons sold decreased from approximately 115,500 tons in the 2019 period to approximately 92,500 tons in the 2020 period. The average per ton selling price related to these shipments decreased from approximately $667 per ton in the 2019 period to approximately $594 per ton in the 2020 period. Coil segment operations recorded operating profits of approximately $3,529,000 and $575,000 for the 2020 and 2019 periods, respectively. Operating results for the 2020 period were negatively impacted during the first six months by a decline in volume primarily related to the impacts of the COVID-19 pandemic and by declining steel prices. In the last three months of the 2020 period, operating results benefitted from steady margin improvement associated with the rapidly increasing steel prices. The 2020 period benefitted additionally from the gains on hot-rolled steel derivative contracts mentioned above. The 2019 period was negatively impacted by a general decline in steel prices throughout the period.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2020 period totaled $21,327,312 compared to $31,518,282 for the 2019 period. Sales declined due to both a reduction in the volume sold and a decrease in the average selling price per ton. Tons sold decreased from approximately 42,000 tons in the 2019 period to approximately 32,500 tons in the 2020 period. The average per ton selling price related to these shipments decreased from approximately $750 per ton in the 2019 period to approximately $658 per ton in the 2020 period. The tubular segment operations recorded operating losses of approximately $16,000 and $1,670,000 for the 2020 and 2019 periods, respectively. Operating results for the 2020 period were negatively impacted by the effect of declining steel prices, a decline in volume primarily related to impacts of the COVID-19 pandemic and challenging conditions for the U.S. energy industry. Tubular segment margins do not respond as quickly to changes in steel price when compared to the way coil segment margins respond. Tubular segment margins did not see significant improvement until December 2020 due to the longer manufacturing lead time associated with tubular products and soft energy industry demand. The 2019 period was negatively impacted by a general decline in steel prices throughout the period. Operating results for both the 2020 and 2019 periods were also negatively impacted by inventory write downs related to the segment's manufactured pipe inventory. In the 2020 period there was a write down of $274,093 at June 30, 2020 and in the 2019 period there was a write down of $955,605 at September 30, 2019.

The Company’s tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business. In March 2020, U.S. Steel announced the idling of their Lone Star Tubular Operations which is our sole supplier of mill reject pipe. At December 31, 2020, we had approximately 26,000 tons of mill reject inventory which we believe to be approximately two years of inventory. We expect the idling to have a negative impact on our operations as we eventually sell out of inventory.

General, Selling and Administrative Costs

During the 2020 period, general, selling and administrative costs increased $856,155 compared to the 2019 period. The increase was related primarily to increased payroll, professional fees and restricted stock plan compensation expense.

Income Taxes

Income taxes increased from a benefit for the 2019 period of $678,043 to a provision for the 2020 period of $298,668. This increase was related primarily to the shift from a loss before taxes for the 2019 period to having earnings before tax for the 2020 period.

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

During the three months ended December 31, 2020 (the “2020 quarter”), sales increased $351,232, costs of goods sold decreased $4,091,684 and gross profit increased $4,442,916 compared to the amounts recorded during the three months ended December 31, 2019 (the “2019 quarter”). The increase in sales was primarily related to an increase in the average selling price of the coil segment's products. This increase was partially offset by a lower average selling price for the tubular segment's products and a slight decline in overall tons sold. Tons sold decreased from approximately 45,500 tons in the 2019 quarter to approximately 43,500 tons in the 2020 quarter. Discussion of the change in sales is expanded upon at the segment level in the following paragraphs. Gross profit as a percentage of sales increased from approximately 0.2% in the 2019 quarter to approximately 15.8% in the 2020 quarter. Our operating results are significantly impacted by the market price of hot-rolled steel coil. The improved results for the 2020 quarter were driven by increasing steel prices prior to and throughout the quarter while the 2019 quarter was negatively impacted by declining steel prices preceding the quarter and during part of the quarter. During August 2020 hot-rolled steel pricing started to rise and as of the end of the 2020 quarter, pricing had increased approximately 124%. The impact of this rise in steel prices on each of our segments is discussed further in the following paragraphs. Results for the 2020 quarter also benefitted from gains on hot-rolled steel derivative contracts of approximately $397,000 that were reported as a reduction of costs of goods sold within the coil segment. Additional information related to our derivative instruments is provided in Note H. The company did not have any derivative instruments in the 2019 quarter.

Coil Segment

Coil product segment sales for the 2020 quarter totaled $21,672,147 compared to $21,001,358 for the 2019 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to isolate sales generated from processing of customer owned material and sales generated from coil segment inventory. Sales generated from processing of customer owned material totaled $244,860 for the 2020 quarter compared to $185,870 for the 2019 quarter. Sales generated from coil segment inventory totaled $21,427,287 for the 2020 quarter compared to $20,815,488 for the 2019 quarter. Inventory tons sold decreased from approximately 34,500 tons in the 2019 quarter to approximately 32,000 tons in the 2020 quarter. The average per ton selling price related to these shipments increased from approximately $600 per ton in the 2019 quarter to approximately $665 per ton in the 2020 quarter. Coil segment operations recorded an operating profit of approximately $3,238,000 for the 2020 quarter compared to an operating loss of approximately $93,000 for the 2019 quarter. Operating results for the 2020 quarter benefitted from a significant increase in steel prices and associated improvement in our margins. The 2020 quarter benefitted additionally from the gains on hot-rolled steel derivative contracts mentioned above. The 2019 quarter was negatively impacted by low margins associated with declines in hot-rolled steel prices.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2020 quarter totaled $6,829,902 compared to $7,149,459 for the 2019 quarter. Sales declined due primarily to a decrease in the average selling price per ton. Tons sold was approximately 11,000 tons in both the 2020 quarter and the 2019 quarter. The average per ton selling price related to these shipments decreased from approximately $646 per ton in the 2019 quarter to approximately $616 per ton in the 2020 quarter. The tubular segment operations recorded an operating profit of approximately $269,000 for the 2020 quarter and an operating loss of approximately $468,000 for the 2019 quarter. Even though steel prices increased significantly throughout the 2020 quarter, tubular segment margins did not see significant improvement until December 2020 due to the longer manufacturing lead time associated with tubular products and soft energy industry demand. Operating results for the  2019 quarter were negatively impacted by compressed margins associated with declining steel prices and weak energy industry conditions.

The Company’s tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business. In March 2020, U.S. Steel announced the idling of their Lone Star Tubular Operations which is our sole supplier of mill reject pipe. At December 31, 2020, we had approximately 26,000 tons of mill reject inventory which we believe to be approximately two years of inventory. We expect the idling to have a negative impact on our operations as we eventually sell out of inventory.

General, Selling and Administrative Costs

During the 2020 quarter, general, selling and administrative costs increased $524,750 compared to the 2019 quarter. The increase was related primarily to increased payroll, professional fees and restricted stock plan compensation expense.

Income Taxes

Income taxes increased from a benefit for the 2019 quarter of $264,550 to a provision for the 2020 quarter of $639,152. This increase was related primarily to the shift from a loss before taxes for the 2019 quarter to having earnings before tax for the 2020 quarter.

Outlook

During August 2020 hot-rolled steel pricing started to rise and has continued a significant increase of approximately 165% as of the filing date of this Form 10-Q. Our coil segment margins experienced improvement throughout the third quarter and we expect the fourth quarter to have strong margins. Our tubular segment margins do not respond as quickly to the fluctuations in steel price but we did see significant improvement in December 2020 and we expect that margin strength to continue during the fourth quarter. We expect both coil segment and tubular segment sales volumes for the fourth quarter to be slightly higher than the third quarter volumes.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s current ratio was 7.5 at December 31, 2020 and 6.8 at March 31, 2020. Working capital was $55,706,092 at December 31, 2020 and $55,566,158 at March 31, 2020.

During the nine months ended December 31, 2020, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash decreased primarily from the purchase of property, plant and equipment, payment of cash dividends and the repurchase of common stock partially offset by cash provided by operating activities and from Paycheck Protection Program loan proceeds. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

In April 2020, the Company received a $1,690,385 loan (the “PPP Loan”) from JPMorgan Chase Bank, N.A. (the “Bank”), under the Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as modified by the Paycheck Protection Flexibility Act of 2020 (the “PPP Flexibility Act”). The term of the PPP Loan is two years from the funding date of the PPP Loan. The interest rate on the PPP Loan is 0.98%. Under the terms of the PPP Loan, interest accrues from the funding date of the PPP Loan but payments of both principal and interest payments are deferred for six months. Pursuant to the terms of the CARES Act, the Company can apply for and may be granted forgiveness for all or a portion of the PPP Loan, if and to the extent that the Company satisfies certain requirements. Such forgiveness is subject to use of the PPP Loan proceeds for qualifying purposes and is also subject to maintenance or achievement of certain employee and compensation levels. While the Company plans to apply for forgiveness of the PPP Loan in accordance with the requirements and limitations under the CARES Act, the PPP Flexibility Act and the Small Business Administration ("SBA") regulations and requirements, no assurance can be given that all or any portion of the PPP Loan will be forgiven. Additional deferment of both principal and interest payments has been granted to provide ample time to submit a loan forgiveness application. As of the filing date of this Form 10-Q, the Bank has paused their processing of forgiveness applications while they and the SBA make modifications to their systems and processes based on new provisions. We plan to submit a forgiveness application as soon as allowed.

On June 25, 2020, our Board of Directors authorized a share repurchase program under which the Company may repurchase up to 1,062,067 shares of the Company’s outstanding common stock through June 30, 2023, which equates to 15% of the Company’s outstanding shares of common stock as of June 25, 2020. As of December 31, 2020, we have repurchased 180,200 shares at a total cost of $1,143,356. Repurchases under the program may be made from time to time at the Company’s discretion and may be made in open market transactions, through block trades, in privately negotiated transactions and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or otherwise. The timing and actual number of shares repurchased pursuant to the program will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended or discontinued at any time.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 12 months.

CRITICAL ACCOUNTING ESTIMATES

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the fiscal quarter ended December 31, 2020. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended December 31, 2020 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended December 31, 2020

Part II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Q3 Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
October 1-31, 2020	37,072	$5.95	37,072
November 1-30, 2020	21,175	$5.96	21,175
December 1-31, 2020	54,672	$7.07	54,672
Total:	112,919			881,867

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

FRIEDMAN INDUSTRIES, INCORPORATED

Date: February 22, 2021	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)