Form 10-K
period 2021-03-31
FRIEDMAN INDUSTRIES INC
filed 2021-07-07
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

Texas	74-1504405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1121 Judson Road Suite 124, Longview, TX	75601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (903) 758-3431

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1 Par Value	FRD	NYSE American

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

Yes  ☐                 No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 2020 (based upon the closing price on the NYSE American on September 30, 2020) was approximately $42,802,000.

The number of shares of the registrant’s Common Stock outstanding at July 7, 2021 was 6,899,537 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 2021 — Part II.

Proxy Statement for the 2021 Annual Meeting of Shareholders of Friedman Industries, Incorporated — Part III.

PART I

Item 1.   Business

Friedman Industries, Incorporated (the “Company”), a Texas corporation incorporated in 1965, is a manufacturer and processor of steel products and operates in two reportable segments: coil products and tubular products. Significant financial information relating to the Company’s business segments for the last two years is contained in Note 13 of the Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2021, which financial statements are incorporated herein by reference in Item 8 hereof.

Coil Products

The coil product segment consists of the operation of two hot-rolled coil processing facilities; one in Hickman, Arkansas (“Hickman”) and the other in Decatur, Alabama (“Decatur”). The Hickman facility operates a temper mill and a cut-to-length line. The temper mill improves the flatness and surface qualities of the coils and the cut-to-length line levels the steel and cuts the coils into sheet and plate of prescribed lengths. The Hickman facility is capable of cutting sheet and plate with thicknesses ranging from 14 gauge to ½” thick in widths ranging from 36” wide to 72” wide. The Decatur facility previously operated a temper mill and a cut-to-length line but during the quarter ended June 30, 2020, the equipment was removed to allow the foundation to be prepared for a new stretcher leveler line. In March 2021, the new stretcher leveler line was placed into service. The estimated total cost of this project is $7,200,000 with approximately $6,733,000 having been paid as of March 31, 2021. The new equipment expands the coil segment’s processing capabilities to include material up to 96” wide and material of higher grades and will allow the Decatur facility to cut material that is up to ½” thick compared to the previous equipment’s capability of 5/16” thick. In addition, sheet and plate that has been stretcher leveled is preferable to some customers and applications compared to material that has been leveled through the temper mill process. The coil product segment sells its prime grade inventory under the Friedman Industries name but also maintains an inventory of non-standard coil products, consisting primarily of mill secondary and excess prime coils, which are sold through the Company’s XSCP division. The coil product segment also processes customer-owned coils on a fee basis.

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

On May 25, 2021, the Company announced plans for a new facility in Sinton, Texas that will be part of the coil product segment. The new facility will be on the campus of Steel Dynamics, Inc.'s ("SDI") new flat roll steel mill currently under construction in Sinton, Texas. The Company's new location will consist of an approximately 70,000 square foot building located on approximately 26.5 acres leased from SDI under a 99-year agreement. The Company has selected Red Bud Industries to build one of the world’s largest stretcher leveler cut-to-length lines, capable of handling material up to 1” thick, widths up to 96” and yields exceeding 100,000 psi. The Company expects the location to commence operations in April 2022 and estimates the total cost of the project to be $21 million.

The coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Products

The tubular product segment consists of the Company’s Texas Tubular Products division (“TTP”) located in Lone Star, Texas. TTP operates two electric resistance welded pipe mills with a combined outside diameter (“OD”) size range of 2 3/8” OD to 8 5/8” OD. Both pipe mills are American Petroleum Institute (“API”) licensed to manufacture line pipe and oil country pipe and also manufacture pipe for structural purposes that meets other recognized industry standards. TTP has an API licensed pipe finishing facility that threads and couples oil country tubular goods and performs other services that are customary in the pipe finishing process. The pipe finishing facility is currently idled due to market conditions. TTP’s inventory consists of raw materials and finished goods. Raw material inventory consists of hot-rolled steel coils that TTP will manufacture into pipe. Finished goods inventory consists of pipe TTP has manufactured and mill reject pipe that TTP purchased from U.S. Steel Tubular Products, Inc.

TTP purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Marketing

The following table sets forth the approximate percentage of total sales contributed by each group of products and services during each of the Company’s last two fiscal years:

Product and Service Groups	2021	2020
Coil Products	76%	70%
Tubular Products	24%	30%

Coil Products.  The Company sells coil products and processing services to approximately 200 customers located primarily in the midwestern, southwestern and southeastern regions of the United States. The Company’s principal customers for these products and services are steel distributors and customers manufacturing steel products such as steel buildings, railroad cars, barges, tanks and containers, trailers, component parts and other fabricated steel products. No individual coil products customer accounted for 10% or more of the Company's total sales for the fiscal year ended March 31, 2021. For the fiscal year ended March 31, 2020, sales of coil products to Trinity Industries, Inc. accounted for approximately 18% of the Company's total sales.

The Company sells substantially all of its coil products through its own sales force. At March 31, 2021, the sales force was comprised of the Vice President of Sales – Coil Divisions and four professional sales personnel. Sales personnel are paid on a salary and commission basis.

Tubular Products.  The Company sells its tubular products nationally to approximately 125 customers. The Company’s principal customers for these products are steel and pipe distributors. In fiscal years 2021 and 2020, no individual tubular customer accounted for 10% or more of the Company’s total sales.

The Company sells substantially all of its tubular products through its own sales force. At March 31, 2021, the sales force was comprised of the Vice President of Sales – Tubular Division and three professional sales personnel. Sales personnel are paid on a salary and commission basis.

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

Human Capital Resources

At March 31, 2021, the Company had 93 full-time employees and 1 part-time employee.

Executive Officers of the Company

The following table sets forth as of March 31, 2021, for each executive officer of the Company, the name, age, officer positions and arrangements with other persons regarding his selection as an officer, if any, and the period during which such officer has served in such capacity:

Name	Age	Position, Offices with the Company and Other Arrangements, if any
Michael J. Taylor	62

President and Chief Executive Officer since September 2019; formerly Interim President and Interim Chief Executive Officer since February 2019; Chairman of the Board of Directors since June 2017; member of the Board of Directors since December 2016

Alex LaRue	35

Chief Financial Officer – Secretary and Treasurer since March 2018; formerly Vice President — Secretary and Treasurer since 2014; formerly Assistant Vice President — Secretary and Treasurer since 2013; formerly Controller — Texas Tubular Products since 2011

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

Not required.

Item 2.  Properties

The principal real properties of the Company are described in the following table:

Location	Approximate Size	Ownership
Lone Star, Texas
Plant — Texas Tubular Products	161,000 sq. feet	Owned(1)
Offices — Texas Tubular Products	12,200 sq. feet	Owned(1)
Land — Texas Tubular Products	122.4 acres	Owned(1)
Longview, Texas
Offices	5,100 sq. feet	Leased(2)
Hickman, Arkansas
Plant and Warehouse — Coil Products	64,600 sq. feet	Owned(1)
Offices — Coil Products	2,500 sq. feet	Owned(1)
Land — Coil Products	26.2 acres	Owned(1)
Decatur, Alabama
Plant and Warehouse — Coil Products	48,000 sq. feet	Owned(1)
Offices — Coil Products	2,000 sq. feet	Owned(1)
Land — Coil Products	47.3 acres	Owned(1)
Sinton, Texas
Land — Coil Products	26.5 acres	Leased(3)

(1)	All of the Company’s owned real properties, plants and offices are held in fee and are not subject to any mortgage or deed of trust.
(2)	The office lease is with a non-affiliated party, expires on April 30, 2024, and requires a monthly rental payment by the Company of $4,878.
(3)	This lease is a 99 year lease with Steel Dynamics Inc. that calls for an annual rental payment of $1 and has an expiration date of February 19, 2120.

Item 3.  Legal Proceedings

The Company is not, and during fiscal year 2021 was not, a party to, nor is its property the subject of, any material pending legal proceedings.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded principally on the NYSE – American (Symbol: FRD).

Reference is hereby made to the sections of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2021, entitled “Description of Business — Range of High and Low Sales Prices of Common Stock” and “Description of Business — Cash Dividends Declared Per Share of Common Stock”, which sections are hereby incorporated herein by reference.

The approximate number of shareholders of record of Common Stock of the Company as of April 23, 2021 was 175. Because many of the Company’s common shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of individual shareholders represented by these record holders.

Item 6.  Selected Financial Data

Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2021, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and notes thereto of the Company included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2021, are hereby incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2021 and 2020

Consolidated Statements of Operations — Years ended March 31, 2021 and 2020

Consolidated Statements of Comprehensive Income (Loss) — Years ended March 31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity — Years ended March 31, 2021 and 2020

Consolidated Statements of Cash Flows — Years ended March 31, 2021 and 2020

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Information with respect to supplementary financial information relating to the Company appears in Note 15 — Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements incorporated herein by reference above in this Item 8 from the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2021.

The following supplementary schedule for the Company for the years ended March 31, 2021 and 2020, is included elsewhere in this report:

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended). We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to us is recorded, processed, summarized and reported to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report and, during the audit process related to the fiscal year ended March 31, 2021, identified a material weakness in our internal control over financial reporting. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

Notwithstanding the identified material weakness, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have determined, based on the procedures we have performed, that the audited consolidated financial statements included in this report fairly present in all material respects our financial condition and results of operations as of and for the years ended March 31, 2021 and 2020 in accordance with U.S. Generally Accepted Accounting Principles.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

During the audit process related to our fiscal year ended March 31, 2021, management, in connection with our independent auditors, identified a material weakness in our controls related to the review of the annual income tax provision prepared by a third-party firm. Specifically, we did not maintain effective controls to sufficiently review the completeness and accuracy of the annual tax provision. Our review was not sufficiently detailed to identify a material misstatement in deferred income taxes. The Company recorded an audit adjustment of approximately $3.5 million impacting the balance sheet items of deferred tax assets and accumulated other comprehensive loss. The audit adjustment caused the Company to change from a net deferred income tax liability position to a net deferred income tax asset position. Additionally, the Company’s review of the annual income tax provision did not include a process to sufficiently evaluate deferred tax assets to determine if a valuation allowance was necessary. The Company has since performed an analysis to consider if a valuation allowance is necessary in relation to the Company’s deferred tax assets and concluded that no valuation allowance is necessary due to anticipated recoverability through future taxable income.

Plan for Remediation of Material Weakness

Our Company is relatively small. As disclosed in our Form 10-K, we had 93 full-time employees as of March 31, 2021. Our accounting and finance team consisted of two degreed accountants as of March 31, 2021. Leading up to, and during the financial statement audit period, considerable time was expended by our accounting and finance team to finalize the asset-based credit facility described in Note 3 and to select our general contractor and equipment manufacturer related to our planned new facility in Sinton, Texas disclosed in Note 5 and to finalize contracts with such parties. This resulted in the Company falling behind in the timeline necessary to complete the audit process and regulatory filings in a timely manner. In an effort to meet regulatory deadlines, the Company did not perform a sufficient review of third-party materials. The Company concludes that the best remediation of the material weakness is an investment in human capital that will allow it to meet its regulatory requirements and growth objectives. On May 24, 2021, the Company hired an additional degreed accountant. The timing of this hire in relation to the audit process made it difficult for the hire to have a beneficial impact on the process related to our fiscal year end March 31, 2021. However, the Company believes the investment in human capital will provide sufficient remediation in future periods and the Company will continue to evaluate the appropriate level of staffing to ensure the controls over financial reporting are adhered to and the Company can meet its regulatory requirements in a timely manner.

We will continue to monitor the design and effectiveness of these procedures and controls and make any further changes the Company determines appropriate. We believe the additional investment in human capital described above will remediate the material weakness the Company has identified. However, this material weakness will not be considered remediated until the applicable remedial actions operate effectively for a sufficient period of time

Attestation Report of the Registered Public Accounting Firm

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our Company's independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except for the matter discussed above, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Except as otherwise set forth below, information with respect to Item 10 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2021 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2021 fiscal year.

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

Item 11.  Executive Compensation

Information with respect to Item 11 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2021 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2021 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The disclosure required pursuant to Item 201(d) of Regulation S-K is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2021 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2021 fiscal year.

Additional information with respect to Item 12 regarding equity compensation plan information relating to the Company is hereby incorporated herein by reference from Note 2 — Equity Compensation Plans and Capital Stock included in the Notes to Consolidated Financial Statements of the Company included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2021.

Security Ownership Information

The additional information with respect to Item 12 regarding the security ownership of certain beneficial owners and management, and related matters, is hereby incorporated herein by reference from the Company’s proxy statement in respect to the 2021 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2021 fiscal year.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information with respect to Item 13 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2021 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2021 fiscal year.

Item 14.  Principal Accountant Fees and Services

Information with respect to Item 14 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2021 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2021 fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents included in this report

1. Financial Statements

The following financial statements and notes thereto of the Company are included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2021, which is incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2021 and 2020

Consolidated Statements of Operations — Years ended March 31, 2021 and 2020

Consolidated Statements of Comprehensive Income (Loss) — Years ended March 31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity — Years ended March 31, 2021 and 2020

Consolidated Statements of Cash Flows — Years ended March 31, 2021 and 2020

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

3.3	—	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Form S-8 filed on December 21, 2016).

10.1	—	Friedman Industries, Incorporated 2016 Restricted Stock Plan (incorporated by reference from Exhibit 4.2 to the Company’s Form S-8 filed on December 21, 2016).

10.2	—	Form of Friedman Industries, Incorporated Restricted Stock Award Agreement (incorporated by reference from Exhibit 4.3 to the Company’s Form S-8 filed on December 21, 2016).

10.3	—	First Amendment to the Friedman Industries, Incorporated 2016 Restricted Stock Plan (incorporated by reference from Appendix C to the Company’s Form DEF 14A filed on July 26, 2019).

**10.4	—	Credit Agreement dated March 4, 2021 (referenced in the Company's Current Report on Form 8-K filed on March 10, 2021).

**10.5	—	Line of Credit Note dated March 4, 2021 (referenced in the Company's Current Report on Form 8-K filed on March 10, 2021).

**10.6	—	Security Agreement dated March 4, 2021 (referenced in the Company's Current Report on Form 8-K filed on March 10, 2021).

**10.7	—	First Amendment to Credit Agreement dated April 12, 2021.

**10.8	—	Note Modification Agreement dated April 12, 2021.

**10.9	—	Amended and Restated Credit Agreement dated May 19, 2021 (referenced in the Company's Current Report on Form 8-K filed on May 25, 2021).

**10.10	—	Pledge and Security Agreement dated May 19, 2021 (referenced in the Company's Current Report on Form 8-K filed on May 25, 2021).

**13.1	—	The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2021.

**14.1	—	Friedman Industries, Incorporated Code of Conduct and Ethics.

**21.1	—	List of Subsidiaries.

**23.1	—	Consent of Moss Adams LLP.

**31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

**31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

**32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

**32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

**101.INS	—	XBRL Instance Document.

**101.SCH	—	XBRL Taxonomy Schema Document.

**101.CAL	—	XBRL Calculation Linkbase Document.

**101.DEF	—	XBRL Definition Linkbase Document.

**101.LAB	—	XBRL Label Linkbase Document.

**101.PRE	—	XBRL Presentation Linkbase Document.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

By:	/S/ MICHAEL J. TAYLOR
Michael J. Taylor
President and Chief Executive Officer

Dated: July 7, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Friedman Industries, Incorporated in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL J. TAYLOR	President and Chief Executive Officer and	July 7, 2021
Michael J. Taylor	Director (Principal Executive Officer)

/S/ ALEX LARUE	Chief Financial Officer — Secretary and	July 7, 2021
Alex LaRue	Treasurer (Principal Financial Officer
and Principal Accounting Officer)

/S/ DURGA D. AGRAWAL	Director	July 7, 2021
Durga D. Agrawal

/S/ MAX REICHENTHAL	Director	July 7, 2021
Max Reichenthal

/S/ JOEL SPIRA	Director	July 7, 2021
Joel Spira

/S/ TIM STEVENSON	Director	July 7, 2021
Tim Stevenson

/S/ JOE L. WILLIAMS	Director	July 7, 2021
Joe L. Williams

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FRIEDMAN INDUSTRIES, INCORPORATED

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at	Charged to	Charged to
	Beginning	Costs and	Other Accounts—	Deductions—	Balance at
	of Period	Expenses	Describe(A)	Describe(B)	End of Period
Year ended March 31, 2021
Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$82,417	$—	$351,270	$400,853	$32,834
Year ended March 31, 2020
Allowance for doubtful accounts receivable and cash discounts (deducted from related asset account)	$29,178	$—	$677,652	$624,413	$82,417

(A)

Allowance for doubtful accounts charged to bad debt expense of $0 and $53,239 during fiscal years 2021 and 2020, respectively. Cash discounts allowed on sales and charged against revenue of $351,270 and $624,413 during fiscal years 2021 and 2020, respectively.

(B)

Accounts receivable written off of $49,583 and $0 during fiscal years 2021 and 2020, respectively. Cash discounts taken on sales of $351,270 and $624,413 during fiscal years 2021 and 2020, respectively.

S-1