Form 10-Q
period 2021-06-30
FRIEDMAN INDUSTRIES INC
filed 2021-08-23
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

At August 23, 2021, the number of shares outstanding of the issuer’s only class of stock was 6,899,537 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	JUNE 30, 2021	MARCH 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$890,858	$8,191,001
Accounts receivable, net of allowances for bad debts and cash discounts of $32,834 at June 30, and March 31, 2021	29,984,388	20,377,967
Inventories	67,176,033	36,016,093
Other current assets	33,001,422	12,949,574
TOTAL CURRENT ASSETS	131,052,701	77,534,635
PROPERTY, PLANT AND EQUIPMENT:
Land	1,179,831	1,179,831
Buildings and yard improvements	8,560,967	9,199,704
Machinery and equipment	34,025,160	35,253,000
Construction in process	2,687,807	9,614
Less accumulated depreciation	(28,573,603)	(30,180,893)
	17,880,162	15,461,256
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	296,336	148,494
Deferred income tax asset	6,337,656	1,864,424
TOTAL ASSETS	$155,566,855	$95,008,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$44,012,195	$15,185,038
Dividends payable	137,991	138,117
Contribution to retirement plan	100,000	50,000
Employee compensation and related expenses	4,680,580	2,643,538
Income taxes payable	3,622,124	1,455,099
Current portion of financing lease	103,185	102,689
Current portion of derivative liability	27,526,880	7,979,380
Current portion of Paycheck Protection Program loan	—	1,518,410
TOTAL CURRENT LIABILITIES	80,182,955	29,072,271
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	110,795	108,609
OTHER NON-CURRENT LIABILITIES	1,467,617	315,978
ASSET BASED LENDING FACILITY	10,863,213	—
LONG TERM PORTION OF PAYCHECK PROTECTION PROGRAM LOAN	—	171,975
TOTAL LIABILITIES	92,624,580	29,668,833
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1: Authorized shares — 10,000,000; Issued shares — 8,334,785 shares at June 30, and March 31, 2021	8,334,785	8,334,785
Additional paid-in capital	30,125,166	30,003,462
Accumulated other comprehensive loss	(24,881,178)	(11,187,841)
Treasury stock at cost (1,435,248 shares at June 30, and March 31, 2021)	(7,203,342)	(7,203,342)
Retained earnings	56,566,844	45,392,912
TOTAL STOCKHOLDERS’ EQUITY	62,942,275	65,339,976
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$155,566,855	$95,008,809

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2021	2020
Net Sales	$65,916,439	$23,524,600
Costs and expenses:
Costs of products sold	48,586,504	23,267,846
Selling, general and administrative	3,350,110	1,391,754
Interest expense	23,210	5,953
	51,959,824	24,665,553
EARNINGS (LOSS) FROM OPERATIONS	13,956,615	(1,140,953)
Other income, net	312,062	4,323
EARNINGS (LOSS) BEFORE INCOME TAXES	14,268,677	(1,136,630)
Provision for (benefit from) income taxes:
Current	3,067,888	(169,046)
Deferred	(111,008)	(108,722)
	2,956,880	(277,768)
NET EARNINGS (LOSS)	$11,311,797	$(858,862)

Weighted average number of common shares outstanding:
Basic	6,899,537	7,080,444
Diluted	6,899,537	7,080,444
Net earnings (loss) per share:
Basic	$1.64	$(0.12)
Diluted	$1.64	$(0.12)
Cash dividends declared per common share	$0.02	$0.02

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2021	2020
Net earnings (loss)	$11,311,797	$(858,862)
Other comprehensive loss:
Cash flow hedges, net of tax	(13,693,337)	—
	(13,693,337)	—
Comprehensive income (loss)	$(2,381,540)	$(858,862)

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2021	2020
OPERATING ACTIVITIES
Net earnings (loss)	$11,311,797	$(858,862)
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Depreciation	337,358	335,479
Deferred taxes	(111,008)	(108,722)
Compensation expense for restricted stock	121,704	110,813
Change in postretirement benefits	2,186	2,967
Lower of cost or net realizable value inventory adjustment	—	274,093
Loss recognized on open derivatives not designated for hedge accounting	2,953,960	—
Deferred realized loss on derivatives	(3,812,820)	—
Forgiveness of Paycheck Protection Program Loan	(1,706,614)	—
Decrease (increase) in operating assets:
Accounts receivable	(9,606,421)	1,235,255
Inventories	(31,159,940)	3,956,258
Federal income taxes recoverable	—	(148,701)
Other current assets	233,347	(103,899)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	29,300,241	(6,706,560)
Income taxes payable	2,167,025	—
Contribution to retirement plan	50,000	50,250
Employee compensation and related expenses	2,037,042	(98,083)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,117,857	(2,059,712)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,756,265)	(1,373,573)
Increase in cash surrender value of officers’ life insurance	(2,896)	(4,323)
NET CASH USED IN INVESTING ACTIVITIES	(2,759,161)	(1,377,896)
FINANCING ACTIVITIES
Paycheck Protection Program loan proceeds	—	1,690,385
Cash dividends paid	(137,991)	(141,609)
Cash paid for principal portion of finance lease	(25,486)	(25,000)
Asset based lending facility proceeds, net	10,863,213	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,699,736	1,523,776
INCREASE (DECREASE) IN CASH AND RESTRICED CASH	10,058,432	(1,913,832)
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	20,192,486	17,057,751
CASH AND RESTRICTED CASH AT END OF PERIOD	$30,250,918	$15,143,919

Cash and restricted cash at June 30, 2021 and March 31, 2021 included $29,360,060 and $12,001,485, respectively, of cash required to collateralize open derivative positions. These amounts are reported in "Other current assets" on the Company's consolidated balance sheets at June 30, 2021 and March 31, 2021. The Company did not have any restricted cash at June 30, 2020.

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes of Friedman Industries, Incorporated (the “Company”) included in its annual report on Form 10-K for the year ended March 31, 2021.

NOTE B — NEW ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies accounting for income taxes by revising or clarifying existing guidance in ASC 740, as well as removing certain exceptions within ASC 740. We adopted this guidance on April 1, 2021. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements.

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

A summary of inventory values by product group follows:

	June 30, 2021	March 31, 2021
Prime Coil Inventory	$57,557,963	$23,079,012
Non-Standard Coil Inventory	761,446	1,419,055
Tubular Raw Material	1,330,781	2,607,197
Tubular Finished Goods	7,525,843	8,910,829
	$67,176,033	$36,016,093

Tubular raw material inventory consists of hot-rolled steel coils that the Company will manufacture into pipe. Tubular finished goods inventory consists of pipe the Company has manufactured and new mill reject pipe the Company has purchased from U.S. Steel Tubular Products, Inc.

NOTE D – DEBT

On June 22, 2021, the Small Business Administration authorized full forgiveness of our Paycheck Protection Program loan. The gain of $1,706,614 from this extinguishment of debt included both principal and interest and is recorded as a component of "Other income, net" on the Company's Condensed Consolidated Statement of Operations for the three months ended June 30, 2021.

On March 8, 2021, the Company entered into a Credit Agreement providing for a $10 million revolving line of credit facility (the "Interim Credit Facility) with JPMorgan Chase Bank, N.A. (the "Bank"). The term of the Interim Credit Facility had an expiration date of July 15, 2021 because the Company was evaluating options for longer term credit arrangements. On April 14, 2021, the Company executed a first amendment to the Interim Credit Facility that increased the size of the facility from $10 million to $20 million. On May 19, 2021, the Company entered into an Amended and Restated Credit Agreement with the Bank that amends and restates the Interim Credit Facility and provides for asset-based revolving loans in an aggregate principal amount up to $40 million (the "ABL Facility"). The ABL Facility matures on May 19, 2026 and replaced the Interim Credit Facility in its entirety. The ABL Facility is secured by substantially all of the assets of the Company and borrowings bear interest at a rate equal to LIBOR plus 1.7% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 85% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory and plus (c) a machinery and equipment component that is the lesser of 85% of the net orderly liquidating value of eligible equipment or the machinery and equipment component limit which is initially $5 million and reduces over the term of the facility. The ABL Facility contains a financial covenant restricting the Company from allowing its fixed charge coverage ratio be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased by up to an aggregate of $10 million, in minimum increments of $5 million. At June 30, 2021, the Company had a balance of $10,863,213 under the ABL Facility with an applicable interest rate of 1.79%. At  June 30, 2021, the Company's borrowing base calculation provided full access to the ABL Facility and the Company was in compliance with all covenants related to the ABL Facility.

 NOTE E — LEASES

The Company’s lease of its office space in Longview, Texas is the only operating lease included in the Company's right-of-use ("ROU") asset and lease liability. The lease calls for monthly rent payments of $4,878 and expires on April 30, 2024. The Company’s other operating leases for items such as IT equipment and storage space are either short-term in nature or immaterial.

In October 2019, the Company received a new heavy-duty forklift under a 5-year finance lease arrangement with a financed amount of $518,616 and a monthly payment of $9,074.

The components of expense related to leases for the three months ended June 30, 2021 and 2020 are as follows:

	THREE MONTHS ENDED JUNE 30,
	2021	2020
Finance lease – amortization of ROU asset	$25,487	$25,000
Finance lease – interest on lease liability	1,736	2,223
Operating lease expense	14,634	12,384
	$41,857	$39,607

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of June 30, 2021 and March 31, 2021:

	June 30, 2021	March 31, 2021	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$150,045	$4,850	Other assets
Finance lease right-of-use asset	475,397	481,880	Property, plant & equipment
Total right-of-use assets	$625,442	$486,730
Liabilities
Operating lease liability, current	$49,604	$4,850	Accrued expenses
Finance lease liability, current	103,185	102,689	Current portion of finance lease
Operating lease liability, non-current	100,441	—	Other non-current liabilities
Finance lease liability, non-current	239,575	265,557	Other non-current liabilities
Total lease liabilities	$492,805	$373,096

As of June 30, 2021, the weighted-average remaining lease term was 2.8 years for operating leases and 3.3 years for finance leases. The weighted average discount rate was 7% for operating leases and 1.9% for finance leases.

Maturities of lease liabilities as of June 30, 2021 were as follows:

	Operating Leases	Finance Leases
Fiscal 2022 (remainder of fiscal year)	43,902	81,669
Fiscal 2023	58,536	108,888
Fiscal 2024	58,536	108,888
Fiscal 2025	4,878	54,445
Fiscal 2026	—	—
Total undiscounted lease payments	$165,852	$353,890
Less: imputed interest	(15,807)	(11,130)
Present value of lease liability	$150,045	$342,760

NOTE F — PROPERTY, PLANT AND EQUIPMENT

On May 25, 2021, the Company announced plans for a new facility in Sinton, Texas that will be part of the coil product segment. The new facility will be on the campus of Steel Dynamics, Inc.'s ("SDI") new flat roll steel mill currently under construction in Sinton, Texas. The Company's new location will consist of an approximately 70,000 square foot building located on approximately 26.5 acres leased from SDI under a 99-year agreement with an annual rental payment of $1. The Company has selected Red Bud Industries to build a stretcher leveler cut-to-length line for the facility that is capable of handling material up to 1” thick, widths up to 96” and yields exceeding 100,000 psi. The Company expects the location to commence operations in April 2022 and estimates the total cost of the project to be $21 million. At June 30, 2021, the Company had spent $2,687,807 on this project with this amount reported as "Construction in process" on the Condensed Consolidated Balance Sheet. During the three months ended June 30, 2021 the Company wrote off fully depreciated fixed assets that were no longer in use with an original cost and accumulated depreciation of approximately $1,944,650.

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

The following table summarizes the activity related to restricted stock awards for the three months ended June 30, 2021:

		Weighted Average
	Number of Shares	Grant Date Fair Value Per Share
Unvested at March 31, 2021	339,625	$6.07
Cancelled or forfeited	—	—
Granted	—	—
Vested	(25,000)	4.41
Unvested at June 30, 2021	314,625	$6.20

Compensation expense is recognized over the requisite service period applicable to each award. The Company recorded compensation expense of $121,704 and $110,813 in the three months ended June 30, 2021 and 2020, respectively, relating to the stock awards issued under the Plan. As of June 30, 2021, unrecognized compensation expense related to stock awards was approximately $744,296, which is expected to be recognized over a weighted average period of approximately 2.6 years. As of June 30, 2021, a total of 140,375 shares were still available to be issued under the Plan.

NOTE H — DERIVATIVE FINANCIAL INSTRUMENTS

In June 2020, the Company implemented its first commodity price risk management activities by transacting hot-rolled coil futures. From time to time, we expect to use derivative financial instruments to minimize our exposure to commodity price risk that is inherent in our business. At the time derivative contracts are entered into, we assess whether the nature of the instrument qualifies for hedge accounting treatment according to the requirements of ASC 815 – Derivatives and Hedging (“ASC 815”). By using derivatives, the Company is exposed to credit and market risk. The Company’s exposure to credit risk includes the counterparty’s failure to fulfill its performance obligations under the terms of the derivative contract. The Company attempts to minimize its credit risk by entering into transactions with high quality counterparties, and uses exchange-traded derivatives when available. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in commodity prices. The Company manages market risk by continually monitoring exposure within its risk management strategy and portfolio. For those transactions designated as hedging instruments for accounting purposes, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of hedged items.

From time to time, derivatives designated for hedge accounting may be closed prior to contract expiration. The accounting treatment of closed positions depends on whether the closure occurred due to the hedged transaction occurring early or if the hedged transaction is still expected to occur as originally forecasted. For hedged transactions that occur early, the closure results in the realized gain or loss from closure being recognized in the same period the accelerated hedged transaction affects earnings. For hedged transactions that are still expected to occur as originally forecasted, the closure results in the realized gain or loss being deferred until the hedged transaction affects earnings.

If it is determined that hedged transactions associated with cash flow hedges are no longer probable of occurring, the gain or loss associated with the instrument is recognized immediately into earnings.

From time to time, we may have derivative financial instruments for which we do not elect hedge accounting.

The Company has a forward physical purchase supply agreement in place with one of its suppliers for a portion of its monthly physical steel needs. This supply agreement is not subject to mark-to-market accounting due to the Company electing the normal purchase normal sale exclusion provided in ASC 815.

At June 30, 2021 and  March 31, 2021, the Company held hot-rolled coil futures contracts which were designated as hedging instruments and classified as cash flow hedges, either as hedges of variable purchase prices or as hedges of variable sales prices. Accordingly, realized and unrealized gains and losses associated with the instruments are reported as a component of other comprehensive income and reclassified into earnings during the period in which the hedged transaction affects earnings. During the three months ended June 30, 2021, some of the Company's cash flow hedges were closed prior to expiration but the hedged transactions were still expected to occur as originally forecasted resulting in the realized gain or loss being deferred in other comprehensive income until the hedged transactions occur and affect earnings. During the three months ended June 30, 2021, the Company also entered into hot-rolled coil futures contracts that were not designated as hedging instruments for accounting purposes. Accordingly, the change in fair value related to these instruments was immediately recognized in earnings.

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of June 30, 2021:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives designated as cash flow hedges:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts hedging purchases	Other current assets	$1,686,400
Hot-rolled coil steel contracts hedging sales	Other current assets	$200	Current portion of derivative liability	$24,572,920
Hot-rolled coil steel contracts hedging sales			Other non-current liabilities	$1,127,600

Derivatives not designated as hedging instruments:
Hot-rolled coil steel contracts	Other current assets	$500	Current portion of derivative liability	$2,953,960

All derivatives are presented on a gross basis on the Consolidated Balance Sheet.

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of March 31, 2021:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives designated as cash flow hedges:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts hedging purchases	Other current assets	$530,640
Hot-rolled coil steel contracts hedging sales	Other current assets	$91,760	Current portion of derivative liability	$7,890,700
Hot-rolled coil steel contracts hedging sales			Other non-current liabilities	$50,420

Derivatives not designated as hedging instruments:
Hot-rolled coil steel contracts			Current portion of derivative liability	$88,680

All derivatives are presented on a gross basis on the Consolidated Balance Sheet.

At June 30, 2021, the Company reported $1,861,920 in "Other current assets" on its Consolidated Balance Sheet related to futures contracts for the month of  June 2021 that reached expiration but were pending cash settlement. At  March 31, 2021, the Company reported $501,360 in "Accounts payable and accrued expenses" on its Consolidated Balance Sheet related to futures contracts for the month of   March 2021  that had reached expiration but were pending cash settlement.

The notional amounts (quantities) of our cash flow hedges outstanding at June 30, 2021 consisted of 7,180 tons hedging purchases with maturity dates ranging from July 2021 to August 2021 and 38,520 tons hedging sales with maturity dates ranging from September 2021 to December 2022.

The following table summarizes the pre-tax loss recognized in accumulated other comprehensive income at June 30, 2021 and the gain (loss) reclassified from accumulated other comprehensive loss into earnings during the three months ended June 30, 2021 for derivative financial instruments designated as cash flow hedges:

	Pre-Tax Loss	Location of Gain (Loss) Reclassified	Pre-Tax Gain (Loss) Reclassified from
	Recognized in AOCI	from AOCI into Net Earnings	AOCI into Net Earnings
Hot-rolled coil steel contracts	$(32,807,460)	Sales	$(5,098,020)
		Costs of goods sold	1,582,200
Total	$(32,807,460)		$(3,515,820)

The estimated amount of losses recognized in AOCI at June 30, 2021 expected to be reclassified into net earnings (loss) within the succeeding twelve months is $31,544,060. This amount consists of $8,794,040 in realized losses associated with closed hedges and $22,750,020 associated with open hedges that was computed using the fair value of the cash flow hedges as of June 30, 2021 and is subject to change before actual reclassification from AOCI to net earnings (loss).

The following table summarizes the loss recognized in earnings for derivative instruments not designated as hedging instruments during the three months ended June 30, 2021:

		Loss Recognized in Earnings
	Location of Loss	for Quarter Ended
	Recognized in Earnings	June 30, 2021
Hot-rolled coil steel contracts	Other income, net	$(1,388,960)

The notional amount (quantity) of our derivative instruments not designated as hedging instruments at June 30, 2021 consisted of 5,820 tons of short positions with maturity dates ranging from September 2021 to October 2021.

The following table reflects the change in accumulated other comprehensive income (loss), net of tax, for the three months ended June 30, 2021:

Gain (Loss) on
Derivatives
Balance at March 31, 2021	$(11,187,841)
Other comprehensive loss, net of income, before reclassification	(16,359,735)
Total loss reclassified from AOCI (1)	2,666,398
Net current period other comprehensive loss	(13,693,337)
Balance at June 30, 2021	$(24,881,178)

(1) The loss reclassified from AOCI is presented net of taxes of $849,422 which are included in provision for (benefit from) income taxes on the Company's Consolidated Statement of Operations for the three months ended June 30, 2021.

At  June 30, 2021 and  March 31, 2021, cash of $29,360,060 and $12,001,485, respectively, was required to collateralize our open derivative positions. These cash requirements are included in "Other current assets" on the Company's Consolidated Balance Sheets at  June 30, 2021 and  March 31, 2021.

The Company had no cash flow hedges during the three months ended June 30, 2020, thus no AOCI or other comprehensive income or loss related to hedges.

NOTE I — FAIR VALUE MEASUREMENTS

Accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

●	Level 1 – Quoted prices for identical assets and liabilities in active markets.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At  June 30, 2021, our financial liabilities, net, measured at fair value on a recurring basis were as follows:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(26,967,380)	$—	$—	$(26,967,380)
Total	$(26,967,380)	$—	$—	$(26,967,380)

At  March 31, 2021, our financial liabilities, net, measured at fair value on a recurring basis were as follows:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(7,407,400)	$—	$—	$(7,407,400)
Total	$(7,407,400)	$—	$—	$(7,407,400)

At  June 30, 2021 and  March 31, 2021, the Company did not have any fair value measurements on a non-recurring basis.

NOTE J — SEGMENT INFORMATION (in thousands)

	THREE MONTHS ENDED
	JUNE 30,
	2021	2020
Net sales
Coil	$52,695	$15,433
Tubular	13,221	8,092
Total net sales	$65,916	$23,525

Operating profit (loss)
Coil	$13,256	$(459)
Tubular	2,600	59
Total operating profit (loss)	15,856	(400)
General corporate expenses	1,876	735
Interest expenses	23	6
Other income, net	312	4
Total earnings (loss) before income taxes	$14,269	$(1,137)

	June 30, 2021	March 31, 2021
Segment assets
Coil	$109,328	$56,670
Tubular	15,594	17,884
	124,922	74,554
Corporate assets	30,645	20,455
	$155,567	$95,009

Operating profit (loss) is total net sales less operating expenses, excluding general corporate expenses, interest expense and other income. General corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate and accounting salaries, professional fees and services, bad debts, retirement plan contribution expense, corporate insurance expenses, restricted stock plan compensation expense and office supplies. Other income for the three months ended June 30, 2021 consisted primarily of a $1,706,614 gain from the PPP Loan forgiveness partially offset by a $1,388,960 loss related to derivatives not designated for hedge accounting. Corporate assets consist primarily of cash, restricted cash and the cash value of officers’ life insurance. Although inventory is transferred at cost between product groups, there are no sales between product groups.

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

The Company has two reportable segments: Coil and Tubular. Coil primarily generates revenue from cutting to length hot-rolled steel coils. Coil segment revenue consists of three main product types: Prime Coil, Non-Standard Coil and Customer Owned Coil. Tubular primarily generates revenue from the manufacture, distribution and processing of steel pipe. Tubular segment revenue consists of three main product or service types: Manufactured Pipe, Mill Reject Pipe and Pipe Finishing Services. The Company did not generate any revenue from pipe finishing services during either of the three month periods ended June 30, 2021 or June 30, 2020. The pipe finishing facility is currently idled due to market conditions. The following table disaggregates our revenue by product for each of our reportable business segments for the three months ended June 30, 2021 and 2020, respectively:

	THREE MONTHS ENDED JUNE 30,
	2021	2020
Coil Segment:
Prime Coil	49,751,884	13,307,468
Non-standard Coil	2,823,203	1,941,003
Customer Owned Coil	119,643	184,313
	52,694,730	15,432,784
Tubular Segment:
Manufactured Pipe	9,606,810	7,161,850
Mill Reject Pipe	3,614,899	929,966
	13,221,709	8,091,816

NOTE L — STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for each of the quarters ended  June 30, 2021 and June 30, 2020:

		Accumulated
		Other	Additional
	Common	Comprehensive	Paid-In	Treasury	Retained
	Stock	Loss	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2021	$8,334,785	$(11,187,841)	$30,003,462	$(7,203,342)	$45,392,912	$65,339,976
Net earnings	—	—	—	—	11,311,797	11,311,797
Other comprehensive loss	—	(13,693,337)	—	—	—	(13,693,337)
Paid in capital – restricted stock awards	—	—	121,704	—	—	121,704
Cash dividends ($0.02 per share)	—	—	—	—	(137,865)	(137,865)
BALANCE AT JUNE 30, 2021	$8,334,785	$(24,881,178)	$30,125,166	$(7,203,342)	$56,566,844	$62,942,275

		Accumulated
		Other	Additional
	Common	Comprehensive	Paid-In	Treasury	Retained
	Stock	Loss	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2020	$8,295,160	$—	$29,565,416	$(5,525,964)	$34,530,755	$66,865,367
Net loss	—	—	—	—	(858,862)	(858,862)
Issuance of restricted stock	11,000	—	—	—	—	11,000
Paid in capital – restricted stock awards	—	—	99,814	—	—	99,814
Cash dividends ($0.02 per share)	—	—	—	—	(143,229)	(143,229)
BALANCE AT JUNE 30, 2020	$8,306,160	$—	$29,665,230	$(5,525,964)	$33,528,664	$65,974,090

NOTE M — OTHER COMPREHENSIVE INCOME

The following table summarizes the tax effects on each component of Other Comprehensive Loss for the periods presented:

	THREE MONTHS ENDED JUNE 30, 2021
	Before-Tax	Tax Benefit	Net-of-Tax

Cash flow hedges	$(18,055,560)	$4,362,223	$(13,693,337)
Other comprehensive loss	$(18,055,560)	$4,362,223	$(13,693,337)

For the three month period ended June 30, 2020, the Company did not have transactions to report in comprehensive income.

NOTE N — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of approximately $23,000 during the three months ended June 30, 2021 and $6,000 during the three months ended June 30, 2020. The Company paid income taxes of approximately $616,000 during the three months ended June 30, 2021 and did not pay any during the three months ended June 30, 2020.

NOTE O — INCOME TAXES

For the three months ended June 30, 2021, the Company recorded an income tax provision of $2,956,880, or 20.7% of earnings before income taxes, compared to a tax benefit of $277,768, or 24.4% of loss before income taxes for the three months ended June 30, 2020. Typically, the Company’s effective tax rate differs from the federal statutory rate due to the inclusion of state tax expenses or benefits in the provision. However, for the three months ended June 30, 2021, the Company’s effective tax rate was approximately equal to the federal statutory rate due primarily to the inclusion of state tax expenses in the provision being offset due to exclusion of the non-taxable gain associated with forgiveness of the Company’s PPP Loan from the provision. For the 2020 quarter, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax benefits in the provision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Friedman Industries, Incorporated is a manufacturer and processor of steel products and operates in two reportable segments; coil products and tubular products.

The coil product segment includes the operation of two hot-rolled coil processing facilities; one in Hickman, Arkansas and the other in Decatur, Alabama. The Hickman facility operates a temper mill and a cut-to-length line. The temper mill improves the flatness and surface qualities of the coils and the cut-to-length line levels the steel and cuts the coils into sheet and plate of prescribed lengths. The Hickman facility is capable of cutting sheet and plate with thicknesses ranging from 14 gauge to ½” thick in widths ranging from 36” wide to 72” wide. The Decatur facility underwent an equipment replacement project during our fiscal year ended March 31, 2021 and now operates a stretcher leveler cut-to-length line that was placed into service in March 2021. This new equipment expands the coil segment’s processing capabilities to include material up to 96” wide and material of higher grades and will allow the Decatur facility to cut material that is up to ½” thick compared to the previous equipment’s capability of 5/16” thick. In addition, sheet and plate that has been stretcher leveled is preferable to some customers and applications compared to material that has been leveled through the temper mill process. The coil product segment sells its prime grade inventory under the Friedman Industries name but also maintains an inventory of non-standard coil products, consisting primarily of mill secondary and excess prime coils, which are sold through the Company’s XSCP division. The coil product segment also processes customer-owned coils on a fee basis.

On May 25, 2021, the Company announced plans for the construction of a new facility in Sinton, Texas that will be part of the coil product segment. The new facility will be on the campus of Steel Dynamics, Inc.'s ("SDI") new flat roll steel mill currently under construction in Sinton, Texas. The Company's new location will consist of an approximately 70,000 square foot building located on approximately 26.5 acres leased from SDI under a 99-year agreement. The lease agreement calls for an annual rental payment of $1. The Company has selected Red Bud Industries to build one of the world’s largest stretcher leveler cut-to-length lines, capable of handling material up to 1” thick, widths up to 96” and yields exceeding 100,000 psi. The Company expects the location to commence operations in April 2022 and estimates the total cost of the project to be $21 million with approximately $2,688,000 having been spent as of June 30, 2021. The Company expects to fund the remainder of the Sinton capital expenditure through a combination of cash generated from operations and funds drawn under the ABL Facility.

The tubular product segment consists of the Company’s Texas Tubular Products division (“TTP”) located in Lone Star, Texas. TTP operates two electric resistance welded pipe mills with a combined outside diameter (“OD”) size range of 2 3/8” OD to 8 5/8” OD. Both pipe mills are American Petroleum Institute (“API”) licensed to manufacture line pipe and oil country pipe and also manufacture pipe for structural purposes that meets other recognized industry standards. TTP has an API licensed pipe finishing facility that threads and couples oil country tubular goods and performs other services that are customary in the pipe finishing process. The pipe finishing facility is currently idled due to market conditions. TTP’s inventory consists of raw materials and finished goods. Raw material inventory consists of hot-rolled steel coils that TTP will manufacture into pipe. Finished goods inventory consists of pipe TTP has manufactured and new mill reject pipe that TTP purchased from U.S. Steel Tubular Products, Inc.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

During the three months ended June 30, 2021 (the “2021 quarter”), sales, costs of goods sold and gross profit increased $42,391,839, $25,318,658 and $17,073,181, respectively, compared to the amounts recorded during the three months ended June 30, 2020 (the “2020 quarter”). The increase in sales was related to both an increase in the average per ton selling price and an increase in tons sold. Tons sold increased from approximately 38,000 tons in the 2020 quarter to approximately 54,000 tons in the 2021 quarter. Sale volume for the 2020 quarter was negatively impacted by both the initial effects of the COVID-19 pandemic and the removal of the processing equipment at the Decatur, AL facility for an equipment replacement project. For the 2021 quarter, sales volume had recovered well from the initial pandemic decline and because the new Decatur equipment was operational. Discussion of the change in sales is expanded upon at the segment level in the following paragraphs. Gross profit increased from $256,754 for the 2020 quarter to $17,329,935 for the 2021 quarter. Gross profit as a percentage of sales increased from approximately 1.1% in the 2020 quarter to approximately 26.3% in the 2021 quarter. Gross profit for the 2021 quarter was reduced by $3,515,820 in recognized losses associated with hedging activities while the 2020 quarter did not have any significant recognized hedging related gains or losses. Excluding the recognized hedging losses, gross profit related to physical material as a percentage of sales was approximately 29.4% for the 2021 quarter. Our operating results are significantly impacted by the market price of hot-rolled steel coil. The improved results for the 2021 quarter were driven by a historic rise in steel prices with prices for the 2021 quarter being approximately 200% higher than prices for the 2020 quarter. The impact of this rise in steel prices on each of our segments is discussed further in the following paragraphs.

Coil Segment

Coil product segment sales for the 2021 quarter totaled $52,694,730 compared to $15,432,784 for the 2020 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales and any sales generated from processing of customer owned material. Coil segment sales for the 2021 quarter were reduced by $4,685,680 for the recognition of hedging related losses. Coil segment sales for the 2020 quarter were not impacted by any hedging related gains or losses. Sales generated from processing of customer owned material totaled $119,643 for the 2021 quarter compared to $184,313 for the 2020 quarter. Sales generated from coil segment inventory, excluding the impact of any hedging related gains or losses, totaled $57,260,767 for the 2021 quarter compared to $15,248,471 for the 2020 quarter. The average per ton selling price related to these shipments increased from approximately $566 per ton in the 2020 quarter to approximately $1,462 per ton in the 2021 quarter. Inventory tons sold increased from approximately 27,000 tons in the 2020 quarter to approximately 39,000 tons in the 2021 quarter. Sales volume for the 2020 quarter was significantly impacted by the onset of the COVID-19 pandemic with volume for the 2020 quarter being down approximately 30% compared to pre-pandemic average volumes for the fiscal year ended March 31, 2020 ("fiscal 2020"). Volume for the 2021 quarter was approximately 3% higher than pre-pandemic average volumes for fiscal 2020.Volume for the 2021 quarter benefitted from the new equipment at the Decatur facility being placed into service in March 2021. The prior equipment at the Decatur facility was removed during the 2020 quarter for the equipment replacement project. We have been pleased with the initial customer response to Decatur's new capabilities. Sales volume for the Decatur plant averaged approximately 2,800 tons per month for the 2021 quarter. Based on prior years with the prior equipment in place, the Decatur plant's average monthly sales volume was approximately 1,700 tons. The Decatur plant is currently staffed to operate a single shift with a monthly processing capability of approximately 5,500 tons based on operating a single shift. Coil segment operations recorded an operating profit of approximately $13,256,000 for the 2021 quarter compared to an operating loss of approximately $459,000 for the 2020 quarter. Operating results for the 2021 quarter benefitted from a significant increase in steel prices and associated improvement in our margins. Operating profit for the 2021 quarter includes recognized losses on hedging activities of approximately $3,103,000 while the Company did not have any significant hedging related gains or losses affecting operating results for the 2020 quarter. The 2020 quarter was negatively impacted by low margins associated with declines in hot-rolled steel prices.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2021 quarter totaled $13,221,709 compared to $8,091,816 for the 2020 quarter. Sales increased due to both an increase in the volume sold and an increase in the average selling price per ton. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales. Tubular segment sales for the 2021 quarter were reduced by $412,340 for the recognition of hedging related losses. Tubular segment sales for the 2020 quarter were not impacted by any hedging related gains or losses. Sales generated from tubular segment inventory, excluding the impact of any hedging related gains or losses, totaled $13,634,049 for the 2021 quarter compared to $8,091,816 for the 2020 quarter. The average per ton selling price related to these shipments increased from approximately $723 per ton in the 2020 quarter to approximately $930 per ton in the 2021 quarter. Tons sold increased from approximately 11,000 tons in the 2020 quarter to approximately 14,500 in the 2021 quarter. Sales volume for the 2020 quarter was significantly impacted by the onset of the COVID-19 pandemic with volume for the 2020 quarter being down approximately 23% compared to pre-pandemic average volumes for fiscal 2020. Volume for the 2021 quarter was approximately 6% higher than pre-pandemic average volumes for fiscal 2020. The tubular segment operations recorded operating profits of approximately $2,600,000 and $59,000 for the 2021 and 2020 quarters, respectively. Operating results for the 2021 quarter benefitted from a significant increase in steel prices and associated improvement in our margins. Operating profit for the 2021 quarter includes recognized losses on hedging activities of approximately $412,000 while the Company did not have any significant hedging related gains or losses affecting operating results for the 2020 quarter. The 2020 quarter was negatively impacted by low margins associated with declines in hot-rolled steel prices and weak energy industry conditions.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business. In March 2020, U.S. Steel announced the idling of their Lone Star Tubular Operations which is our sole supplier of mill reject pipe. U.S. Steel's facility was idled as announced and the Company's receipts of mill reject pipe ceased in August 2020. At June 30, 2021, we had approximately 14,600 tons of mill reject inventory which we believe to be approximately one year of inventory. We expect the idling to have a negative impact on our operations as we eventually sell out of inventory. For the 2021 quarter, sales of mill reject pipe totaled approximately $3,615,000 and accounted for approximately $1,333,000 of the tubular segment's operating profit for the period with approximately $377,000 of allocated operating, administrative and selling expenses included in the calculation of operating profit related to mill reject pipe. For the fiscal year ended March 31, 2021, sales of mill reject pipe totaled approximately $5,283,645 and accounted for approximately $1,313,000 of the tubular segment's operating profit for the period with approximately $802,000 of allocated operating, administrative and selling expenses included in the calculation of operating profit related to mill reject pipe.

General, Selling and Administrative Costs

During the 2021 quarter, general, selling and administrative costs increased $1,958,400 compared to the 2020 quarter. The increase was related primarily to incentive compensation associated with increased earnings and professional fees.

Other Income

During the 2021 quarter, the Company reported other income of $312,062. This income consists primarily of a $1,706,614 gain associated with the forgiveness of the Company's Paycheck Protection Program loan partially offset by a loss of $1,388,960 on derivative instruments not designated for hedge accounting.

Income Taxes

Income taxes increased from a benefit for the 2020 quarter of $277,768 to a provision for the 2021 quarter of $2,956,880. This increase was related primarily to the shift from a loss before taxes for the 2020 quarter to having earnings before tax for the 2021 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s current ratio was 1.6 at June 30, 2021 and 2.7 at March 31, 2021. Working capital was $50,869,746 at June 30, 2021 and $48,462,364 at March 31, 2021.

During the three months ended June 30, 2021, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Accounts receivable, inventories and accounts payable increased significantly due primarily to the significant increase in steel prices. Inventories and accounts payable were also impacted by the timing of inventory receipts. Derivative liabilities are primarily associated with short positions on hot-rolled coil futures. Derivative liabilities increased significantly due to the pricing of hot-rolled coil futures increasing significantly after executing these positions. Cash increased primarily from financing provided under the Company's credit facility and cash provided by operating activities partially offset by the purchase of property, plant and equipment. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

In June 2021, the Small Business Administration authorized full forgiveness of the Company's Paycheck Protection Program loan.

On March 8, 2021, the Company entered into a Credit Agreement providing for a $10 million revolving line of credit facility (the "Interim Credit Facility) with JPMorgan Chase Bank, N.A. (the "Bank"). The term of the Interim Credit Facility had an expiration date of July 15, 2021 because the Company was evaluating options for longer term credit arrangements. On April 12, 2021, the Company executed a first amendment to the Interim Credit Facility that increased the size of the facility from $10 million to $20 million. On May 19, 2021, the Company entered into an Amended and Restated Credit Agreement with the Bank that amends and restates the Interim Credit Facility and provides for asset-based revolving loans in an aggregate principal amount up to $40 million (the "ABL Facility"). The ABL Facility matures on May 19, 2026 and replaced the Interim Credit Facility. The ABL Facility is secured by substantially all of the assets of the Company and interest shall accrue on outstanding borrowings at a rate equal to LIBOR plus 1.7% per annum. More details regarding the ABL Facility may be found in Note D. As of the filing date of this Form 10-Q, the Company had borrowings of $23,381,289 outstanding under the ABL Facility and the Company had full access to the ABL Facility.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 12 months.

DERIVATIVE CONTRACTS

From time to time, the Company may use futures contracts to partially manage exposure to commodity price risk. The Company elects hedge accounting for some of its derivatives and classifies the transactions as either cash flow hedges or fair value hedges. All of the derivatives designated for hedge accounting during the 2021 quarter were classified as cash flow hedges. From time to time, the Company may also transact futures contracts where hedge accounting is not elected. For the 2021 quarter, the Company recognized losses related to derivatives designated for hedge accounting of $3,515,820 and recognized losses related to derivatives not designated for hedge accounting of $1,388,960. See Note H for further information.

OUTLOOK

The Company expects margins to remain strong for its second quarter ending September 30, 2021 and expects improvement in operating results compared to the first quarter. As of the filing date of this Form 10-Q, hot-rolled steel prices have risen approximately 10% since June 30, 2021 and the Company expects prices will continue to rise through September 30, 2021.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant estimates and judgements include forecasted purchases of hot-rolled coil and forecasted sales of prime coil inventory and manufactured pipe inventory in relation to hedging activities and the fair value of the pipe-finishing facility, when impaired. From time to time, the Company hedges these forecasted purchases and sales and may designate those transactions for hedge accounting. If the actual volume of these purchases and sales differs from the forecasted volumes, it may impact the application of hedge accounting related to those transactions and may disallow the use of hedge accounting on a go forward basis. Determination of forecasted purchases of hot-rolled coil and forecasted sales of prime coil inventory and manufactured pipe inventory require the Company to make assumptions related to customer demand and the volume and timing of inventory purchases. The pipe-finishing facility impairment analysis requires assumptions related to future operations of the facility and estimates related to the replacement cost and value in exchange for the assets. Actual results could differ from these estimates.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because the Company has not yet completed its remediation of the material weakness previously identified and disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Notwithstanding the identified material weakness, the Company's management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition and results of operations for the quarters ended June 31, 2021 and 2020 in accordance with U.S. Generally Accepted Accounting Principles.

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

Plan for Remediation of Material Weakness

Our Company is relatively small with104 employees as of the filing date of this Quarter Report on Form 10-Q. Our accounting and finance team consisted of two degreed accountants as of March 31, 2021. Leading up to, and during the financial statement audit period, considerable time was expended by our accounting and finance team to finalize the ABL facility and to select our general contractor and equipment manufacturer related to our planned new facility in Sinton, Texas and to finalize contracts with such parties. This resulted in the Company falling behind in the timeline necessary to complete the audit process and regulatory filings in a timely manner. In an effort to meet regulatory deadlines, the Company did not perform a sufficient review of third-party materials. The Company concludes that the best remediation of the material weakness is an investment in human capital that will allow it to meet its regulatory requirements and growth objectives. On May 24, 2021, the Company hired an additional degreed accountant. The timing of this hire in relation to the audit process made it difficult for the hire to have a beneficial impact on the process related to our fiscal year end March 31, 2021. However, the Company believes the investment in human capital will provide sufficient remediation in future periods and the Company will continue to evaluate the appropriate level of staffing to ensure the controls over financial reporting are adhered to and the Company can meet its regulatory requirements in a timely manner.

We will continue to monitor the design and effectiveness of these procedures and controls and make any further changes the Company determines appropriate. We believe the additional investment in human capital described above will remediate the material weakness the Company has identified. However, this material weakness will not be considered remediated until the applicable remedial actions operate effectively for a sufficient period of time.

Changes in Internal Controls over Financial Reporting

Except as discussed above, there were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended June 30, 2021

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

3.3	—	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Form S-8 filed on December 21, 2016).

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

101.INS	—	Inline XBRL Instance Document.

101.SCH	—	Inline XBRL Taxonomy Schema Document.

101.CAL	—	Inline XBRL Calculation Linkbase Document.

101.DEF	—	Inline XBRL Definition Linkbase Document.

101.LAB	—	Inline XBRL Label Linkbase Document.

101.PRE	—	Inline XBRL Presentation Linkbase Document.

104	—	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

Date: August 23, 2021	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)