Form 10-Q
period 2021-09-30
FRIEDMAN INDUSTRIES INC
filed 2021-11-19
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

At November 19, 2021, the number of shares outstanding of the issuer’s only class of stock was 6,905,537 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	SEPTEMBER 30, 2021	MARCH 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$2,943,597	$8,191,001
Accounts receivable, net of allowances for bad debts and cash discounts of $32,834 at September 30, and March 31, 2021	32,333,608	20,377,967
Inventories	67,737,618	36,016,093
Current portion of derivative assets	1,832,840	622,400
Other current assets	6,807,381	12,327,174
TOTAL CURRENT ASSETS	111,655,044	77,534,635
PROPERTY, PLANT AND EQUIPMENT:
Land	1,179,831	1,179,831
Buildings and yard improvements	8,567,916	9,199,704
Machinery and equipment	30,375,429	35,253,000
Construction in process	5,994,357	9,614
Less accumulated depreciation	(25,340,164)	(30,180,893)
	20,777,369	15,461,256
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	287,154	148,494
Deferred income tax asset	5,102,939	1,864,424
TOTAL ASSETS	$137,822,506	$95,008,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$26,748,702	$15,185,038
Dividends payable	138,111	138,117
Contribution to retirement plan	150,000	50,000
Employee compensation and related expenses	4,354,803	2,643,538
Income taxes payable	3,331,540	1,455,099
Current portion of financing lease	103,684	102,689
Current portion of derivative liability	4,600,440	7,979,380
Current portion of Paycheck Protection Program loan	—	1,518,410
TOTAL CURRENT LIABILITIES	39,427,280	29,072,271
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	112,982	108,609
OTHER NON-CURRENT LIABILITIES	3,368,756	315,978
ASSET BASED LENDING FACILITY	14,578,487	—
LONG TERM PORTION OF PAYCHECK PROTECTION PROGRAM LOAN	—	171,975
TOTAL LIABILITIES	57,487,505	29,668,833
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1: Authorized shares — 10,000,000; Issued shares — 8,340,785 shares and 8,334,785 shares at September 30, and March 31, 2021, respectively	8,340,785	8,334,785
Additional paid-in capital	30,245,203	30,003,462
Accumulated other comprehensive loss	(20,653,993)	(11,187,841)
Treasury stock at cost (1,435,248 shares at September 30, and March 31, 2021)	(7,203,342)	(7,203,342)
Retained earnings	69,606,348	45,392,912
TOTAL STOCKHOLDERS’ EQUITY	80,335,001	65,339,976
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,822,506	$95,008,809

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020
Net Sales	$92,570,895	$24,861,680	$158,487,334	$48,386,280
Costs and expenses:
Costs of products sold	62,875,913	23,770,583	111,462,417	47,038,429
Selling, general and administrative	5,290,055	1,401,888	8,640,165	2,793,642
Interest expense	72,296	6,255	95,506	12,208
	68,238,264	25,178,726	120,198,088	49,844,279
EARNINGS (LOSS) FROM OPERATIONS	24,332,631	(317,046)	38,289,246	(1,457,999)
Other income (loss), net	(6,840,317)	4,325	(6,528,255)	8,648
EARNINGS (LOSS) BEFORE INCOME TAXES	17,492,314	(312,721)	31,760,991	(1,449,351)
Provision for (benefit from) income taxes:
Current	4,426,619	46,005	7,494,507	(123,041)
Deferred	(111,919)	(108,721)	(222,927)	(217,443)
	4,314,700	(62,716)	7,271,580	(340,484)
NET EARNINGS (LOSS)	$13,177,614	$(250,005)	$24,489,411	$(1,108,867)

Weighted average number of common shares outstanding:
Basic	6,903,450	7,067,898	6,901,504	7,074,137
Diluted	6,903,450	7,067,898	6,901,504	7,074,137
Net earnings (loss) per share:
Basic	$1.91	$(0.04)	$3.55	$(0.16)
Diluted	$1.91	$(0.04)	$3.55	$(0.16)
Cash dividends declared per common share	$0.02	$0.02	$0.04	$0.04

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020
Net earnings (loss)	$13,177,614	$(250,005)	$24,489,411	$(1,108,867)
Other comprehensive income (loss):
Cash flow hedges, net of tax	4,227,185	—	(9,466,152)	—
	4,227,185	—	(9,466,152)	—
Comprehensive income (loss)	$17,404,799	$(250,005)	$15,023,259	$(1,108,867)

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	SIX MONTHS ENDED SEPTEMBER 30,
	2021	2020
OPERATING ACTIVITIES
Net earnings (loss)	$24,489,411	$(1,108,867)
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Depreciation	663,164	530,968
Deferred taxes	(222,927)	(217,443)
Compensation expense for restricted stock	247,741	221,627
Change in postretirement benefits	4,373	5,933
Lower of cost or net realizable value inventory adjustment	—	274,093
Gain recognized on open derivatives not designated for hedge accounting	(1,551,840)	—
Deferred realized loss on derivatives	(17,052,580)	—
Forgiveness of Paycheck Protection Program Loan	(1,706,614)	—
Decrease (increase) in operating assets:
Accounts receivable	(11,955,641)	426,318
Inventories	(31,721,525)	8,894,641
Federal income taxes recoverable	—	(109,230)
Other current assets	(1,274,124)	(1,075,916)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	11,801,806	(4,199,863)
Income taxes payable	1,876,441	—
Contribution to retirement plan	100,000	100,500
Employee compensation and related expenses	1,711,265	(26,484)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(24,591,050)	3,716,277
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,905,751)	(2,933,637)
Proceeds from sale of assets	160,542	—
Increase in cash surrender value of officers’ life insurance	(5,791)	(8,647)
NET CASH USED IN INVESTING ACTIVITIES	(2,751,000)	(2,942,284)
FINANCING ACTIVITIES
Paycheck Protection Program loan proceeds	—	1,690,385
Cash dividends paid	(275,981)	(283,218)
Cash paid for principal portion of finance lease	(51,097)	(50,121)
Cash paid for share repurchases	—	(410,221)
Asset based lending facility proceeds	14,578,487	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,251,409	946,825
INCREASE (DECREASE) IN CASH AND RESTRICED CASH	(13,090,641)	1,720,818
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	20,192,486	17,057,751
CASH AND RESTRICTED CASH AT END OF PERIOD	$7,101,845	$18,778,569

Cash and restricted cash at September 30, 2021 and March 31, 2021 included $4,158,248 and $12,001,485, respectively, of cash required to collateralize open derivative positions. These amounts are reported in "Other current assets" on the Company's consolidated balance sheets at September 30, 2021 and March 31, 2021. At September 30, 2021, the Company had a margin call position of $422,877 to further collateralize open derivative positions. This margin requirement was funded subsequent to quarter end. The Company had $118,125 in restricted cash at September 30, 2020.

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

A summary of inventory values by product group follows:

	September 30, 2021	March 31, 2021
Prime Coil Inventory	$55,050,920	$23,079,012
Non-Standard Coil Inventory	1,307,105	1,419,055
Tubular Raw Material	6,596,781	2,607,197
Tubular Finished Goods	4,782,812	8,910,829
	$67,737,618	$36,016,093

Tubular raw material inventory consists of hot-rolled steel coils that the Company will manufacture into pipe. Tubular finished goods inventory consists of pipe the Company has manufactured and new mill reject pipe the Company has purchased from U.S. Steel Tubular Products, Inc.

NOTE D – DEBT

          On June 22, 2021, the Small Business Administration authorized full forgiveness of our Paycheck Protection Program loan. The gain of $1,706,614 from this extinguishment of debt included both principal and interest and is recorded as a component of "Other income (loss), net" on the Company's Condensed Consolidated Statement of Operations for the six months ended September 30, 2021.

On March 8, 2021, the Company entered into a Credit Agreement providing for a $10 million revolving line of credit facility (the "Interim Credit Facility) with JPMorgan Chase Bank, N.A. (the "Bank"). The term of the Interim Credit Facility had an expiration date of July 15, 2021 because the Company was evaluating options for longer term credit arrangements. On April 14, 2021, the Company executed a first amendment to the Interim Credit Facility that increased the size of the facility from $10 million to $20 million. On May 19, 2021, the Company entered into an Amended and Restated Credit Agreement with the Bank that amends and restates the Interim Credit Facility and provides for asset-based revolving loans in an aggregate principal amount up to $40 million (the "ABL Facility"). The ABL Facility matures on May 19, 2026 and replaced the Interim Credit Facility in its entirety. The ABL Facility is secured by substantially all of the assets of the Company and borrowings bear interest at a rate equal to LIBOR plus 1.7% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 85% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory and plus (c) a machinery and equipment component that is the lesser of 85% of the net orderly liquidating value of eligible equipment or the machinery and equipment component limit which is initially $5 million and reduces over the term of the facility. The ABL Facility contains a financial covenant restricting the Company from allowing its fixed charge coverage ratio be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased by up to an aggregate of $10 million, in minimum increments of $5 million. At  September 30, 2021, the Company had a balance of $14,578,487 under the ABL Facility with an applicable interest rate of 1.79%. At  September 30, 2021, the Company's borrowing base calculation provided full access to the ABL Facility and the Company was in compliance with all covenants related to the ABL Facility.

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

The components of expense related to leases for the three and six months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Finance lease – amortization of ROU asset	$25,610	$25,121	$51,097	$50,121
Finance lease – interest on lease liability	1,613	2,102	3,349	4,325
Operating lease expense	14,634	14,634	29,268	27,018
	$41,857	$41,857	$83,714	$81,464

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$137,967	$4,850	Other assets
Finance lease right-of-use asset	468,914	481,880	Property, plant & equipment
Total right-of-use assets	$606,881	$486,730
Liabilities
Operating lease liability, current	$50,477	$4,850	Accrued expenses
Finance lease liability, current	103,684	102,689	Current portion of finance lease
Operating lease liability, non-current	87,490	—	Other non-current liabilities
Finance lease liability, non-current	213,466	265,557	Other non-current liabilities
Total lease liabilities	$455,117	$373,096

As of September 30, 2021, the weighted-average remaining lease term was 2.6 years for operating leases and 3.0 years for finance leases. The weighted average discount rate was 7% for operating leases and 1.9% for finance leases.

Maturities of lease liabilities as of September 30, 2021 were as follows:

	Operating Leases	Finance Leases
Fiscal 2022 (remainder of fiscal year)	29,268	54,446
Fiscal 2023	58,536	108,888
Fiscal 2024	58,536	108,888
Fiscal 2025	4,878	54,445
Fiscal 2026	—	—
Total undiscounted lease payments	$151,218	$326,667
Less: imputed interest	(13,251)	(9,517)
Present value of lease liability	$137,967	$317,150

NOTE F — PROPERTY, PLANT AND EQUIPMENT

On May 25, 2021, the Company announced plans for a new facility in Sinton, Texas that will be part of the coil product segment. The new facility will be on the campus of Steel Dynamics, Inc.'s ("SDI") new flat roll steel mill currently under construction in Sinton, Texas. The Company's new location will consist of an approximately 70,000 square foot building located on approximately 26.5 acres leased from SDI under a 99-year agreement with an annual rental payment of $1. The Company has selected Red Bud Industries to build a stretcher leveler cut-to-length line for the facility that is capable of handling material up to 1” thick, widths up to 96” and yields exceeding 100,000 psi. The Company expects the location to commence operations in April 2022 and estimates the total cost of the project to be $21 million. At  September 30, 2021, the Company's construction in process related to the Sinton project was $5,994,357 consisting of $2,760,289 in cash payments and $3,234,068 of accrued capital expenditures.

During the three and six months ended September 30, 2021, the Company wrote off fully depreciated fixed assets that were no longer in use with an original cost and accumulated depreciation of approximately $115,578 and $2,060,226, respectively. During the three months ended September 30, 2021, the Company disposed of the temper mill that was taken out of the Decatur facility prior to the new stretcher leveler coil processing line being installed. The Company received $160,542 in proceeds from the disposal of the equipment which had an original cost of $3,604,209 and accumulated depreciation of $3,447,465.

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

The following table summarizes the activity related to restricted stock awards for the six months ended September 30, 2021:

		Weighted Average
	Number of Shares	Grant Date Fair Value Per Share
Unvested at March 31, 2021	339,625	$6.07
Cancelled or forfeited	—	—
Granted	6,000	13.00
Vested	(25,000)	4.41
Unvested at September 30, 2021	320,625	$6.33

Compensation expense is recognized over the requisite service period applicable to each award. The Company recorded compensation expense of $247,741 and $221,627 in the six months ended September 30, 2021 and 2020, respectively, relating to the stock awards issued under the Plan. As of September 30, 2021, unrecognized compensation expense related to stock awards was approximately $696,921, which is expected to be recognized over a weighted average period of approximately 2.6 years. As of September 30, 2021, a total of 134,375 shares were still available to be issued under the Plan.

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

At September 30, 2021 and  March 31, 2021, the Company held hot-rolled coil futures contracts which were designated as hedging instruments and classified as cash flow hedges, either as hedges of variable purchase prices or as hedges of variable sales prices. Accordingly, realized and unrealized gains and losses associated with the instruments are reported as a component of other comprehensive income and reclassified into earnings during the period in which the hedged transaction affects earnings. During the three and six month periods ended  September 30, 2021, some of the Company's cash flow hedges were closed prior to expiration but the hedged transactions were still expected to occur as originally forecasted resulting in the realized gain or loss being deferred in other comprehensive income until the hedged transactions occur and affect earnings. At September 30, 2021, the Company removed some derivative instruments from hedge accounting due to the hedged transactions no longer being expected to occur. This was the result of the Company reducing its forecasted sales for the quarter ending December 31, 2021 due to anticipated customer reaction to plateauing and declining steel prices. Since these hedged sales are no longer expected to occur, a loss of $9,930,720 associated with these instruments was immediately recognized into earnings and is reported as a component of “Other income (loss), net” on the Condensed Consolidated Statement of Operations. During the three and six month periods ended September 30, 2021, the Company also entered into hot-rolled coil futures contracts that were not designated as hedging instruments for accounting purposes. Accordingly, the change in fair value related to these instruments was immediately recognized in earnings.

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of September 30, 2021:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives designated as cash flow hedges:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts hedging sales	Current portion of derivative assets	$1,282,600	Current portion of derivative liability	$4,549,120
Hot-rolled coil steel contracts hedging sales			Other non-current liabilities	$67,800

Derivatives not designated as hedging instruments:
Hot-rolled coil steel contracts	Current portion of derivative assets	$550,240	Current portion of derivative liability	$51,320

All derivatives are presented on a gross basis on the Consolidated Balance Sheet.

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of March 31, 2021:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives designated as cash flow hedges:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts hedging purchases	Current portion of derivative assets	$530,640
Hot-rolled coil steel contracts hedging sales	Current portion of derivative assets	$91,760	Current portion of derivative liability	$7,890,700
Hot-rolled coil steel contracts hedging sales			Other non-current liabilities	$50,420

Derivatives not designated as hedging instruments:
Hot-rolled coil steel contracts			Current portion of derivative liability	$88,680

All derivatives are presented on a gross basis on the Consolidated Balance Sheet.

At September 30, 2021, the Company reported $1,049,320 in "Other current assets" on its Consolidated Balance Sheet related to futures contracts for the month of  September 2021 that reached expiration but were pending cash settlement. At  March 31, 2021, the Company reported $501,360 in "Accounts payable and accrued expenses" on its Consolidated Balance Sheet related to futures contracts for the month of March 2021 that had reached expiration but were pending cash settlement.

The notional amounts (quantities) of our cash flow hedges outstanding at September 30, 2021 consisted of 22,500 tons hedging sales with maturity dates ranging from January 2022 to December 2022.

The following table summarizes the pre-tax loss recognized in other comprehensive income and the gain (loss) reclassified from accumulated other comprehensive loss into earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

	Pre-Tax Gain (Loss)	Location of Gain (Loss) Reclassified	Pre- Tax Gain (Loss) Reclassified from
	Recognized in OCI	from AOCI into Net Earnings	AOCI into Net Earnings
For the three months ended September 30, 2021:
Hot-rolled coil steel contracts	$1,557,820	Sales	$(3,086,780)
		Costs of goods sold	9,001,500
Total	$1,557,820		$5,914,720

For the six months ended September 30, 2021:
Hot-rolled coil steel contracts	$(20,013,560)	Sales	$(8,184,800)
		Costs of goods sold	10,583,700
Total	$(20,013,560)		$2,398,900

The estimated amount of losses recognized in AOCI at September 30, 2021 expected to be reclassified into net earnings (loss) within the succeeding twelve months is $26,353,840. This amount consists of $23,467,120 in realized losses associated with closed hedges and $2,886,720 associated with open hedges that was computed using the fair value of the cash flow hedges as of September 30, 2021 and is subject to change before actual reclassification from AOCI to net earnings (loss).

The following table summarizes the loss recognized in earnings for derivative instruments not designated as hedging instruments during the three and six month periods ended September 30, 2021:

		Loss Recognized in Earnings
	Location of Loss	for the Three Months Ended
	Recognized in Earnings	September 30, 2021
Hot-rolled coil steel contracts	Other income (loss), net	$(6,830,780)

		Loss Recognized in Earnings
	Location of Loss	for the Six Months Ended
	Recognized in Earnings	September 30, 2021
Hot-rolled coil steel contracts	Other income (loss), net	$(8,219,740)

The notional amount (quantity) of our derivative instruments not designated as hedging instruments at September 30, 2021 consisted of 9,160 tons of long positions with maturity dates ranging from October 2021 to  January 2022 and 3,440 tons of short positions with maturity dates ranging from October 2021 to December 2022.

The following table reflects the change in accumulated other comprehensive income (loss), net of tax, for the six months ended September 30, 2021:

Gain (Loss) on
Derivatives
Balance at March 31, 2021	$(11,187,841)
Other comprehensive loss, net of income, before reclassification	(15,178,284)
Total loss reclassified from AOCI (1)	5,712,132
Net current period other comprehensive loss	(9,466,152)
Balance at September 30, 2021	$(20,653,993)

(1) The loss reclassified from AOCI is presented net of taxes of $1,819,688 which are included in provision for (benefit from) income taxes on the Company's Consolidated Statement of Operations for the six month period ended September 30, 2021.

At  September 30, 2021 and  March 31, 2021, cash of $4,158,248 and $12,001,485, respectively, was held by our clearing agent to collateralize our open derivative positions. These cash requirements are included in "Other current assets" on the Company's Consolidated Balance Sheets at  September 30, 2021 and  March 31, 2021. At September 30, 2021, the Company had a margin call position of $422,877 to further collateralize open derivative positions. This margin requirement was funded subsequent to quarter end.

The Company had no cash flow hedges during the three and six months ended September 30, 2020, thus no AOCI or other comprehensive income or loss related to hedges.

NOTE I — FAIR VALUE MEASUREMENTS

Accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

●	Level 1 – Quoted prices for identical assets and liabilities in active markets.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At  September 30, 2021, our financial liabilities, net, measured at fair value on a recurring basis were as follows:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(2,835,400)	$—	$—	$(2,835,400)
Total	$(2,835,400)	$—	$—	$(2,835,400)

At  March 31, 2021, our financial liabilities, net, measured at fair value on a recurring basis were as follows:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(7,407,400)	$—	$—	$(7,407,400)
Total	$(7,407,400)	$—	$—	$(7,407,400)

At  September 30, 2021 and  March 31, 2021, the Company did not have any fair value measurements on a non-recurring basis.

NOTE J — SEGMENT INFORMATION (in thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales
Coil	$78,324	$18,456	$131,019	$33,889
Tubular	14,247	6,406	27,468	14,497
Total net sales	$92,571	$24,862	$158,487	$48,386

Operating profit (loss)
Coil	$24,273	$751	$37,529	$291
Tubular	1,997	(344)	4,598	(285)
Total operating profit	26,270	407	42,127	6
General corporate expenses	1,866	718	3,742	1,452
Interest expense	72	6	96	12
Other income (loss), net	(6,840)	4	(6,528)	9
Total earnings (loss) before income taxes	$17,492	$(313)	$31,761	$(1,449)

	September 30, 2021	March 31, 2021
Segment assets
Coil	$112,826	$56,670
Tubular	17,399	17,884
	130,225	74,554
Corporate assets	7,598	20,455
	$137,823	$95,009

Operating profit is total net sales less operating expenses, excluding general corporate expenses, interest expense and other income (loss). General corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate and accounting salaries, professional fees and services, bad debts, retirement plan contribution expense, corporate insurance expenses, restricted stock plan compensation expense and office supplies. Other income (loss) for the three months ended September 30, 2021 consisted primarily of a $6,830,780 loss related to derivatives not designated for hedge accounting. Other income (loss) for the six months ended September 30, 2021 consisted primarily of a $8,219,740 loss related to derivatives not designated for hedge accounting partially offset by a $1,706,614 gain from the PPP Loan forgiveness. Corporate assets consist primarily of cash, restricted cash and the cash value of officers’ life insurance. Although inventory is transferred at cost between product groups, there are no sales between product groups.

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

The Company has two reportable segments: Coil and Tubular. Coil primarily generates revenue from cutting to length hot-rolled steel coils. Coil segment revenue consists of three main product types: Prime Coil, Non-Standard Coil and Customer Owned Coil. Tubular primarily generates revenue from the manufacture, distribution and processing of steel pipe. Tubular segment revenue consists of three main product or service types: Manufactured Pipe, Mill Reject Pipe and Pipe Finishing Services. The Company did not generate any revenue from pipe finishing services during either of the three month or six month periods ended September 30, 2021 or September 30, 2020. The pipe finishing facility is currently idled due to market conditions. The following table disaggregates our revenue by product for each of our reportable business segments for the three and six month periods ended  September 30, 2021 and 2020, respectively:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Coil Segment:
Prime Coil	74,928,149	17,049,230	124,507,742	30,356,698
Non-standard Coil	3,028,787	1,201,135	5,851,990	3,142,138
Customer Owned Coil	366,991	205,721	658,925	390,034
	78,323,927	18,456,086	131,018,657	33,888,870
Tubular Segment:
Manufactured Pipe	11,376,626	5,296,334	20,983,436	12,458,184
Mill Reject Pipe	2,870,342	1,109,260	6,485,241	2,039,226
	14,246,968	6,405,594	27,468,677	14,497,410

NOTE L — STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for each of the six month periods ended  September 30, 2021 and September 30, 2020:

		Accumulated
		Other
		Comprehensive	Additional
	Common	Loss,	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2021	$8,334,785	(11,187,841)	$30,003,462	$(7,203,342)	$45,392,912	$65,339,976
Net earnings	—	—	—	—	11,311,797	11,311,797
Other comprehensive loss	—	(13,693,337)	—	—	—	(13,693,337)
Paid in capital – restricted stock awards	—	—	121,704	—	—	121,704
Cash dividends ($0.02 per share)	—	—	—	—	(137,865)	(137,865)
BALANCE AT JUNE 30, 2021	$8,334,785	$(24,881,178)	$30,125,166	$(7,203,342)	$56,566,844	$62,942,275
Net earnings	—	—	—	—	13,177,614	13,177,614
Other comprehensive income	—	4,227,185	—	—	—	4,227,185
Issuance of restricted stock	6,000	—	(6,000)	—	—	—
Paid in capital – restricted stock awards	—	—	126,037	—	—	126,037
Cash dividends ($0.02 per share)	—	—	—	—	(138,110)	(138,110)
BALANCE AT SEPTEMBER 30, 2021	$8,340,785	$(20,653,993)	$30,245,203	$(7,203,342)	$69,606,348	$80,335,001

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income,	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2020	$8,295,160	—	$29,565,416	$(5,525,964)	$34,530,755	$66,865,367
Net loss	—	—	—	—	(858,862)	(858,862)
Issuance of restricted stock	11,000	—	(11,000)	—	—	—
Paid in capital – restricted stock awards	—	—	110,814	—	—	110,814
Cash dividends ($0.02 per share)	—	—	—	—	(143,229)	(143,229)
BALANCE AT JUNE 30, 2020	$8,306,160	$—	$29,665,230	$(5,525,964)	$33,528,664	$65,974,090
Net loss	—	—	—	—	(250,005)	(250,005)
Paid in capital – restricted stock awards	—	—	110,813	—	—	110,813
Repurchase of shares	—	—	—	(410,221)	—	(410,221)
Cash dividends ($0.02 per share)	—	—	—	—	(143,181)	(143,181)
BALANCE AT SEPTEMBER 30, 2020	$8,306,160	$—	$29,776,043	$(5,936,185)	$33,135,478	$65,281,496

NOTE M — OTHER COMPREHENSIVE INCOME

The following table summarizes the tax effects on each component of Other Comprehensive Income (Loss) for the periods presented:

	Three Months Ended September 30,
	2021
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$5,573,820	$(1,346,635)	$4,227,185
Other comprehensive income (loss)	$5,573,820	$(1,346,635)	$4,227,185

	Six Months Ended September 30,
	2021
	Before-Tax	Tax Benefit	Net-of-Tax

Cash flow hedges	$(12,481,740)	$3,015,588	$(9,466,152)
Other comprehensive income (loss)	$(12,481,740)	$3,015,588	$(9,466,152)

For the six month period ended September 30, 2020, the Company did not have transactions to report in comprehensive income.

NOTE N — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of approximately $96,000 during the six months ended September 30, 2021 and $12,000 during the six months ended September 30, 2020. The Company paid income taxes of approximately $5,645,000 and $10,000 during the six months ended September 30, 2021 and  September 30, 2020, respectively.  At September 30, 2021, the “Construction in process” balance of $5,994,357 consisted of $3,234,068 of accrued capital expenditures for which cash outlay had not occurred.

NOTE O — INCOME TAXES

For the six months ended September 30, 2021, the Company recorded an income tax provision of $7,271,580, or 22.9% of earnings before income taxes, compared to a tax benefit of $340,484, or 23.5% of loss before income taxes for the six months ended September 30, 2020. Typically, the Company’s effective tax rate differs from the federal statutory rate due to the inclusion of state tax expenses or benefits in the provision. However, for the six months ended September 30, 2021, the Company’s effective tax rate differed from the federal statutory rate due to a combination of the inclusion of state tax expenses in the provision and the exclusion of the non-taxable gain associated with forgiveness of the Company’s PPP Loan from the provision. For the six months ended September 30, 2020, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax benefits in the provision.

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

On May 25, 2021, the Company announced plans for the construction of a new facility in Sinton, Texas that will be part of the coil product segment. The new facility will be on the campus of Steel Dynamics, Inc.'s ("SDI") new flat roll steel mill currently under construction in Sinton, Texas. The Company's new location will consist of an approximately 70,000 square foot building located on approximately 26.5 acres leased from SDI under a 99-year agreement. The lease agreement calls for an annual rental payment of $1. The Company has selected Red Bud Industries to build one of the world’s largest stretcher leveler cut-to-length lines, capable of handling material up to 1” thick, widths up to 96” and yields exceeding 100,000 psi. The Company expects the location to commence operations in April 2022 and estimates the total cost of the project to be $21 million. At September 30, 2021, the Company's construction in process related to the Sinton project was $5,994,357 consisting of $2,760,289 in cash payments and $3,234,068 of accrued capital expenditures. The Company expects to fund the remainder of the Sinton capital expenditure through a combination of cash generated from operations and funds drawn under the ABL Facility. After an initial ramp up period during calendar 2022, the Company expects the facility’s annual shipments could be in the range of 110,000 tons to 140,000 tons for calendar 2023.

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

Results of Operations

Six Months Ended September 30, 2021 Compared to Six Months Ended September 30, 2020

During the six months ended September 30, 2021 (the “ 2021 period”), sales, costs of goods sold and gross profit increased $110,101,054, $64,423,988 and $45,677,066, respectively, compared to the amounts recorded during the six months ended September 30, 2020 (the “ 2020 period”). The increase in sales was related to both an increase in the average per ton selling price and an increase in tons sold. Tons sold increased from approximately 81,500 tons for the 2020 period to approximately 108,500 tons for the 2021 period. Sales volume for the 2020 period was negatively impacted by both the initial effects of the COVID-19 pandemic and the removal of the processing equipment at the Decatur, AL facility for an equipment replacement project. For the 2021 period, sales volume recovered well from the initial pandemic decline and because the new Decatur equipment was operational. Discussion of the change in sales is expanded upon at the segment level in the following paragraphs. Gross profit increased from $1,347,851 for the 2020 period to $47,024,917 for the 2021 period. Gross profit as a percentage of sales increased from approximately 2.8% for the 2020 period to approximately 29.7% for the 2021 period. Gross profit for the 2021 period included $2,398,900 of recognized net gains associated with hedging activities while the 2020 period did not have any significant recognized hedging related gains or losses. Excluding the effect of hedging activities, gross profit related to physical material as a percentage of sales was approximately 26.8% for the 2021 period. Our operating results are significantly impacted by the market price of hot-rolled steel coil. The improved results for the  2021 period were driven by a historic rise in steel prices with prices for the 2021 period being approximately 245% higher than prices for the 2020 period. The impact of this rise in steel prices on each of our segments is discussed further in the following paragraphs.

Coil Segment

Coil product segment sales for the 2021 period totaled $131,018,657 compared to $33,888,870 for the 2020 period. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales and any sales generated from processing of customer owned material. Coil segment sales for the 2021 period were reduced by $7,751,460 for the recognition of hedging related losses. Coil segment sales for the 2020 period were not impacted by any hedging related gains or losses. Sales generated from processing of customer owned material totaled $658,925 for the 2021 period compared to $390,034 for the 2020 period. Sales generated from coil segment inventory, excluding the impact of any hedging related gains or losses, totaled $138,111,192 for the 2021 period compared to $33,498,836 for the 2020 period. The average per ton selling price related to these shipments increased from approximately $556 per ton for the 2020 period to approximately $1,681 per ton for the 2021 period. Inventory tons sold increased from approximately 60,000 tons in the 2020 period to approximately 82,000 tons in the 2021 period. Sales volume for the 2020 period was significantly impacted by the onset of the COVID-19 pandemic with volume for the 2020 period being down approximately 21% compared to pre-pandemic average volumes for the fiscal year ended March 31, 2020 ("fiscal 2020"). Volume for the 2021 period was approximately 8% higher than pre-pandemic average volumes for fiscal 2020. Volume for the 2021 period benefitted from the new equipment at the Decatur facility being placed into service in March 2021. The prior equipment at the Decatur facility was removed during the 2020 period for the equipment replacement project. We have been pleased with the initial customer response to Decatur's new capabilities. Sales volume for the Decatur plant averaged approximately 2,800 tons per month for the 2021 period. Based on prior years with the prior equipment in place, the Decatur plant's average monthly sales volume was approximately 1,700 tons. The Decatur plant is currently staffed to operate a single shift with a monthly processing capability of approximately 5,500 tons based on operating a single shift. Coil segment operations recorded an operating profit of approximately $37,529,000 for the 2021  period compared to an operating profit of approximately $291,000 for the  2020 period. Operating results for the 2021 period benefitted from a significant increase in steel prices and associated improvement in our margins. Operating profit for the 2021 period includes recognized net profit on hedging activities of approximately $2,609,000 while the Company did not have any significant hedging related gains or losses affecting operating results for the  2020 period. The 2020 period was negatively impacted by low margins associated with declines in hot-rolled steel prices.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2021 period totaled $27,468,677 compared to $14,497,410 for the 2020 period. Sales increased due to both an increase in the volume sold and an increase in the average selling price per ton. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales. Tubular segment sales for the 2021 period were reduced by $433,340 for the recognition of hedging related losses. Tubular segment sales for the 2020 period were not impacted by any hedging related gains or losses. Sales generated from tubular segment inventory, excluding the impact of any hedging related gains or losses, totaled $27,902,017 for the 2021 period compared to $14,497,410 for the 2020 period. The average per ton selling price related to these shipments increased from approximately $680 per ton in the 2020 period to approximately $1,060 per ton in the 2021 period. Tons sold increased from approximately 21,000 tons in the  2020 period to approximately 26,500 tons in the  2021 period. Sales volume for the 2020 period was significantly impacted by the onset of the COVID-19 pandemic with volume for the 2020 period being down approximately 26% compared to pre-pandemic average volumes for fiscal 2020. Volume for the 2021 period was approximately 4% lower than pre-pandemic average volumes for fiscal 2020. The tubular segment operations recorded operating profit of approximately $4,598,000 for the  2021 period compared to an operating loss of approximately $285,000 for the   2020 period. Operating results for the 2021 period benefitted from a significant increase in steel prices and associated improvement in our margins. Operating profit for the 2021 period includes recognized net losses on hedging activities of approximately $210,000 while the Company did not have any significant hedging related gains or losses affecting operating results for the  2020 period. The 2020 period was negatively impacted by low margins associated with declines in hot-rolled steel prices and weak energy industry conditions.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business. In March 2020, U.S. Steel announced the idling of their Lone Star Tubular Operations which was our sole supplier of mill reject pipe. U.S. Steel's facility was idled as announced and the Company's receipts of mill reject pipe ceased in August 2020. At September 30, 2021 , we had approximately 8,900 tons of mill reject inventory which we believe to be slightly less than one year of inventory. We expect the idling to have a negative impact on our operations as we eventually sell out of mill reject pipe inventory. For the 2021 period, sales of mill reject pipe totaled approximately $6,485,000 and accounted for approximately $2,393,000 of the tubular segment's operating profit for the period with approximately $805,000 of allocated operating, administrative and selling expenses included in the calculation of operating profit related to mill reject pipe. For the fiscal year ended March 31, 2021, sales of mill reject pipe totaled approximately $5,283,645 and accounted for approximately $1,313,000 of the tubular segment's operating profit for the period with approximately $802,000 of allocated operating, administrative and selling expenses included in the calculation of operating profit related to mill reject pipe.

General, Selling and Administrative Costs

During the 2021 period, general, selling and administrative costs increased $5,846,523 compared to the 2020 period. The increase was related primarily to incentive compensation associated with increased earnings and professional fees.

Other Income

During the 2021 period, the Company reported other loss of $6,528,255. This loss consists primarily of a loss of $8,219,740 on derivative instruments not designated for hedge accounting partially offset by a $1,706,614 gain associated with the forgiveness of the Company's Paycheck Protection Program loan.

Income Taxes

Income taxes increased from a benefit for the  2020 period of $340,484 to a provision for the  2021  period of $7,271,580. This increase was related primarily to the shift from a loss before taxes for the  2020 period to having earnings before tax for the  2021 period.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

During the three months ended September 30, 2021 (the “2021 quarter”), sales, costs of goods sold and gross profit increased $67,709,215, $39,105,330 and $28,603,885, respectively, compared to the amounts recorded during the three months ended September 30, 2020 (the “2020 quarter”). The increase in sales was related to both an increase in the average per ton selling price and an increase in tons sold. Tons sold increased from approximately 43,000 tons in the 2020 quarter to approximately 54,500 tons in the 2021 quarter. Sales volume for the 2020 quarter was negatively impacted by both the initial effects of the COVID-19 pandemic and the removal of the processing equipment at the Decatur, AL facility for an equipment replacement project. For the 2021 quarter, sales volume had recovered well from the initial pandemic decline and because the new Decatur equipment was operational. Discussion of the change in sales is expanded upon at the segment level in the following paragraphs. Gross profit increased from $1,091,097 for the 2020 quarter to $29,694,982 for the 2021 quarter. Gross profit as a percentage of sales increased from approximately 4.4% in the 2020 quarter to approximately 32.1% in the 2021 quarter. Gross profit for the 2021 quarter included $5,914,720 in recognized net gains associated with hedging activities while the 2020 quarter did not have any significant recognized hedging related gains or losses. Excluding the impact of hedging activities, gross profit related to physical material as a percentage of sales was approximately 24.9% for the 2021 quarter. Our operating results are significantly impacted by the market price of hot-rolled steel coil. The improved results for the 2021 quarter were driven by a historic rise in steel prices with prices for the 2021 quarter being approximately 280% higher than prices for the 2020 quarter. The impact of this rise in steel prices on each of our segments is discussed further in the following paragraphs.

Coil Segment

Coil product segment sales for the 2021 quarter totaled $78,323,927 compared to $18,456,086 for the 2020 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales and any sales generated from processing of customer owned material. Coil segment sales for the 2021 quarter were reduced by $3,065,780 for the recognition of hedging related losses. Coil segment sales for the 2020 quarter were not impacted by any hedging related gains or losses. Sales generated from processing of customer owned material totaled $366,991 for the 2021 quarter compared to $205,721 for the 2020 quarter. Sales generated from coil segment inventory, excluding the impact of any hedging related gains or losses, totaled $81,022,716 for the 2021 quarter compared to $18,250,365 for the 2020 quarter. The average per ton selling price related to these shipments increased from approximately $548 per ton in the 2020 quarter to approximately $1,884 per ton in the 2021 quarter. Inventory tons sold increased from approximately 33,000 tons in the 2020 quarter to approximately 43,000 tons in the 2021 quarter. Sales volume for the 2020 quarter was impacted by the onset of the COVID-19 pandemic with volume for the 2020 quarter being down approximately 13% compared to pre-pandemic average volumes for the fiscal year ended March 31, 2020 ("fiscal 2020"). Volume for the 2021 quarter was approximately 13% higher than pre-pandemic average volumes for fiscal 2020.Volume for the 2021 quarter benefitted from the new equipment at the Decatur facility being placed into service in March 2021. Coil segment operations recorded an operating profit of approximately $24,273,000 for the 2021 quarter compared to an operating profit of approximately $751,000 for the 2020 quarter. Operating results for the 2021 quarter benefitted from a significant increase in steel prices and associated improvement in our margins. Operating profit for the 2021 quarter includes recognized net gains on hedging activities of approximately $5,712,000 while the Company did not have any significant hedging related gains or losses affecting operating results for the 2020 quarter. The 2020 quarter was negatively impacted by low margins associated with declines in hot-rolled steel prices.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2021 quarter totaled $14,246,968 compared to $6,405,594 for the 2020 quarter. Sales increased due to both an increase in the volume sold and an increase in the average selling price per ton. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales. Tubular segment sales for the 2021 quarter were reduced by $21,000 for the recognition of hedging related losses. Tubular segment sales for the 2020 quarter were not impacted by any hedging related gains or losses. Sales generated from tubular segment inventory, excluding the impact of any hedging related gains or losses, totaled $14,267,968 for the 2021 quarter compared to $6,405,594 for the 2020 quarter. The average per ton selling price related to these shipments increased from approximately $634 per ton in the 2020 quarter to approximately $1,223 per ton in the 2021 quarter. Tons sold increased from approximately 10,000 tons in the 2020 quarter to approximately 11,500 tons in the 2021 quarter. Sales volume for the 2020 quarter was significantly impacted by the onset of the COVID-19 pandemic with volume for the 2020 quarter being down approximately 29% compared to pre-pandemic average volumes for fiscal 2020. Volume for the 2021 quarter was approximately 15% lower than pre-pandemic average volumes for fiscal 2020. The tubular segment recorded operating profit of approximately $1,997,000 for the 2021 quarter compared to an operating loss of approximately $344,000 for the 2020 quarter. Operating results for the 2021 quarter benefitted from a significant increase in steel prices and associated improvement in our margins. Operating profit for the 2021 quarter includes recognized net gains on hedging activities of approximately $203,000 while the Company did not have any significant hedging related gains or losses affecting operating results for the 2020 quarter. The 2020 quarter was negatively impacted by low margins associated with declines in hot-rolled steel prices and weak energy industry conditions.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business. As disclosed previously, the Company is no longer supplied with mill reject pipe from U.S. Steel's Lone Star Tubular Operations due to the idling of that facility. At September 30, 2021, we had approximately 8,900 tons of mill reject inventory which we believe to be slightly less than one year of inventory. We expect the idling to have a negative impact on our operations as we eventually sell out of mill reject pipe inventory.

General, Selling and Administrative Costs

During the 2021 quarter, general, selling and administrative costs increased $3,888,167 compared to the 2020 quarter. The increase was related primarily to incentive compensation associated with increased earnings and professional fees.

Other Income

During the 2021 quarter, the Company reported other loss of $6,840,317. This loss consists primarily of a $6,830,780 loss on derivative instruments not designated for hedge accounting.

Income Taxes

Income taxes increased from a benefit for the 2020 quarter of $62,716 to a provision for the 2021 quarter of $4,314,700. This increase was related primarily to the shift from a loss before taxes for the 2020 quarter to having earnings before tax for the 2021 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s current ratio was 2.8 at September 30, 2021 and 2.7 at March 31, 2021. Working capital was $72,227,764 at September 30, 2021 and $48,462,364 at March 31, 2021.

During the six months ended September 30, 2021, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Accounts receivable, inventories and accounts payable increased significantly due primarily to the significant increase in steel prices. Inventories and accounts payable were also impacted by the timing of inventory receipts. Derivative liabilities are primarily associated with short positions on hot-rolled coil futures. Cash decreased primarily from the Company's operating activities and from the purchase of property, plant and equipment partially offset by cash provided from the Company's credit facility. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

In June 2021, the Small Business Administration authorized full forgiveness of the Company's Paycheck Protection Program loan.

On March 8, 2021, the Company entered into a Credit Agreement providing for a $10 million revolving line of credit facility (the "Interim Credit Facility) with JPMorgan Chase Bank, N.A. (the "Bank"). The term of the Interim Credit Facility had an expiration date of July 15, 2021 because the Company was evaluating options for longer term credit arrangements. On April 12, 2021, the Company executed a first amendment to the Interim Credit Facility that increased the size of the facility from $10 million to $20 million. On May 19, 2021, the Company entered into an Amended and Restated Credit Agreement with the Bank that amends and restates the Interim Credit Facility and provides for asset-based revolving loans in an aggregate principal amount up to $40 million (the "ABL Facility"). The ABL Facility matures on May 19, 2026 and replaced the Interim Credit Facility. The ABL Facility is secured by substantially all of the assets of the Company and interest shall accrue on outstanding borrowings at a rate equal to LIBOR plus 1.7% per annum. More details regarding the ABL Facility may be found in Note D. As of the filing date of this Form 10-Q, the Company had borrowings of $11,758,879 outstanding under the ABL Facility and the Company had full access to the ABL Facility.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 12 months.

DERIVATIVE CONTRACTS

From time to time, the Company may use futures contracts to partially manage exposure to commodity price risk. The Company elects hedge accounting for some of its derivatives and classifies the transactions as either cash flow hedges or fair value hedges. All of the derivatives designated for hedge accounting during the three month and six month periods ended September 30, 2021 were classified as cash flow hedges. From time to time, the Company may also transact futures contracts where hedge accounting is not elected. The Company recognized gains related to derivatives designated for hedge accounting of $5,914,720 and $2,398,900 for the three month and six month periods ended September 30, 2021, respectively. The Company recognized losses related to derivatives not designated for hedge accounting of $6,830,780 and $8,219,740 for the three month and six month periods ended September 30, 2021, respectively. See Note H for further information.

OUTLOOK

The Company expects margins to decline slightly during its fiscal third quarter ending December 31, 2021 but to remain at a level well above historical average margins. A modest decline in sales volume is expected due to a combination of typical demand seasonality around the holidays and customer hesitancy with steel prices showing decline in the third quarter. The Company also expects to reclassify a loss of approximately $14,717,000 into earnings during the third quarter related to derivatives designated for hedge accounting.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, the Company may make certain statements that contain forward-looking information (as defined in the Private Securities Litigation Reform Act of 1996, as amended) and that involve risk and uncertainty. Such statements may include those risks disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report and our expectations for the construction and performance of our new Sinton, TX facility. These forward-looking statements may include, but are not limited to, future changes in the Company’s financial condition or results of operations, future production capacity, product quality and proposed expansion plans. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the Company’s Annual Report on Form 10-K and its other Quarterly Reports on Form 10-Q. Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Although forward-looking statements reflect our current beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the demand for and prices of the Company’s products, changes in government policy regarding steel, changes in the demand for steel and steel products in general and the Company’s success in executing its internal operating plans, changes in and availability of raw materials, unplanned shutdowns of our production facilities due to equipment failures or other issues, increased competition from alternative materials and risks concerning innovation, new technologies, products and increasing customer requirements. Accordingly, undue reliance should not be placed on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except to the extent law requires.

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

Notwithstanding the identified material weakness, the Company's management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition and results of operations for the three month and six month periods ended September 30, 2021 and 2020 in accordance with U.S. Generally Accepted Accounting Principles.

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

Plan for Remediation of Material Weakness

Our Company is relatively small with106 employees as of the filing date of this Quarter Report on Form 10-Q. Our accounting and finance team consisted of two degreed accountants as of March 31, 2021. Leading up to, and during the financial statement audit period, considerable time was expended by our accounting and finance team to finalize the ABL facility and to select our general contractor and equipment manufacturer related to our planned new facility in Sinton, Texas and to finalize contracts with such parties. This resulted in the Company falling behind in the timeline necessary to complete the audit process and regulatory filings in a timely manner. In an effort to meet regulatory deadlines, the Company did not perform a sufficient review of third-party materials. The Company concludes that the best remediation of the material weakness is an investment in human capital that will allow it to meet its regulatory requirements and growth objectives. On May 24, 2021, the Company hired an additional degreed accountant. The timing of this hire in relation to the audit process made it difficult for the hire to have a beneficial impact on the process related to our fiscal year end March 31, 2021. However, the Company believes the investment in human capital will provide sufficient remediation in future periods and the Company will continue to evaluate the appropriate level of staffing to ensure the controls over financial reporting are adhered to and the Company can meet its regulatory requirements in a timely manner.

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

Changes in Internal Controls over Financial Reporting

Except as discussed above, there were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended September 30, 2021

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

3.3	—	Amended and Restated Bylaws of the Company, as amended on November 8, 2021.

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

101.INS	—	Inline XBRL Instance Document.

101.SCH	—	Inline XBRL Taxonomy Schema Document.

101.CAL	—	Inline XBRL Calculation Linkbase Document.

101.DEF	—	Inline XBRL Definition Linkbase Document.

101.LAB	—	Inline XBRL Label Linkbase Document.

101.PRE	—	Inline XBRL Presentation Linkbase Document.

104	—	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

Date: November 19, 2021	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)