Form 10-Q
period 2021-12-31
FRIEDMAN INDUSTRIES INC
filed 2022-02-14
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2021

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

At February 14, 2022, the number of shares outstanding of the issuer’s only class of stock was 6,856,009 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	DECEMBER 31, 2021	MARCH 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$3,066,427	$8,191,001
Accounts receivable, net of allowances for bad debts and cash discounts of $32,834 at December 31, and March 31, 2021	26,243,498	20,377,967
Inventories	84,554,493	36,016,093
Current portion of derivative assets	5,408,380	622,400
Other current assets	2,578,235	12,327,174
TOTAL CURRENT ASSETS	121,851,033	77,534,635
PROPERTY, PLANT AND EQUIPMENT:
Land	1,179,831	1,179,831
Buildings and yard improvements	8,581,676	9,199,704
Machinery and equipment	30,416,505	35,253,000
Construction in process	12,983,850	9,614
Less accumulated depreciation	(25,671,208)	(30,180,893)
	27,490,654	15,461,256
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	277,757	148,494
Deferred income tax asset	820,568	1,864,424
TOTAL ASSETS	$150,440,012	$95,008,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$37,963,440	$15,185,038
Dividends payable	138,023	138,117
Contribution to retirement plan	200,000	50,000
Employee compensation and related expenses	1,187,753	2,643,538
Income taxes payable	1,248,257	1,455,099
Current portion of financing lease	104,185	102,689
Current portion of derivative liability	2,977,140	7,979,380
Current portion of Paycheck Protection Program loan	—	1,518,410
TOTAL CURRENT LIABILITIES	43,818,798	29,072,271
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	115,168	108,609
OTHER NON-CURRENT LIABILITIES	261,541	315,978
ASSET BASED LENDING FACILITY	15,187,824	—
LONG TERM PORTION OF PAYCHECK PROTECTION PROGRAM LOAN	—	171,975
TOTAL LIABILITIES	59,383,331	29,668,833
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1: Authorized shares — 10,000,000; Issued shares — 8,344,975 shares and 8,334,785 shares at December 31, and March 31, 2021, respectively	8,344,975	8,334,785
Additional paid-in capital	30,369,207	30,003,462
Accumulated other comprehensive loss	(6,858,575)	(11,187,841)
Treasury stock at cost (1,443,804 shares and 1,435,248 shares at December 31, and March 31, 2021, respectively)	(7,305,417)	(7,203,342)
Retained earnings	66,506,491	45,392,912
TOTAL STOCKHOLDERS’ EQUITY	91,056,681	65,339,976
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,440,012	$95,008,809

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2021	2020	2021	2020
Net Sales	$51,655,943	$28,502,049	$210,143,277	$76,888,329
Costs and expenses:
Costs of products sold	55,259,964	24,006,200	166,722,381	71,044,629
Selling, general and administrative	1,994,242	1,725,143	10,634,407	4,518,785
Interest expense	58,385	6,148	153,891	18,356
	57,312,591	25,737,491	177,510,679	75,581,770
EARNINGS (LOSS) FROM OPERATIONS	(5,656,648)	2,764,558	32,632,598	1,306,559
Other income (loss), net	1,727,134	4,339	(4,801,121)	12,987
EARNINGS (LOSS) BEFORE INCOME TAXES	(3,929,514)	2,768,897	27,831,477	1,319,546
Provision for (benefit from) income taxes:
Current	(855,309)	757,097	6,639,198	634,056
Deferred	(112,372)	(117,945)	(335,299)	(335,388)
	(967,681)	639,152	6,303,899	298,668
NET EARNINGS (LOSS)	$(2,961,833)	$2,129,745	$21,527,578	$1,020,878

Weighted average number of common shares outstanding:
Basic	6,906,891	7,039,736	6,903,306	7,062,628
Diluted	6,906,891	7,039,736	6,903,306	7,062,628
Net earnings (loss) per share:
Basic	$(0.43)	$0.30	$3.12	$0.14
Diluted	$(0.43)	$0.30	$3.12	$0.14
Cash dividends declared per common share	$0.02	$0.02	$0.06	$0.06

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2021	2020	2021	2020
Net earnings (loss)	$(2,961,833)	$2,129,745	$21,527,578	$1,020,878
Other comprehensive income (loss):
Cash flow hedges, net of tax	13,795,418	2,657,923	4,329,266	2,657,923
	13,795,418	2,657,923	4,329,266	2,657,923
Comprehensive income (loss)	$10,833,585	$4,787,668	$25,856,844	$3,678,801

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	NINE MONTHS ENDED DECEMBER 31,
	2021	2020
OPERATING ACTIVITIES
Net earnings	$21,527,578	$1,020,878
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation	994,209	730,254
Deferred taxes	(335,299)	(335,388)
Compensation expense for restricted stock	375,935	376,363
Change in postretirement benefits	6,559	8,900
Lower of cost or net realizable value inventory adjustment	—	274,093
Gain recognized on open derivatives not designated for hedge accounting	(1,238,320)	—
Deferred realized gain (loss) on derivatives - designated for hedge accounting	(3,393,260)	696,400
Forgiveness of Paycheck Protection Program Loan	(1,706,614)	—
Decrease (increase) in operating assets:
Accounts receivable	(5,865,531)	(428,031)
Inventories	(48,538,400)	5,263,830
Federal income taxes recoverable	—	448,665
Other current assets	(667,196)	(793,679)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	17,415,657	(2,834,970)
Income taxes payable	(206,842)	88,541
Contribution to retirement plan	150,000	149,750
Employee compensation and related expenses	(1,455,785)	172,018
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(22,937,309)	4,837,624
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(7,350,081)	(4,228,193)
Proceeds from sale of assets	160,542	—
Increase in cash surrender value of officers’ life insurance	(8,686)	(12,970)
NET CASH USED IN INVESTING ACTIVITIES	(7,198,225)	(4,241,163)
FINANCING ACTIVITIES
Paycheck Protection Program loan proceeds	—	1,690,385
Cash dividends paid	(414,092)	(424,780)
Cash paid for principal portion of finance lease	(76,831)	(75,364)
Cash paid for share repurchases	(102,075)	(1,143,356)
Asset based lending facility proceeds	15,187,824	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,594,826	46,885
INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(15,540,708)	643,346
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	20,192,486	17,057,751
CASH AND RESTRICTED CASH AT END OF PERIOD	$4,651,778	$17,701,097

Cash and restricted cash at December 31, 2021 and March 31, 2021 included $1,585,350 and $12,001,485, respectively, of cash required to collateralize open derivative positions. These amounts are reported in "Other current assets" on the Company's consolidated balance sheets at December 31, 2021 and March 31, 2021. The Company had $1,215,300 in restricted cash at December 31, 2020.

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

A summary of inventory values by product group follows:

	December 31, 2021	March 31, 2021
Prime Coil Inventory	$64,230,616	$23,079,012
Non-Standard Coil Inventory	424,179	1,419,055
Tubular Raw Material	13,742,141	2,607,197
Tubular Finished Goods	6,157,557	8,910,829
	$84,554,493	$36,016,093

Tubular raw material inventory consists of hot-rolled steel coils that the Company will manufacture into pipe. Tubular finished goods inventory consists of pipe the Company has manufactured and new mill reject pipe the Company has purchased from U.S. Steel Tubular Products, Inc.

NOTE D – DEBT

          On June 22, 2021, the Small Business Administration authorized full forgiveness of our Paycheck Protection Program loan. The gain of $1,706,614 from this extinguishment of debt included both principal and interest and is recorded as a component of "Other income (loss), net" on the Company's Condensed Consolidated Statement of Operations for the nine months ended Decemberr 31, 2021.

On March 8, 2021, the Company entered into a Credit Agreement providing for a $10 million revolving line of credit facility (the "Interim Credit Facility) with JPMorgan Chase Bank, N.A. (the "Bank"). The term of the Interim Credit Facility had an expiration date of July 15, 2021 because the Company was evaluating options for longer term credit arrangements. On April 14, 2021, the Company executed a first amendment to the Interim Credit Facility that increased the size of the facility from $10 million to $20 million. On May 19, 2021, the Company entered into an Amended and Restated Credit Agreement with the Bank that amends and restates the Interim Credit Facility and provides for asset-based revolving loans in an aggregate principal amount up to $40 million (the "ABL Facility"). The ABL Facility matures on May 19, 2026 and replaced the Interim Credit Facility in its entirety. The ABL Facility is secured by substantially all of the assets of the Company and borrowings bear interest at a rate equal to LIBOR plus 1.7% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 85% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory and plus (c) a machinery and equipment component that is the lesser of 85% of the net orderly liquidating value of eligible equipment or the machinery and equipment component limit which is initially $5 million and reduces over the term of the facility. The ABL Facility contains a financial covenant restricting the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased by up to an aggregate of $10 million, in minimum increments of $5 million. At  December 31, 2021, the Company had a balance of $15,187,824 under the ABL Facility with an applicable interest rate of 1.80%. At  December 31, 2021, the Company's borrowing base calculation provided full access to the ABL Facility and the Company was in compliance with all covenants related to the ABL Facility.

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

The components of expense related to leases for the three and nine months ended December 31, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Finance lease – amortization of ROU asset	$25,734	$25,243	$76,831	$75,364
Finance lease – interest on lease liability	1,489	1,981	4,838	6,306
Operating lease expense	14,634	14,634	43,902	41,652
	$41,857	$41,858	$125,571	$123,322

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$125,676	$4,850	Other assets
Finance lease right-of-use asset	462,431	481,880	Property, plant & equipment
Total right-of-use assets	$588,107	$486,730
Liabilities
Operating lease liability, current	$51,366	$4,850	Accrued expenses
Finance lease liability, current	104,185	102,689	Current portion of finance lease
Operating lease liability, non-current	74,310	—	Other non-current liabilities
Finance lease liability, non-current	187,231	265,557	Other non-current liabilities
Total lease liabilities	$417,092	$373,096

As of December 31, 2021, the weighted-average remaining lease term was 2.3 years for operating leases and 2.8 years for finance leases. The weighted average discount rate was 7% for operating leases and 1.9% for finance leases.

Maturities of lease liabilities as of December 31, 2021 were as follows:

	Operating Leases	Finance Leases
Fiscal 2022 (remainder of fiscal year)	14,634	27,223
Fiscal 2023	58,536	108,892
Fiscal 2024	58,536	108,892
Fiscal 2025	4,878	54,446
Fiscal 2026	—	—
Total undiscounted lease payments	$136,584	$299,453
Less: imputed interest	(10,908)	(8,037)
Present value of lease liability	$125,676	$291,416

NOTE F — PROPERTY, PLANT AND EQUIPMENT

On May 25, 2021, the Company announced plans for a new facility in Sinton, Texas that will be part of the coil product segment. The new facility will be on the campus of Steel Dynamics, Inc.'s ("SDI") new flat roll steel mill currently under construction in Sinton, Texas. The Company's new location will consist of an approximately 70,000 square foot building located on approximately 26.5 acres leased from SDI under a 99-year agreement with an annual rental payment of $1. The Company has selected Red Bud Industries to build a stretcher leveler cut-to-length line for the facility that is capable of handling material up to 1” thick, widths up to 96” and yields exceeding 100,000 psi. The Company expects the location to commence operations in August 2022 and estimates the total cost of the project to be $21 million. The Company previously expected the facility to commence operations in April 2022 but has received notification from the electricity provider that the electrical infrastructure necessary to operate the facility is not expected to be complete until July 2022. At  December 31, 2021, the Company's construction in process related to the Sinton project was $12,983,850 consisting of $7,383,850 in cash payments and $5,600,000 of accrued capital expenditures.

During the nine months ended December 31, 2021, the Company wrote off fully depreciated fixed assets that were no longer in use with an original cost and accumulated depreciation of approximately $2,060,226. During the nine months ended December 31, 2021, the Company disposed of the temper mill that was taken out of the Decatur facility prior to the new stretcher leveler coil processing line being installed. The Company received $160,542 in proceeds from the disposal of the equipment which had an original cost of $3,604,209 and accumulated depreciation of $3,447,465.

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

The following table summarizes the activity related to restricted stock awards for the nine months ended December 31, 2021:

		Weighted Average
	Number of Shares	Grant Date Fair Value Per Share
Unvested at March 31, 2021	339,625	$6.07
Cancelled or forfeited	—	—
Granted	10,190	12.56
Vested	(50,292)	5.11
Unvested at December 31, 2021	299,523	$6.45

Compensation expense is recognized over the requisite service period applicable to each award. The Company recorded compensation expense of $375,935 and $376,363 in the nine months ended December 31, 2021 and 2020, respectively, relating to the stock awards issued under the Plan. As of December 31, 2021, unrecognized compensation expense related to stock awards was approximately $618,714, which is expected to be recognized over a weighted average period of approximately 2.4 years. As of December 31, 2021, a total of 130,185 shares were still available to be issued under the Plan.

NOTE H — DERIVATIVE FINANCIAL INSTRUMENTS

In June 2020, the Company implemented its first commodity price risk management activities by transacting hot-rolled coil futures. From time to time, we expect to use derivative financial instruments to minimize our exposure to commodity price risk that is inherent in our business. At the time derivative contracts are entered into, we assess whether the nature of the instrument qualifies for hedge accounting treatment according to the requirements of ASC 815 – Derivatives and Hedging (“ASC 815”). By using derivatives, the Company is exposed to credit and market risk. The Company’s exposure to credit risk includes the counterparty’s failure to fulfill its performance obligations under the terms of the derivative contract. The Company attempts to minimize its credit risk by entering into transactions with high quality counterparties and uses exchange-traded derivatives when available. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in commodity prices. The Company manages market risk by continually monitoring exposure within its risk management strategy and portfolio. For those transactions designated as hedging instruments for accounting purposes, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of hedged items.

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

The Company has forward physical purchase supply agreements in place with some of its suppliers for a portion of its monthly physical steel needs. These supply agreements are not subject to mark-to-market accounting due to the Company electing the normal purchase normal sale exclusion provided in ASC 815.

At December 31, 2021 and  March 31, 2021, the Company held hot-rolled coil futures contracts which were designated as hedging instruments and classified as cash flow hedges, either as hedges of variable purchase prices or as hedges of variable sales prices. Accordingly, realized and unrealized gains and losses associated with the instruments are reported as a component of other comprehensive income and reclassified into earnings during the period in which the hedged transaction affects earnings. During the three and nine months ended December 31, 2021, some of the Company's cash flow hedges were closed prior to expiration but the hedged transactions were still expected to occur as originally forecasted resulting in the realized gain or loss being deferred in other comprehensive income until the hedged transactions occur and affect earnings. At September 30, 2021, the Company removed some derivative instruments from hedge accounting due to the hedged transactions no longer being expected to occur. This was the result of the Company reducing its forecasted sales for the quarter ending December 31, 2021 due to anticipated customer reaction to plateauing and declining steel prices. Since these hedged sales were no longer expected to occur, a loss of $9,930,720 associated with these instruments was immediately recognized into earnings for the September 30, 2021 quarter and reported as a component of “Other income (loss), net”. During the three and nine months ended December 31, 2021, the Company also entered into hot-rolled coil futures contracts that were not designated as hedging instruments for accounting purposes. Accordingly, the change in fair value related to these instruments was immediately recognized in earnings.

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of December 31, 2021:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives designated as cash flow hedges:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts hedging sales	Current portion of derivative assets	$3,539,300	Current portion of derivative liability	$2,342,780

Derivatives not designated as hedging instruments:
Hot-rolled coil steel contracts	Current portion of derivative assets	$1,869,080	Current portion of derivative liability	$634,360

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

At December 31, 2021 and  March 31, 2021, the Company reported $280,220 and $501,360, respectively, in "Accounts payable and accrued expenses" on its Consolidated Balance Sheets related to futures contracts which were closed but were pending cash settlement.

The notional amounts (quantities) of our cash flow hedges outstanding at December 31, 2021 consisted of 34,020 tons hedging sales with maturity dates ranging from January 2022 to December 2022.

The following table summarizes the pre-tax gain (loss) recognized in other comprehensive income and the gain (loss) reclassified from accumulated other comprehensive loss into earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

	Pre-Tax Gain (Loss)	Location of Gain (Loss) Reclassified	Pre- Tax Gain (Loss) Reclassified from
	Recognized in OCI	from AOCI into Net Earnings	AOCI into Net Earnings
For the three months ended December 31, 2021:
Hot-rolled coil steel contracts	$3,473,300	Sales	$(14,766,060)
		Costs of goods sold	49,200
Total	$3,473,300		$(14,716,860)

For the three months ended December 31, 2020:
Hot-rolled coil steel contracts	$3,364,460	Costs of goods sold	$396,720
Total	$3,364,460		$396,720

For the nine months ended December 31, 2021:
Hot-rolled coil steel contracts	$(6,609,540)	Sales	$(22,950,860)
		Costs of goods sold	10,632,900
Total	$(6,609,540)		$(12,317,960)

For the nine months ended December 31, 2020:
Hot-rolled coil steel contracts	$3,364,460	Costs of goods sold	$396,720
Total	$3,364,460		$396,720

The estimated amount of net losses recognized in AOCI at December 31, 2021 expected to be reclassified into net earnings (loss) within the succeeding twelve months is $9,220,880. This amount consists of $9,952,400 in realized losses associated with closed hedges and net unrealized gains of $731,520 associated with open hedges that was computed using the fair value of the cash flow hedges as of December 31, 2021 and is subject to change before actual reclassification from AOCI to net earnings (loss).

The following table summarizes the gain (loss) recognized in earnings for derivative instruments not designated as hedging instruments during the three and nine months ended December 31, 2021:

		Gain Recognized in Earnings
	Location of Gain	for the Three Months Ended
	Recognized in Earnings	December 31, 2021
Hot-rolled coil steel contracts	Other income (loss), net	$1,721,700

		Loss Recognized in Earnings
	Location of Loss	for the Nine Months Ended
	Recognized in Earnings	December 31, 2021
Hot-rolled coil steel contracts	Other income (loss), net	$(6,498,040)

The notional amount (quantity) of our derivative instruments not designated as hedging instruments at December 31, 2021 consisted of 16,860 tons of long positions with maturity dates ranging from January 2022 to August 2022 and 21,380 tons of short positions with maturity dates ranging from January 2022 to December 2022.

The Company did not have any derivative instruments not designated as hedging instruments for the three and nine months ended December 31, 2020.

The following table reflects the change in accumulated other comprehensive income (loss), net of tax, for the period presented:

Gain (Loss) on
Derivatives
Balance at March 31, 2021	$(11,187,841)
Other comprehensive loss, net of income, before reclassification	(5,012,675)
Total loss reclassified from AOCI (1)	9,341,941
Net current period other comprehensive income	4,329,266
Balance at December 31, 2021	$(6,858,575)

(1) The loss reclassified from AOCI is presented net of tax benefit of $2,976,019 which are included in provision for (benefit from) income taxes on the Company's Consolidated Statement of Operations for the three and nine months ended December 31, 2021.

Gain (Loss) on
Derivatives
Balance at March 31, 2020	$—
Other comprehensive income, before reclassification	2,971,332
Total gain reclassified from AOCI (1)	(313,409)
Net current period other comprehensive income	2,657,923
Balance at December 31, 2020	$2,657,923

(1) The gain reclassified from AOCI is presented net of taxes of $83,311 which are included in provision for (benefit from) income taxes on the Company's Consolidated Statement of Operations for the three and nine months ended December 31, 2020.

At  December 31, 2021 and  March 31, 2021, cash of $1,585,350 and $12,001,485, respectively, was held by our clearing agent to collateralize our open derivative positions. These cash requirements are included in "Other current assets" on the Company's Consolidated Balance Sheets at  December 31, 2021 and  March 31, 2021.

NOTE I — FAIR VALUE MEASUREMENTS

Accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

●	Level 1 – Quoted prices for identical assets and liabilities in active markets.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At  December 31, 2021, our financial assets, net, measured at fair value on a recurring basis were as follows:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial assets, net	$2,431,240	$—	$—	$2,431,240
Total	$2,431,240	$—	$—	$2,431,240

At  March 31, 2021, our financial liabilities, net, measured at fair value on a recurring basis were as follows:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(7,407,400)	$—	$—	$(7,407,400)
Total	$(7,407,400)	$—	$—	$(7,407,400)

At  December 31, 2021 and  March 31, 2021, the Company did not have any fair value measurements on a non-recurring basis.

NOTE J — SEGMENT INFORMATION (in thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net sales
Coil	$41,795	$21,672	$172,814	$55,561
Tubular	9,861	6,830	37,329	21,327
Total net sales	$51,656	$28,502	$210,143	$76,888

Operating profit (loss)
Coil	$(4,032)	$3,238	$33,497	$3,529
Tubular	(647)	269	3,951	(16)
Total operating profit (loss)	(4,679)	3,507	37,448	3,513
General corporate expenses	920	736	4,662	2,188
Interest expense	58	6	154	18
Other income (loss), net	1,727	4	(4,801)	13
Total earnings (loss) before income taxes	$(3,930)	$2,769	$27,831	$1,320

	December 31, 2021	March 31, 2021
Segment assets
Coil	$119,705	$56,670
Tubular	25,708	17,884
	145,413	74,554
Corporate assets	5,027	20,455
	$150,440	$95,009

Operating profit is total net sales less operating expenses, excluding general corporate expenses, interest expense and other income (loss). General corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate and accounting salaries, professional fees and services, bad debts, retirement plan contribution expense, corporate insurance expenses, restricted stock plan compensation expense and office supplies. Other income (loss) for the three months ended December 31, 2021 consisted primarily of a $1,721,700 gain related to derivatives not designated for hedge accounting. Other income (loss) for the nine months ended December 31, 2021 consisted primarily of a $6,498,040 loss related to derivatives not designated for hedge accounting partially offset by a $1,706,614 gain from the PPP Loan forgiveness. Corporate assets consist primarily of cash, restricted cash and the cash value of officers’ life insurance. Although inventory is transferred at cost between product groups, there are no sales between product groups.

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

The Company has two reportable segments: Coil and Tubular. Coil primarily generates revenue from cutting to length hot-rolled steel coils. Coil segment revenue consists of three main product types: Prime Coil, Non-Standard Coil and Customer Owned Coil. Tubular primarily generates revenue from the manufacture, distribution and processing of steel pipe. Tubular segment revenue consists of three main product or service types: Manufactured Pipe, Mill Reject Pipe and Pipe Finishing Services. In March 2020, U.S. Steel announced the idling of their Lone Star Tubular Operations which was the Company's sole supplier of mill reject pipe. U.S. Steel's facility was idled as announced and the Company's receipts of mill reject pipe ceased in August 2020. At December 31, 2021, the Company had approximately 3,000 tons of mill reject inventory and believes the balance will be substantially sold within 6 months. The Company expects the idling to have a negative impact on operations as mill reject pipe inventory is sold out. The Company did not generate any revenue from pipe finishing services during either of the three month or nine month periods ended December 31, 2021 or December 31, 2020. The pipe finishing facility is currently idled due to market conditions. The following table disaggregates our revenue by product for each of our reportable business segments for the three and nine months ended December 31, 2021 and 2020, respectively:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Coil Segment:
Prime Coil	$39,588,438	$19,541,188	$164,096,180	$49,897,886
Non-standard Coil	1,852,272	1,886,099	7,704,262	5,028,237
Customer Owned Coil	354,876	244,860	1,013,801	634,894
	$41,795,586	$21,672,147	$172,814,243	$55,561,017
Tubular Segment:
Manufactured Pipe	$6,906,450	$5,082,314	$27,889,886	$17,540,498
Mill Reject Pipe	2,953,907	1,747,588	9,439,148	3,786,814
	$9,860,357	$6,829,902	$37,329,034	$21,327,312

NOTE L — STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for each of the nine month periods ended  December 31, 2021 and December 31, 2020:

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income (Loss),	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2021	$8,334,785	(11,187,841)	$30,003,462	$(7,203,342)	$45,392,912	$65,339,976
Net earnings	—	—	—	—	11,311,797	11,311,797
Other comprehensive loss	—	(13,693,337)	—	—	—	(13,693,337)
Paid in capital – restricted stock awards	—	—	121,704	—	—	121,704
Cash dividends ($0.02 per share)	—	—	—	—	(137,865)	(137,865)
BALANCE AT JUNE 30, 2021	$8,334,785	$(24,881,178)	$30,125,166	$(7,203,342)	$56,566,844	$62,942,275
Net earnings	—	—	—	—	13,177,614	13,177,614
Other comprehensive income	—	4,227,185	—	—	—	4,227,185
Issuance of restricted stock	6,000	—	(6,000)	—	—	—
Paid in capital – restricted stock awards	—	—	126,037	—	—	126,037
Cash dividends ($0.02 per share)	—	—	—	—	(138,110)	(138,110)
BALANCE AT SEPTEMBER 30, 2021	$8,340,785	$(20,653,993)	$30,245,203	$(7,203,342)	$69,606,348	$80,335,001
Net loss	—	—	—	—	(2,961,833)	(2,961,833)
Other comprehensive income	—	13,795,418	—	—	—	13,795,418
Issuance of restricted stock	4,190	—	(4,190)	—	—	—
Paid in capital – restricted stock awards	—	—	128,194	—	—	128,194
Repurchase of shares	—	—	—	(102,075)	—	(102,075)
Cash dividends ($0.02 per share)	—	—	—	—	(138,024)	(138,024)
BALANCE AT DECEMBER 31, 2021	$8,344,975	$(6,858,575)	$30,369,207	$(7,305,417)	$66,506,491	$91,056,681

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income (Loss),	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2020	$8,295,160	—	$29,565,416	$(5,525,964)	$34,530,755	$66,865,367
Net loss	—	—	—	—	(858,862)	(858,862)
Issuance of restricted stock	11,000	—	(11,000)	—	—	—
Paid in capital – restricted stock awards	—	—	110,814	—	—	110,814
Cash dividends ($0.02 per share)	—	—	—	—	(143,229)	(143,229)
BALANCE AT JUNE 30, 2020	$8,306,160	$—	$29,665,230	$(5,525,964)	$33,528,664	$65,974,090
Net loss	—	—	—	—	(250,005)	(250,005)
Paid in capital – restricted stock awards	—	—	110,813	—	—	110,813
Repurchase of shares	—	—	—	(410,221)	—	(410,221)
Cash dividends ($0.02 per share)	—	—	—	—	(143,181)	(143,181)
BALANCE AT SEPTEMBER 30, 2020	$8,306,160	$—	$29,776,043	$(5,936,185)	$33,135,478	$65,281,496
Net earnings	—	—	—	—	2,129,745	2,129,745
Other comprehensive income	—	2,657,923	—	—	—	2,657,923
Issuance of restricted stock	28,625	—	(28,625)	50,000	—	50,000
Paid in capital – restricted stock awards	—	—	104,736	—	—	104,736
Repurchase of shares	—	—	—	(733,135)	—	(733,135)
Cash dividends ($0.02 per share)	—	—	—	—	(137,867)	(137,867)
BALANCE AT DECEMBER 31, 2020	$8,334,785	$2,657,923	$29,852,154	$(6,619,320)	$35,127,356	$69,352,898

NOTE M — OTHER COMPREHENSIVE INCOME

The following table summarizes the tax effects on each component of Other Comprehensive Income (Loss) for the periods presented:

	Three Months Ended December 31, 2021
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$18,190,160	$(4,394,742)	$13,795,418
Other comprehensive income (loss)	$18,190,160	$(4,394,742)	$13,795,418

	Three Months Ended December 31, 2020
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$3,364,460	$(706,537)	$2,657,923
Other comprehensive income (loss)	$3,364,460	$(706,537)	$2,657,923

	Nine Months Ended December 31, 2021
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$5,708,420	$(1,379,154)	$4,329,266
Other comprehensive income (loss)	$5,708,420	$(1,379,154)	$4,329,266

	Nine Months Ended December 31, 2020
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$3,364,460	$(706,537)	$2,657,923
Other comprehensive income (loss)	$3,364,460	$(706,537)	$2,657,923

NOTE N — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of approximately $154,000 during the nine months ended December 31, 2021 and $6,000 during the nine months ended December 31, 2020. The Company paid income taxes of approximately $7,487,000, net of a tax refund of approximately $423,000, during the nine months ended December 31, 2021 and paid income taxes of approximately $10,000 during the nine months ended December 31, 2020. At  December 31, 2021, the “Construction in process” balance of $12,983,850 consisted of $5,600,000 of accrued capital expenditures for which cash outlay had not occurred.

NOTE O — INCOME TAXES

For the nine months ended December 31, 2021, the Company recorded an income tax provision of $6,303,899, or 22.7% of earnings before income taxes, compared to an income tax provision of $298,668, or 22.6% of earnings before income taxes for the nine months ended December 31, 2020. Typically, the Company’s effective tax rate differs from the federal statutory rate due to the inclusion of state tax expenses or benefits in the provision. However, for the nine months ended December 31, 2021, the Company’s effective tax rate differed from the federal statutory rate due to a combination of the inclusion of state tax expenses in the provision and the exclusion of the non-taxable gain associated with forgiveness of the Company’s PPP Loan from the provision. For the nine months ended December 31, 2020, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax benefits in the provision.

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

On May 25, 2021, the Company announced plans for the construction of a new facility in Sinton, Texas that will be part of the coil product segment. The new facility will be on the campus of Steel Dynamics, Inc.'s ("SDI") new flat roll steel mill currently under construction in Sinton, Texas. The Company's new location will consist of an approximately 70,000 square foot building located on approximately 26.5 acres leased from SDI under a 99-year agreement. The lease agreement calls for an annual rental payment of $1. The Company has selected Red Bud Industries to build one of the world’s largest stretcher leveler cut-to-length lines, capable of handling material up to 1” thick, widths up to 96” and yields exceeding 100,000 psi. The Company expects the location to commence operations in August 2022 and estimates the total cost of the project to be $21 million. The Company previously expected the facility to commence operations in April 2022 but has received notification from the electricity provider that electrical infrastructure necessary to operate the facility is not expected to be complete until July 2022. At December 31, 2021, the Company's construction in process related to the Sinton project was $12,983,850 consisting of $7,383,850 in cash payments and $5,600,000 of accrued capital expenditures. The Company expects to fund the remainder of the Sinton capital expenditure through a combination of cash generated from operations and funds drawn under the ABL Facility. After an initial ramp up period, the Company expects the facility’s annual shipments could be in the range of 110,000 tons to 140,000 tons for fiscal 2024.

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

Results of Operations

Nine Months Ended December 31, 2021 Compared to Nine Months Ended December 31, 2020

During the nine months ended December 31, 2021 (the “ 2021 period”), sales, costs of goods sold and gross profit increased $133,254,948, $95,677,752 and $37,577,196, respectively, compared to the amounts recorded during the nine months ended December 31, 2020 (the “ 2020 period”). The increase in sales was related to both an increase in the average per ton selling price and an increase in tons sold. Tons sold increased from approximately 125,000 tons for the 2020 period to approximately 147,500 tons for the 2021 period. Sales volume for the 2020 period was negatively impacted by both the initial effects of the COVID-19 pandemic and the removal of the processing equipment at the Decatur, AL facility for an equipment replacement project. For the 2021 period, sales volume recovered well from the initial pandemic decline and because the new Decatur equipment was operational. Discussion of the change in sales is expanded upon at the segment level in the following paragraphs. Gross profit increased from $5,843,700 for the 2020 period to $43,420,896 for the 2021 period. Gross profit as a percentage of sales increased from approximately 7.6% for the 2020 period to approximately 20.7% for the 2021 period. Gross profit for the 2021 period included $12,317,960 of recognized net losses associated with hedging activities while the 2020 period included $396,720 of recognized net gains associated with hedging activities. Excluding the effect of hedging activities, gross profit related to physical material as a percentage of sales was approximately 23.9% for the 2021 period and approximately 7.1% for the 2020 period. Our operating results are significantly impacted by the market price of hot-rolled steel coil. The improved results for the  2021 period were driven by a historic rise in steel prices with prices for the 2021 period being approximately 200% higher than prices for the 2020 period. The impact of this rise in steel prices on each of our segments is discussed further in the following paragraphs.

Coil Segment

Coil product segment sales for the 2021 period totaled $172,814,243 compared to $55,561,017 for the 2020 period. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales and any sales generated from processing of customer owned material. Coil segment sales for the 2021 period were reduced by $20,920,640 for the recognition of hedging related losses. Coil segment sales for the 2020 period were not impacted by any hedging related gains or losses. Sales generated from processing of customer owned material totaled $1,013,801 for the 2021 period compared to $634,894 for the 2020 period. Sales generated from coil segment inventory, excluding the impact of any hedging related gains or losses, totaled $192,721,082 for the 2021 period compared to $54,926,123 for the 2020 period. The average per ton selling price related to these shipments increased from approximately $594 per ton for the 2020 period to approximately $1,737 per ton for the 2021 period. Inventory tons sold increased from approximately 92,500 tons in the 2020 period to approximately 111,000 tons in the 2021 period. Sales volume for the 2020 period was significantly impacted by the onset of the COVID-19 pandemic with volume for the 2020 period being down approximately 19% compared to pre-pandemic average volumes for the fiscal year ended March 31, 2020 ("fiscal 2020"). Volume for the 2021 period was approximately 3% lower than pre-pandemic average volumes for fiscal 2020. Volume for the 2021 period benefitted from the new equipment at the Decatur facility being placed into service in March 2021. The prior equipment at the Decatur facility was removed during the 2020 period for the equipment replacement project. We have been pleased with the initial customer response to Decatur's new capabilities. Sales volume for the Decatur plant averaged approximately 2,550 tons per month for the 2021 period. Based on prior years with the prior equipment in place, the Decatur plant's average monthly sales volume was approximately 1,700 tons. The Decatur plant is currently staffed to operate a single shift with a monthly processing capability of approximately 5,500 tons based on operating a single shift. Coil segment operations recorded an operating profit of approximately $33,497,000 for the 2021  period compared to an operating profit of approximately $3,529,000 for the  2020 period. Operating results for the 2021 period benefitted from a significant increase in steel prices and associated improvement in our margins. Operating profit for the 2021 period includes recognized net losses on hedging activities of $10,511,300. Operating profit for the  2020 period included net gains on hedging activities of $396,720.  The 2020 period experienced declining steel prices for the first two quarters of the period with low margins associated followed by steel prices starting to increase during the last quarter of the period leading to margin improvement.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2021 period totaled $37,329,034 compared to $21,327,312 for the 2020 period. Sales increased due to both an increase in the volume sold and an increase in the average selling price per ton. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales. Tubular segment sales for the 2021 period were reduced by $2,030,220 for the recognition of hedging related losses. Tubular segment sales for the 2020 period were not impacted by any hedging related gains or losses. Sales generated from tubular segment inventory, excluding the impact of any hedging related gains or losses, totaled $39,359,254 for the 2021 period compared to $21,327,312 for the 2020 period. The average per ton selling price related to these shipments increased from approximately $658 per ton in the 2020 period to approximately $1,074 per ton in the 2021 period. Tons sold increased from approximately 32,500 tons in the  2020 period to approximately 36,500 tons in the  2021 period. Sales volume for the 2020 period was significantly impacted by the onset of the COVID-19 pandemic with volume for the 2020 period being down approximately 25% compared to pre-pandemic average volumes for fiscal 2020. Volume for the 2021 period was approximately 11% lower than pre-pandemic average volumes for fiscal 2020. The tubular segment operations recorded operating profit of approximately $3,951,000 for the  2021 period compared to an operating loss of approximately $16,000 for the  2020 period. Operating results for the 2021 period benefitted from a significant increase in steel prices and associated improvement in our margins but sales volume was challenged by energy industry conditions which showed signs of improvement late in the period. Operating profit for the 2021 period includes recognized net losses on hedging activities of $1,806,660 while the Company did not have any significant hedging related gains or losses affecting operating results for the  2020 period. The 2020 period was negatively impacted by low margins associated with declines in hot-rolled steel prices and weak energy industry conditions.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business. In March 2020, U.S. Steel announced the idling of their Lone Star Tubular Operations which was our sole supplier of mill reject pipe. U.S. Steel's facility was idled as announced and the Company's receipts of mill reject pipe ceased in August 2020. At December 31, 2021 , we had approximately 3,000 tons of mill reject inventory and believe the balance will be substantially sold within 6 months. We expect the idling to have a negative impact on our operations as we sell out of mill reject pipe inventory. For the 2021 period, sales of mill reject pipe totaled approximately $9,439,000 and accounted for approximately $3,532,000 of the tubular segment's operating profit for the period with approximately $1,175,000 of allocated operating, administrative and selling expenses included in the calculation of operating profit related to mill reject pipe. For the fiscal year ended March 31, 2021, sales of mill reject pipe totaled approximately $5,283,645 and accounted for approximately $1,313,000 of the tubular segment's operating profit for the period with approximately $802,000 of allocated operating, administrative and selling expenses included in the calculation of operating profit related to mill reject pipe. The Company plans to expand its manufactured pipe sales to counteract the impact of mill reject sales ending in the near future. With this objective, the tubular segment increased its volume of hot-rolled coil inventory at the end of the 2021 period to support a higher level of pipe manufacturing during the quarter ending March 31, 2022.

General, Selling and Administrative Costs

During the 2021 period, general, selling and administrative costs increased $6,115,622 compared to the 2020 period. The increase was related primarily to incentive compensation associated with increased earnings and professional fees.

Other Income

During the 2021 period, the Company reported other loss of $4,801,121. This loss consists primarily of a loss of $6,498,040 on derivative instruments not designated for hedge accounting partially offset by a $1,706,614 gain associated with the forgiveness of the Company's Paycheck Protection Program loan.

Income Taxes

Income taxes increased from a provision for the  2020 period of $298,668 to a provision for the  2021  period of $6,303,899. This increase was related primarily to the increased earnings before tax during the historical market increases seen over the 2021 period.

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

During the three months ended December 31, 2021 (the “2021 quarter”), sales and costs of goods sold increased $23,153,894 and $31,253,764, respectively, while gross profit decreased $8,099,870, compared to the amounts recorded during the three months ended December 31, 2020 (the “2020 quarter”). The increase in sales was related to an increase in the average per ton selling price, offset by a slight decrease in tons sold. Tons sold decreased from approximately 43,000 tons in the 2020 quarter to approximately 39,000 tons in the 2021 quarter. Sales volume for the 2021 quarter was negatively impacted by customer reaction to steel prices peaking at a historic level in September 2021 and then declining significantly through the 2021 quarter. Discussion of the change in sales is expanded upon at the segment level in the following paragraphs. Gross margin decreased from a profit of $4,495,849 for the 2020 quarter to a loss of $3,604,021 for the 2021 quarter. Gross margin for the 2021 quarter included $14,716,860 in recognized net losses associated with hedging activities while the 2020 quarter included $396,720 in recognized net gains associated with hedging activities. Excluding the impact of hedging activities, gross profit related to physical material as a percentage of sales was approximately 16.7% for the 2021 quarter compared to 14.4% for the 2020 quarter. Our operating results are significantly impacted by the market price of hot-rolled steel coil. The 2020 quarter was the initial period of increasing steel prices in a historic cycle that saw steel prices increase approximately 350% and reach a peak in September 2021. At the end of the 2021 quarter, steel prices had declined approximately 22% from the peak of the price cycle. Physical margins for both the 2021 and 2020 quarters were higher than historical averages due primarily to the effects of the historic increase in steel price. The impact of these circumstances on each of our segments is discussed further in the following paragraphs.

Coil Segment

Coil product segment sales for the 2021 quarter totaled $41,795,586 compared to $21,672,147 for the 2020 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales and any sales generated from processing of customer owned material. Coil segment sales for the 2021 quarter were reduced by $13,169,420 for the recognition of hedging related losses. Coil segment sales for the 2020 quarter were not impacted by any hedging related gains or losses. Sales generated from processing of customer owned material totaled $354,876 for the 2021 quarter compared to $244,860 for the 2020 quarter. Sales generated from coil segment inventory, excluding the impact of any hedging related gains or losses, totaled $54,610,130 for the 2021 quarter compared to $21,427,287 for the 2020 quarter. The average per ton selling price related to these shipments increased from approximately $665 per ton in the 2020 quarter to approximately $1,899 per ton in the 2021 quarter. Inventory tons sold decreased from approximately 32,000 tons in the 2020 quarter to approximately 29,000 tons in the 2021 quarter. Sales volume for the 2021 quarter was negatively impacted by customer reaction to steel prices peaking at a historic level in September 2021 and then declining significantly through the 2021 quarter. Coil segment operations recorded an operating loss of approximately $4,032,000 for the 2021 quarter compared to an operating profit of approximately $3,238,000 for the 2020 quarter. The operating loss for the 2021 quarter includes recognized net losses on hedging activities of $13,120,220 while the 2020 quarter operating profit included recognized net gains on hedging activities of $396,720.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2021 quarter totaled $9,860,357 compared to $6,829,902 for the 2020 quarter. Sales increased due to an increase in the average selling price per ton, offset by a slight decrease in tons sold. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales. Tubular segment sales for the 2021 quarter were reduced by $1,596,640 for the recognition of hedging related losses. Tubular segment sales for the 2020 quarter were not impacted by any hedging related gains or losses. Sales generated from tubular segment inventory, excluding the impact of any hedging related gains or losses, totaled $11,456,997 for the 2021 quarter compared to $6,829,902 for the 2020 quarter. The average per ton selling price related to these shipments increased from approximately $616 per ton in the 2020 quarter to approximately $1,111 per ton in the 2021 quarter. Tons sold decreased from approximately 11,000 tons in the 2020 quarter to approximately 10,500 tons in the 2021 quarter. Sales volume for both the 2021 and 2020 quarters was challenged by energy industry conditions which showed signs of improvement late in the 2021 quarter. The tubular segment recorded an operating loss of approximately $647,000 for the 2021 quarter compared to an operating profit of approximately $269,000 for the 2020 quarter. The operating loss for the 2021 quarter includes recognized net losses on hedging activities of $1,596,640 while the Company did not have any significant hedging related gains or losses affecting operating results for the 2020 quarter.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business. As disclosed previously, the Company is no longer supplied with mill reject pipe from U.S. Steel's Lone Star Tubular Operations due to the idling of that facility. At December 31, 2021, we had approximately 3,000 tons of mill reject inventory and believe the balance will be substantially sold within 6 months. We expect the idling to have a negative impact on our operations as we eventually sell out of mill reject pipe inventory.

General, Selling and Administrative Costs

During the 2021 quarter, general, selling and administrative costs increased $269,099 compared to the 2020 quarter. The increase was related primarily to increased payroll expenses, travel expenses and professional fees.

Other Income

During the 2021 quarter, the Company reported other income of $1,727,134. This income consists primarily of a $1,721,700 gain on derivative instruments not designated for hedge accounting.

Income Taxes

Income taxes decreased from a provision for the 2020 quarter of $639,152 to a benefit for the 2021 quarter of $967,681. This decrease was related primarily to the shift from income before taxes for the 2020 quarter to having a loss before tax for the 2021 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s current ratio was 2.8 at December 31, 2021 and 2.7 at March 31, 2021. Working capital was $78,032,235 at December 31, 2021 and $48,462,364 at March 31, 2021.

During the nine months ended December 31, 2021, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Accounts receivable, inventories and accounts payable increased significantly due primarily to the significant increase in steel prices. Inventories and accounts payable also increased due to the Decatur facility's higher operating level post equipment replacement, the tubular segment's plans to expand manufactured pipe production and the timing of inventory shipments with the December 31, 2021 inventory amount consisting of approximately $14,364,000 of material in-transit to the Company. Cash decreased primarily from the Company's operating activities and from the purchase of property, plant and equipment partially offset by cash provided from the Company's credit facility. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

In June 2021, the Small Business Administration authorized full forgiveness of the Company's Paycheck Protection Program loan.

On March 8, 2021, the Company entered into a Credit Agreement providing for a $10 million revolving line of credit facility (the "Interim Credit Facility) with JPMorgan Chase Bank, N.A. (the "Bank"). The term of the Interim Credit Facility had an expiration date of July 15, 2021 because the Company was evaluating options for longer term credit arrangements. On April 12, 2021, the Company executed a first amendment to the Interim Credit Facility that increased the size of the facility from $10 million to $20 million. On May 19, 2021, the Company entered into an Amended and Restated Credit Agreement with the Bank that amends and restates the Interim Credit Facility and provides for asset-based revolving loans in an aggregate principal amount up to $40 million (the "ABL Facility"). The ABL Facility matures on May 19, 2026 and replaced the Interim Credit Facility. The ABL Facility is secured by substantially all of the assets of the Company and interest shall accrue on outstanding borrowings at a rate equal to LIBOR plus 1.7% per annum. More details regarding the ABL Facility may be found in Note D. As of the filing date of this Form 10-Q, the Company had borrowings of $20,768,425 outstanding under the ABL Facility and the Company had full access to the ABL Facility.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 12 months.

DERIVATIVE CONTRACTS

From time to time, the Company may use futures contracts to partially manage exposure to commodity price risk. The Company elects hedge accounting for some of its derivatives and classifies the transactions as either cash flow hedges or fair value hedges. All of the derivatives designated for hedge accounting during the three month and nine month periods ended December 31, 2021 were classified as cash flow hedges. From time to time, the Company may also transact futures contracts where hedge accounting is not elected. The Company recognized net losses related to derivatives designated for hedge accounting of $14,716,860 and $12,317,960 for the three month and nine month periods ended December 31, 2021, respectively. For derivatives not designated for hedge accounting, the Company recognized a gain of $1,721,700 and a loss of $6,498,040 for the three month and nine month periods ended December 31, 2021, respectively. See Note H for further information.

OUTLOOK

The Company expects overall physical margins to decline slightly during its fiscal fourth quarter ending March 31, 2022 due to continued decline in steel prices but to remain at a level above historical average margins. The Company expects fourth quarter sales volume for both the coil segment and tubular segment to increase slightly compared to the third quarter sales volumes. At the end of the third quarter, the Company’s hedging positions with income statement recognition deferred under hedge accounting consisted of total losses of approximately $10,200,000 associated with closed hedging positions and total gains of approximately $1,200,000 associated with open hedging positions. The Company expects to reclassify approximately $9,000,000 of these hedging losses into earnings during the fourth quarter.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant estimates and judgements include forecasted purchases of hot-rolled coil and forecasted sales of prime coil inventory and manufactured pipe inventory in relation to hedging activities and the fair value of the pipe-finishing facility, when impaired. From time to time, the Company hedges these forecasted purchases and sales and may designate those transactions for hedge accounting. If the original forecasts are subsequently reduced, it could result in the Company’s hedged positions exceeding revised forecasts, thus warranting immediate recognition in earnings of previously deferred hedge income or losses associated with excess hedges. A pattern of missed forecasts could call into question the Company’s ability to accurately predict forecasted transactions and the propriety of using hedge accounting in the future for similar forecasted transactions. To mitigate against the negative consequences of missing forecasts we have set an internal policy to designate hedging instruments for accounting purposes only up to 75% of forecasted sales or purchases. Determination of forecasted purchases of hot-rolled coil and forecasted sales of prime coil inventory and manufactured pipe inventory require the Company to make assumptions related to customer demand and the volume and timing of inventory purchases. The pipe-finishing facility impairment analysis requires assumptions related to future operations of the facility and estimates related to the replacement cost and value in exchange for the assets. Actual results could differ from these estimates.

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

Notwithstanding the identified material weakness, the Company's management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition and results of operations for the three month and nine month periods ended December 31, 2021 and 2020 in accordance with U.S. Generally Accepted Accounting Principles.

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

Plan for Remediation of Material Weakness

Our Company is relatively small with101 employees as of the filing date of this Quarter Report on Form 10-Q. Our accounting and finance team consisted of two degreed accountants as of March 31, 2021. Leading up to, and during the financial statement audit period, considerable time was expended by our accounting and finance team to finalize the ABL facility and to select our general contractor and equipment manufacturer related to our planned new facility in Sinton, Texas and to finalize contracts with such parties. This resulted in the Company falling behind in the timeline necessary to complete the audit process and regulatory filings in a timely manner. In an effort to meet regulatory deadlines, the Company did not perform a sufficient review of third-party materials. The Company concludes that the best remediation of the material weakness is an investment in human capital that will allow it to meet its regulatory requirements and growth objectives. On May 24, 2021, the Company hired an additional degreed accountant. The timing of this hire in relation to the audit process made it difficult for the hire to have a beneficial impact on the process related to our fiscal year end March 31, 2021. However, the Company believes the investment in human capital will provide sufficient remediation in future periods and the Company will continue to evaluate the appropriate level of staffing to ensure the controls over financial reporting are adhered to and the Company can meet its regulatory requirements in a timely manner.

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

Changes in Internal Controls over Financial Reporting

Except as discussed above, there were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended December 31, 2021

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

3.3	—	Amended and Restated Bylaws of the Company, as amended on November 8, 2021. (incorporated by reference from Exhibit 3.3 to the Company's Form 10-Q filed on November 19, 2021).

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

101.INS	—	Inline XBRL Instance Document.

101.SCH	—	Inline XBRL Taxonomy Schema Document.

101.CAL	—	Inline XBRL Calculation Linkbase Document.

101.DEF	—	Inline XBRL Definition Linkbase Document.

101.LAB	—	Inline XBRL Label Linkbase Document.

101.PRE	—	Inline XBRL Presentation Linkbase Document.

104	—	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

Date: February 14, 2022	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)