Form 10-K
period 2022-03-31
FRIEDMAN INDUSTRIES INC
filed 2022-08-02
CIK 39092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2022

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED
(Exact name of registrant as specified in its charter)

Texas	74-1504405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1121 Judson Road Suite 124, Longview, TX	75601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (903) 758-3431

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1 Par Value	FRD	NYSE American

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Yes  ☒                 No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐                 No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 2021 (based upon the closing price on the NYSE American on September 30, 2021) was approximately $76,143,000.

The number of shares of the registrant’s Common Stock outstanding at August 2, 2022 was 7,368,613 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 2022 — Part II.

PART I

Item 1.   Business

Friedman Industries, Incorporated (the “Company”), a Texas corporation incorporated in 1965, is a manufacturer and processor of steel products and operates in two reportable segments: coil products and tubular products. Significant financial information relating to the Company’s business segments for the last two years is contained in Note 13of the Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2022, which financial statements are incorporated herein by reference in Item 8 hereof.

Coil Products

The coil product segment consists of the operation of two hot-rolled coil processing facilities; one in Hickman, Arkansas (“Hickman”) and the other in Decatur, Alabama (“Decatur”). The Hickman facility operates a temper mill and a cut-to-length line and the Decatur facility operates a stretcher leveler cut-to-length line. The equipment at both facilities improves the flatness and surface qualities of the coils and cuts the coils into sheet and plate of prescribed lengths. The Hickman facility is capable of cutting sheet and plate with thicknesses ranging from 14 gauge to ½” thick in widths ranging from 36” wide to 72” wide. The Decatur facility is capable of cutting sheet and plate with thicknesses ranging from 14 gauge to ½” thick in widths ranging from 36" wide to 96" wide. The coil product segment sells its prime grade inventory under the Friedman Industries name but also maintains an inventory of non-standard coil products, consisting primarily of mill secondary and excess prime coils, which are sold through the Company’s XSCP division. The coil product segment also processes customer-owned coils on a fee basis.

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

On May 25, 2021, the Company announced plans for a new facility in Sinton, Texas that will be part of the coil product segment. The new facility is on the campus of Steel Dynamics, Inc.'s ("SDI") new flat roll steel mill in Sinton, Texas. The Company's new location consists of an approximately 70,000 square foot building located on approximately 26.5 acres leased from SDI under a 99-year agreement. The Company contracted with Red Bud Industries to build one of the world’s largest stretcher leveler cut-to-length lines, capable of handling material up to 1” thick, widths up to 96” and yields exceeding 100,000 psi. The Company expects the equipment commissioning to occur during August 2022 and September 2022 and then expects expanded production levels beginning in October 2022. The total cost of the project is estimated to be $21 million.

The coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Products

The tubular product segment consists of the Company’s Texas Tubular Products division (“TTP”) located in Lone Star, Texas. TTP operates two electric resistance welded pipe mills with a combined outside diameter (“OD”) size range of 2 3/8” OD to 8 5/8” OD. Both pipe mills are American Petroleum Institute (“API”) licensed to manufacture line pipe and oil country pipe and also manufacture pipe for structural purposes that meets other recognized industry standards. TTP has a pipe finishing facility capable of applying threads and couplings to oil country tubular goods and performing other services that are customary in the pipe finishing process. The pipe finishing facility is currently idled. TTP’s inventory consists of raw materials and finished goods. Raw material inventory consists of hot-rolled steel coils that TTP will manufacture into pipe. Finished goods inventory consists of pipe TTP has manufactured and mill reject pipe that TTP purchased from U.S. Steel Tubular Products, Inc.

TTP purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Marketing

The following table sets forth the approximate percentage of total sales contributed by each group of products and services during each of the Company’s last two fiscal years:

Product and Service Groups	2022	2021
Coil Products	81%	76%
Tubular Products	19%	24%

Coil Products.  The Company sells coil products and processing services to approximately 230 customers located primarily in the midwestern, southwestern and southeastern regions of the United States. The Company’s principal customers for these products and services are steel distributors and customers manufacturing steel products such as steel buildings, railroad cars, barges, tanks and containers, trailers, component parts and other fabricated steel products. For the fiscal year ended March 31, 2022, sales of coil products to O'Neal Steel accounted for approximately 11% of the Company's total sales. No individual coil products customer accounted for 10% or more of the Company's total sales for the fiscal year ended March 31, 2021.

The Company sells substantially all of its coil products through its own sales force. At March 31, 2022, the sales force was comprised of the Vice President of Sales – Coil Divisions and four professional sales personnel. Sales personnel are paid on a salary and commission basis.

Tubular Products.  The Company sells its tubular products nationally to approximately 110 customers. The Company’s principal customers for these products are steel and pipe distributors. In fiscal years 2022 and 2021, no individual tubular customer accounted for 10% or more of the Company’s total sales.

The Company sells substantially all of its tubular products through its own sales force. At March 31, 2022, the sales force was comprised of the Vice President of Sales – Tubular Division and two professional sales personnel. Sales personnel are paid on a salary and commission basis.

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

Human Capital Resources

At March 31, 2022, the Company had 98 full-time employees and 1 part-time employee.

Executive Officers of the Company

The following table sets forth as of March 31, 2022, for each executive officer of the Company, the name, age, officer positions and arrangements with other persons regarding his selection as an officer, if any, and the period during which such officer has served in such capacity:

Name	Age	Position, Offices with the Company and Other Arrangements, if any
Michael J. Taylor	63
President and Chief Executive Officer since September 2019; formerly Interim President and Interim Chief Executive Officer since February 2019; Chairman of the Board of Directors since June 2017; member of the Board of Directors since December 2016

Alex LaRue	36
Chief Financial Officer – Secretary and Treasurer since March 2018; formerly Vice President — Secretary and Treasurer since 2014; formerly Assistant Vice President — Secretary and Treasurer since 2013; formerly Controller — Texas Tubular Products since 2011

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The principal real properties of the Company are described in the following table:

Location	Approximate Size	Ownership
Lone Star, Texas
Plant — Texas Tubular Products	161,000 sq. feet	Owned(1)
Offices — Texas Tubular Products	12,200 sq. feet	Owned(1)
Land — Texas Tubular Products	122.4 acres	Owned(1)
Longview, Texas
Offices	5,100 sq. feet	Leased(2)
Hickman, Arkansas
Plant and Warehouse — Coil Products	64,600 sq. feet	Owned(1)
Offices — Coil Products	2,500 sq. feet	Owned(1)
Land — Coil Products	26.2 acres	Owned(1)
Decatur, Alabama
Plant and Warehouse — Coil Products	48,000 sq. feet	Owned(1)
Offices — Coil Products	2,000 sq. feet	Owned(1)
Land — Coil Products	47.3 acres	Owned(1)
Sinton, Texas
Plant and Warehouse	70,000 sq. feet	Leasehold Improvement (3)
Offices — Coil Products	3,100 sq. feet	Leasehold Improvement (3)
Land — Coil Products	26.5 acres	Leased(3)

(1)	All of the Company’s owned real properties, plants and offices are held in fee and are not subject to any mortgage or deed of trust.
(2)	The office lease is with a non-affiliated party, expires on April 30, 2024, and requires a monthly rental payment by the Company of $4,878.
(3)	The associated lease is a 99 year lease with Steel Dynamics Inc. that calls for an annual rental payment of $1 and has an expiration date of February 19, 2120.

Item 3.  Legal Proceedings

The Company is not, and during fiscal year 2022 was not, a party to, nor is its property the subject of, any material pending legal proceedings.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded principally on the NYSE – American (Symbol: FRD).

Reference is hereby made to the sections of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2022, entitled “Description of Business — Range of High and Low Sales Prices of Common Stock” and “Description of Business — Cash Dividends Declared Per Share of Common Stock”, which sections are hereby incorporated herein by reference.

The approximate number of shareholders of record of Common Stock of the Company as of April 29, 2022 was 175. Because many of the Company’s common shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of individual shareholders represented by these record holders.

Item 6.  Selected Financial Data

Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2022, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and notes thereto of the Company included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2022, are hereby incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2022 and 2021

Consolidated Statements of Operations — Years ended March 31, 2022 and 2021

Consolidated Statements of Comprehensive Income — Years ended March 31, 2022 and 2021

Consolidated Statements of Stockholders’ Equity — Years ended March 31, 2022 and 2021

Consolidated Statements of Cash Flows — Years ended March 31, 2022 and 2021

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

The following supplementary schedule for the Company for the years ended March 31, 2022 and 2021, is incorporated herein by reference above in this Item 8 from the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2022.

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the U.S. Securities and Exchange Commission (the “SEC”) are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Information with respect to Item 9A is hereby incorporated herein by reference from the sections of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2022, entitled “Evaluation of Disclosure Controls and Procedures” and “Management's Report on Internal Control Over Financial Reporting”.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Board of Directors

The following table sets forth the names of the nominees for election to the Board of Directors, the principal occupation or employment of each of the nominees, the period during which each nominee has served as a director of the Company and the age of each nominee:

Nominee	Principal Occupation and Business Experience for more than the Last Five Years	Director Since	Age
Mike Taylor	President and Chief Executive Officer of the Company since September 2019; formerly Interim President and Interim Chief Executive Officer since February 2019; formerly retired; formerly President, Cargill Metals Supply Chain (steel processing and distribution), The Woodlands, Texas	2016	63
Durga D. Agrawal	President, Piping Technology & Products, Inc. (pipe fabrication), Houston, Texas	2006	77
Max Reichenthal	President, Texas Iron and Metal (steel product sales), Houston, Texas	2008	64
Sandy Scott	Retired; Current director on the boards of Terra Nova Solutions, Rowland Inc., CEDA International, DWD International LLC and Goodwill of Houston; formerly Chief Executive Officer, Sprint Industrial Holdings (rental equipment and transportation company), Houston, Texas	2022	58
Joel Spira	Private investor, Houston, Texas; formerly Partner, Weinstein Spira & Company (accounting firm), Houston, Texas	2007	84
Tim Stevenson	Chief Executive Officer and Founder, Metal Edge Partners (metals price risk management and strategic advisory services), Plymouth, Minnesota; formerly Managing Director, Cargill Risk Management (price risk management services), Hopkins, Minnesota; formerly North American Lead of Derivatives and Analysis, Cargill, Inc. (steel processor), Hopkins, Minnesota	2019	55
Sharon Taylor	Vice President and Chief Financial Officer, Martin Midstream Partners LP and Martin Resource Management Corporation (terminalling, processing, transportation, storage and packaging services for petroleum products and by-products); formerly Director of Finance and Investor Relations, Martin Midstream Partners LP; formerly Business Analyst – Finance, Martin Midstream Partners LP, Kilgore, Texas	2022	57
Joe L. Williams	Partner, Pozmantier, Williams & Stone Insurance Consultants, LLC (insurance and risk management consultants), Houston, Texas	2000	76

Executive Officers of the Company

Information with respect to Item 10 regarding executive officers is hereby incorporated by reference from the information set forth under the caption “Executive Officers of the Company” in Item 1 of this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Under the Exchange Act, our directors, executive officers and 10% shareholders must report to the SEC certain transactions involving Common Stock. Based solely on a review of the copies of the reports required pursuant to Section 16(a) of the Exchange Act that have been furnished to us and written representations that no other reports were required, we believe that these filing requirements have been satisfied for the fiscal year ended March 31, 2022 except for: one Form-4 filed by Durga D. Agrawal on December 30, 2021 (filed 87 days late); one Form-4 filed by Max Reichenthal on December 30, 2021 (filed 87 days late); one Form-4 filed by Joel Spira on December 30, 2021 (filed 87 days late); one Form-4 filed by Tim Stevenson on December 30, 2021 (filed 87 days late); one Form-4 filed by Joe L. Williams on December 30, 2021 (filed 87 days late); and one Form-4 filed by Alex LaRue on August 1, 2022 (filed 209 days late).

Audit Committee

The Board of Directors has established an Audit Committee which currently consists of Messrs. Agrawal, Reichenthal and Spira (Chairman). The Audit Committee discusses with the independent accountants and management our financial statements and the scope of the audit examinations, reviews with the independent accountants the audit budget, receives and reviews the audit report submitted by the independent accountants, reviews with the independent accountants internal accounting and control procedures and engages our independent auditor. The Audit Committee’s responsibilities to the Board of Directors are further detailed in the Second Amended and Restated Charter of the Audit Committee, as amended, which is not available on our website but is attached as Appendix A to this proxy statement. The Audit Committee met four times in fiscal year 2022.

The Board of Directors has affirmatively determined that all members of the Audit Committee are independent in accordance with the applicable rules of the NYSE – American and Rule 10A-3(b)(1) of the Exchange Act. The Board also has determined that each of the members of the Audit Committee is able to read and understand fundamental financial statements. In addition, the Board has determined that Mr. Spira meets the financial sophistication requirements set forth in the applicable rules of the NYSE – American and qualifies as an “audit committee financial expert,” as that term is defined in the rules promulgated by the SEC pursuant to the Sarbanes-Oxley Act of 2002, as amended.

The Company has adopted the Friedman Industries, Incorporated Code of Conduct and Ethics (the “Code”), which applies to the Company’s employees, directors and officers, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code is filed as an exhibit hereto.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth certain information regarding compensation paid for services rendered during the fiscal years ended March 31, 2022 and March 31, 2021, to each of our executive officers, including our principal executive officer and our principal financial officer (collectively, the “Named Executive Officers”):

Summary Compensation Table for Fiscal Year 2022

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Michael J. Taylor	2022	279,996	1,198,786	—	5,233	1,484,015
President & Chief Executive Officer	2021	279,996	94,083	—	6,078	380,157
Alex LaRue	2022	180,000	799,191	—	11,587	990,778
Chief Financial Officer — Secretary & Treasurer	2021	165,000	87,722	—	9,189	261,911

(1)   Represents base salary.
(2)   Includes quarterly bonuses based on a percentage of our quarterly net income and Christmas bonuses, each of which is paid at the discretion of the Board of Directors.
(3)   Reflects the aggregate grant date fair value for stock awards computed in accordance with FASB ASC Topic 718.
(4)   Reflects contributions by the Company to the Friedman Industries, Inc. Employees’ Retirement and 401(k) Plan for the benefit of the Named Executive Officers and cash dividends received related to restricted shares awarded under the Company’s restricted stock plan.

Outstanding Equity Awards at Fiscal Year-End 2022

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael J. Taylor	____	____	____	____	____	40,000 (1)	$352,400	____	____
Alex LaRue	____	____	____	____	____	4,000 (2)	$35,240	____	____

(1)   The unvested stock awards for Mr. Taylor will vest in 10,000 share increments on April 1, 2022, April 1 2023, April 1, 2024 and April 1 2025.
(2)   The unvested stock awards for Mr. LaRue will vest in 1,000 share increments on April 1, 2022, April 1 2023, April 1, 2024 and April 1 2025.
(3)   Based on the closing price of our common stock on March 31, 2022 of $8.81.

Potential Payments upon Termination or Change-in-Control

The Named Executive Officers will receive the same benefits as our other employees upon termination of their employment. We maintain the Friedman Industries, Inc. Employees’ Retirement and 401(k) Plan (the “Plan”), a defined contribution and 401(k) plan. The Plan covers substantially all employees, including officers, and employees fully vest in the Plan upon six years of service. The Company maintains a life insurance policy on Mr. LaRue but does not currently have a policy in place on Mr. Taylor. From time to time and in its discretion, the Board has approved the transfer of the applicable policy to an officer upon their retirement. At March 31, 2022, the cash surrender value of the life insurance policy held by the Company on Mr. LaRue was approximately $6,500. None of the Named Executive Officers has a change-in-control agreement with us.

Director Compensation

For the fiscal year ended March 31, 2022, directors were paid $9,000 per quarter. In addition, the Chairman and members of the Audit Committee received $3,000 and $2,250, respectively, per quarter. Mr. Taylor did not receive any compensation for serving as a director.

Except for Mr. Taylor, who is a Named Executive Officer (as defined in “Executive Compensation” below), the following table summarizes compensation paid to each director during the fiscal year ended March 31, 2022. Sandy Scott and Sharon Taylor are not listed in the table below due to them being added to the Board of Directors subsequent to March 31, 2022.

Director Compensation Table for Fiscal Year 2022
Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($) (1)	Total ($)
Durga Agrawal	45,000	10,000	55,000
Max Reichenthal	45,000	10,000	55,000
Joel Spira	48,000	10,000	58,000
Tim Stevenson	36,000	10,000	46,000
Joe L. Williams	36,000	10,000	46,000

(1)	All other compensation consists of restricted stock awards issued to directors during the fiscal year ended March 31, 2022.

Procedures and Processes for Determining Executive and Director Compensation

The Compensation Committee of the Board of Directors is responsible for reviewing and recommending to the full Board of Directors the compensation of our Chief Executive Officer and our other Named Executive Officers. The Committee also reviews and discusses with the Chief Executive Officer, and recommends to the full Board of Directors, the compensation for all other officers of the Company. The Committee may retain compensation consultants or other advisers it deems appropriate. Based on the Committee’s analysis of relevant data, the Committee determines its recommendation regarding the compensation of our Chief Executive Officer during an executive session of the Committee at which the Chief Executive Officer is not present. Our Chief Executive Officer makes recommendations regarding the compensation of our other executive officers and other officers to the Committee. The Committee considers the recommendations, discusses the recommendations with our Chief Executive Officer, may discuss the matter in executive session and then makes recommendations to the full Board of Directors. The final determination as to the compensation of the Chief Executive Officer and all other officers of the Company is made by the full Board of Directors based on the recommendations of the Committee.

The Board of Directors, or an authorized committee thereof, may from time to time review and determine the form and amount of director compensation, including cash, equity-based awards and other director compensation to maintain a transparent and readily understandable compensation program which ensures that the directors continue to receive fair and appropriate compensation for the time commitment required to discharge their duties as directors for a company of our size.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The table below sets forth the following information as of March 31, 2022 for all equity compensation plans, including those previously approved by our shareholders.

	Equity Compensation Plan Table
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By Security Holders	-	-	130,185
Equity Compensation Plans Not Approved By Security Holders	-	-	-
Total	-	-	130,185

Additional information with respect to Item 12 regarding equity compensation plan information relating to the Company is hereby incorporated herein by reference from Note 2 — Equity Compensation Plans and Capital Stock included in the Notes to Consolidated Financial Statements of the Company included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2022.

Security Ownership Information
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of Common Stock by directors, nominees for director, Named Executive Officers, executive officers and directors as a group and persons who owned of record more than 5% of the outstanding Common Stock as of July 28, 2022:

Name	Amount and Nature of Beneficial Ownership(a)	Percentage of Shares Outstanding
Dimensional Fund Advisors LP........................................................	544,919 (b)	7.4%
6300 Bee Cave Road, Building One
Austin, Texas 78746
Renaissance Technologies Holdings Corporation............................	488,018 (c)	6.6%
800 Third Avenue
New York, New York 10022
Plateplus, Inc.......................................................................................	516,041 (d)	7.0%
21 Waterway Ave. Suite 525
The Woodlands, TX 77380
Mike Taylor........................................................................................	122,144	1.7%
Durga D. Agrawal..............................................................................	11,763	*
Max Reichenthal.................................................................................	11,763	*
Joel Spira.............................................................................................	10,763	*
Tim Stevenson....................................................................................	24,763	*
Sharon Taylor.....................................................................................	100	*
Joe L. Williams...................................................................................	20,333	*
Alex LaRue.........................................................................................	42,150	*
Officers and directors as a group (8 persons)...................................	243,779	3.3%

*      Less than 1%.
(a)      Based upon information obtained from the officers, directors, director nominees and beneficial owners. Includes all shares beneficially owned according to the definition of “beneficial ownership” in the rules promulgated under the Exchange Act. Except as otherwise indicated, the indicated person has sole voting and investment power with respect to the shares.
(b)     Based upon information contained in a Schedule 13G/A filed with the SEC on February 8, 2022 by Dimensional Fund Advisors LP (“Dimensional”). Dimensional is deemed to have beneficial ownership of 544,919 shares of the Common Stock as of December 31, 2021.
(c)      Based upon information contained in a Schedule 13G/A filed with the SEC on February 11, 2022 by Renaissance Technologies Holdings Corporation (“Renaissance”). Renaissance is deemed to have beneficial ownership of 488,018 shares of the Common Stock as of December 31, 2021.
(d)     Based upon information contained in a Schedule 13G filed with the SEC on May 9, 2022 by Plateplus, Inc. (“Plateplus”). Plateplus is deemed to have beneficial ownership of 516,041 shares of the Common Stock as of April 29, 2022.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Related Party Transactions

There were no transactions in fiscal year 2022 with related persons which required disclosure pursuant to Item 404(a) of Regulation S-K (17 CFR Part 229).

Policies and Procedures with Respect to Approval of Related Party Transactions

The Audit Committee of the Board of Directors has adopted a written policy with respect to related party transactions to document procedures pursuant to which such transactions are reviewed, approved or ratified. The policy applies to any transaction between us and any related party other than transactions (i) available to all employees generally or (ii) involving less than $5,000 when aggregated with all similar transactions. The Audit Committee is responsible for reviewing, approving and ratifying any related party transaction. In general, the policy prohibits all related party transactions although the Audit Committee may approve related party transactions (A) in exceptional circumstances where the situation is urgent and no reasonable alternatives exist, (B) when the benefit is unique and significant or (C) the economic value to us is highly compelling over an extended period.

Item 14.  Principal Accountant Fees and Services

Audit Fees

In fiscal years 2022 and 2021, we retained Moss Adams LLP (Houston, Texas PCAOB ID: 659) to provide services and incurred fees therefor as indicated in the following table:

	2022 Actual Fees	2021 Actual Fees
Audit Fees (1)	$ 493,300	$ 214,700
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$ 493,300	$ 214,700

(1)  Includes fees and expenses incurred related to the fiscal year audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered.

The Audit Committee has implemented pre-approval policies and procedures for all audit and non-audit services to be provided by our independent public accountants to us. With regard to all permissible non-audit services, the Audit Committee has designated the Chairman of the Audit Committee to approve in advance the provision by the independent public accountants of such services.

There were no services approved by the Audit Committee pursuant to the de minimis exception in paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X (17 CFR Part 210) during fiscal year 2022.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents included in this report

1. Financial Statements

The following financial statements and notes thereto of the Company are included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2022, which is incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2022 and 2021

Consolidated Statements of Operations — Years ended March 31, 2022 and 2021

Consolidated Statements of Comprehensive Income — Years ended March 31, 2022 and 2021

Consolidated Statements of Stockholders’ Equity — Years ended March 31, 2022 and 2021

Consolidated Statements of Cash Flows — Years ended March 31, 2022 and 2021

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

2.  Financial Statement Schedules

The following financial statement schedule is included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2022, which is incorporated herein by reference:

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

3.3	—	Amended and Restated Bylaws of the Company, as amended on November 8, 2021 (incorporated by reference from Exhibit 3.3 to the Company’s Form 10-Q filed on November 19, 2021).

10.1	—	Friedman Industries, Incorporated 2016 Restricted Stock Plan (incorporated by reference from Exhibit 4.2 to the Company’s Form S-8 filed on December 21, 2016).

10.2	—	Form of Friedman Industries, Incorporated Restricted Stock Award Agreement (incorporated by reference from Exhibit 4.3 to the Company’s Form S-8 filed on December 21, 2016).

10.3	—	First Amendment to the Friedman Industries, Incorporated 2016 Restricted Stock Plan (incorporated by reference from Appendix C to the Company’s Form DEF 14A filed on July 26, 2019).

10.4	—	Amended and Restated Credit Agreement dated May 19, 2021 (incorporated by reference from Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended March 31, 2021 filed on July 7, 2021).

10.5	—	Pledge and Security Agreement dated May 19, 2021 (incorporated by reference from Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended March 31, 2021 filed on July 7, 2021).

**10.6	—	First Amendment to Amended and Restated Credit Agreement (referenced in the Company's Current Report of Form 8-K filed on March 15, 2022).

**10.7	—	Second Amendment to Amended and Restated Credit Agreement (referenced in the Company's Current Report of Form 8-K filed on May 2, 2022).

**10.8	—	Asset Purchase Agreement by and among Friedman Industries, Inc., Plateplus Inc. and the Stockholder of Plateplus Inc. (referenced in the Company's Current Report on Form 8-K filed on May 2, 2022).

**10.9	—	Lease Assignment and Assumption Agreement for Parcel 1-A and Parcel 4 of Granite City, Illinois Property.

**10.10	—	Lease Assignment and Assumption Agreement for Parcel 1-B of Granite City, Illinois Property.

**10.11	—	Lease Assignment and Assumption Agreement for Parcel 5 of Granite City, Illinois Property.

**10.12	—	Third Amendment to Amended and Restated Credit Agreement (referenced in the Company's Current Report on Form 8-K filed on July 13, 2022).

**13.1	—	The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2022.

**14.1	—	Friedman Industries, Incorporated Code of Conduct and Ethics.

**21.1	—	List of Subsidiaries.

**23.1	—	Consent of Moss Adams LLP.

**31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

**31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

**32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

**32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

**101.INS	—	Inline XBRL Instance Document.

**101.SCH	—	Inline XBRL Taxonomy Schema Document.

**101.CAL	—	Inline XBRL Calculation Linkbase Document.

**101.DEF	—	Inline XBRL Definition Linkbase Document.

**101.LAB	—	Inline XBRL Label Linkbase Document.

**101.PRE	—	Inline XBRL Presentation Linkbase Document.

**104	—	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

By:	/S/ MICHAEL J. TAYLOR
Michael J. Taylor
President and Chief Executive Officer

Dated: August 2, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Friedman Industries, Incorporated in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL J. TAYLOR	President and Chief Executive Officer and	August 2, 2022
Michael J. Taylor	Director (Principal Executive Officer)

/S/ ALEX LARUE	Chief Financial Officer — Secretary and	August 2, 2022
Alex LaRue	Treasurer (Principal Financial Officer
and Principal Accounting Officer)

/S/ DURGA D. AGRAWAL	Director	August 2, 2022
Durga D. Agrawal

/S/ MAX REICHENTHAL	Director	August 2, 2022
Max Reichenthal

/S/ SANDY SCOTT	Director	August 2, 2022
Sandy Scott

/S/ JOEL SPIRA	Director	August 2, 2022
Joel Spira

/S/ TIM STEVENSON	Director	August 2, 2022
Tim Stevenson

/S/ SHARON TAYLOR	Director	August 2, 2022
Sharon Taylor

/S/ JOE L. WILLIAMS	Director	August 2, 2022
Joe L. Williams