Form 10-Q
period 2022-06-30
FRIEDMAN INDUSTRIES INC
filed 2022-10-12
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

At October 12, 2022, the number of shares outstanding of the issuer’s only class of stock was 7,368,613 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	JUNE 30, 2022	MARCH 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$2,408,776	$2,598,102
Accounts receivable, net of allowances for bad debts and cash discounts of $99,819 at June 30, and March 31, 2022	76,480,080	35,670,657
Inventories	123,879,630	67,946,122
Current portion of derivative assets	3,480,720	4,240,740
Other current assets	2,722,402	14,906,194
TOTAL CURRENT ASSETS	208,971,608	125,361,815
PROPERTY, PLANT AND EQUIPMENT:
Land	1,669,831	1,179,831
Buildings and yard improvements	20,691,676	8,581,676
Machinery and equipment	36,094,594	30,422,066
Construction in process	19,422,533	15,925,306
Less accumulated depreciation	(26,533,922)	(26,002,820)
	51,344,712	30,106,059
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	413,055	157,248
Operating lease right-of-use asset	1,330,241	113,168
Deferred income tax asset	—	2,133,295
Income taxes recoverable	—	1,403,485
TOTAL ASSETS	$262,059,616	$159,275,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$47,566,633	$44,803,602
Dividends payable	147,372	137,120
Contribution to retirement plan	175,000	250,000
Employee compensation and related expenses	3,093,819	1,085,676
Income taxes payable	1,576,267	—
Current portion of financing lease	105,195	104,689
Current portion of derivative liability	2,675,400	14,429,520
TOTAL CURRENT LIABILITIES	55,339,686	60,810,607
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	122,337	119,591
DEFERRED INCOME TAX LIABILITY	136,767	—
OTHER NON-CURRENT LIABILITIES	1,378,789	221,767
ASSET BASED LENDING FACILITY	102,367,007	18,436,457
TOTAL LIABILITIES	159,344,586	79,588,422
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1: Authorized shares — 10,000,000; Issued shares — 8,861,016 shares and 8,344,975 shares at June 30, and March 31, 2022, respectively	8,861,016	8,344,975
Additional paid-in capital	34,783,173	30,442,361
Accumulated other comprehensive loss	(3,094,392)	(10,268,509)
Treasury stock at cost (1,492,403 shares and 1,488,966 shares at June 30, and March 31, 2022, respectively)	(7,770,465)	(7,741,197)
Retained earnings	69,935,698	58,909,018
TOTAL STOCKHOLDERS’ EQUITY	102,715,030	79,686,648
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$262,059,616	$159,275,070

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	THREE MONTHS ENDED
	JUNE 30,
	2022	2021
Net Sales	$161,803,090	$65,916,439
Costs and expenses:
Costs of products sold	143,131,162	48,586,504
Selling, general and administrative	6,352,792	3,350,110
Interest expense	429,381	23,210
	149,913,335	51,959,824
EARNINGS FROM OPERATIONS	11,889,755	13,956,615
Other income, net	2,767,703	312,062
EARNINGS BEFORE INCOME TAXES	14,657,458	14,268,677
Provision for (benefit from) income taxes:
Current	3,488,446	3,067,888
Deferred	(15,362)	(111,008)
	3,473,084	2,956,880
NET EARNINGS	$11,184,374	$11,311,797

Net earnings per share:
Basic	$1.55	$1.64
Diluted	$1.55	$1.64
Cash dividends declared per common share	$0.02	$0.02

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	THREE MONTHS ENDED
	JUNE 30,
	2022	2021
Net earnings	$11,184,374	$11,311,797
Other comprehensive income (loss):
Cash flow hedges, net of tax	7,174,117	(13,693,337)
	7,174,117	(13,693,337)
Comprehensive income (loss)	$18,358,491	$(2,381,540)

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	THREE MONTHS ENDED JUNE 30,
	2022	2021
OPERATING ACTIVITIES
Net earnings	$11,184,374	$11,311,797
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation	531,102	337,358
Deferred taxes	(15,362)	(111,008)
Compensation expense for restricted stock	73,153	121,704
Change in postretirement benefits	2,746	2,186
(Gain) loss recognized on open derivatives not designated for hedge accounting	(686,640)	2,953,960
Deferred realized gain (loss) on derivatives	(1,450,919)	(3,812,820)
Forgiveness of Paycheck Protection Program Loan	—	(1,706,614)
Decrease (increase) in operating assets, net of amounts acquired in business combination:
Accounts receivable	(40,809,423)	(9,606,421)
Inventories	21,613,081	(31,159,940)
Federal income taxes recoverable	1,403,485	—
Other current assets	584,045	233,347
Increase (decrease) in operating liabilities, net of amounts assumed in business combination:
Accounts payable and accrued expenses	(17,283,626)	29,300,241
Income taxes payable	1,576,267	2,167,025
Contribution to retirement plan	(75,000)	50,000
Employee compensation and related expenses	2,008,143	2,037,042
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(21,344,574)	2,117,857
INVESTING ACTIVITIES
Plateplus business combination	(71,720,208)	—
Purchase of property, plant and equipment	(2,811,797)	(2,756,265)
Increase in cash surrender value of officers’ life insurance	(3,463)	(2,896)
NET CASH USED IN INVESTING ACTIVITIES	(74,535,468)	(2,759,161)
FINANCING ACTIVITIES
Debt issuance cost	(239,887)	—
Cash dividends paid	(147,442)	(137,991)
Cash paid for principal portion of finance lease	(25,983)	(25,486)
Cash paid for share repurchases	(29,268)	—
Asset based lending facility proceeds	83,930,550	10,863,213
NET CASH PROVIDED BY FINANCING ACTIVITIES	83,487,970	10,699,736
INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(12,392,072)	10,058,432
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	16,121,518	20,192,486
CASH AND RESTRICTED CASH AT END OF PERIOD	$3,729,446	$30,250,918

Cash and restricted cash at June 30, 2022 and March 31, 2022 included $1,320,670 and $13,523,416, respectively, of cash required to collateralize open derivative positions. These amounts are reported in "Other current assets" on the Company's consolidated balance sheets at June 30, 2022 and March 31, 2022. The Company had $29,360,060 in restricted cash at June 30, 2021.

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes of Friedman Industries, Incorporated (the “Company”) included in its annual report on Form 10-K for the year ended March 31, 2022.

Business Combinations

The results of a business acquired in a business combination are included in the Company’s financial statements from the date of acquisition. The Company allocates the purchase price to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to make significant judgments and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. Acquisition-related transaction costs are expensed in the period in which the costs are incurred. Please refer to Note B for additional discussion of the acquisition completed by the Company during the quarter ended June 30, 2022.

NOTE B — BUSINESS COMBINATIONS

On April 30, 2022, (the “Acquisition Date”), the Company acquired certain assets and liabilities of Plateplus, Inc. (“Plateplus”), a wholly owned subsidiary of Metal One, Inc. (“Metal One” or “Seller”), whereby the Company acquired the real estate, buildings, equipment, inventory, and other assets of Plateplus’ East Chicago, IN and Granite City, IL facilities and certain steel inventory at Plateplus’ Loudon, TN and Houston, TX facilities (the “Transaction”). The East Chicago and Granite City facilities are steel coil processing facilities that produce the same type of products as the Company's facilities in Hickman, AR and Decatur, AL and the Sinton, TX location where construction is concluding. As a result of the Transaction, the Company expanded its footprint and distribution capabilities in the mid-western United States.

The Transaction resulted in the Company acquiring all the ownership interests in the assets noted above, for a total consideration of $76.5 million, of which $71.7 million was cash consideration (inclusive of a final net working capital adjustment of $7.9 million accrued and reported as a component of "Accounts payable and accrued expenses" on the Condensed Consolidated Balance Sheet at June 30, 2022) and $4.8 million related to 516,041 shares of common stock issued by the Company. The fair value of the 516,041 shares issued was determined based on the closing market price of the Company’s common stock on April 29, 2022, the last trading day prior to the Acquisition Date. At the Acquisition Date, the Transaction was funded with net borrowings of $64.0 million made under the Company's asset-based lending facility ("ABL Facility") provided by JPMorgan Chase Bank. An additional $7.9 million was funded by the ABL Facility subsequent to June 30, 2022 to pay the final net working capital adjustment.

The Transaction was accounted for using the acquisition method of accounting, in accordance with Topic 805, Business Combinations, whereby the consideration transferred and the acquired identifiable assets and liabilities assumed are recorded at  their respective fair values. The excess of the consideration transferred over the fair values of these identifiable net assets is recorded as goodwill. The Transaction resulted in no residual goodwill. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the Acquisition Date to estimate the fair value of assets acquired and liabilities assumed. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize its fair value estimates as soon as practicable but no later than one year from the Acquisition Date.

Fair value of assets acquired and liabilities assumed
Inventory	$ 77,546,000
Property, plant and equipment	18,022,000
Accounts payable	(19,065,000)
Total	$ 76,503,000

In addition to the above, the Company recognized an initial right-of-use ("ROU") asset and lease liability of $1,237,097 during the June 30, 2022 quarter related to the Granite City location. Additional information about this lease is provided in Note E.

The following unaudited pro forma consolidated operating results give effect to the Transaction as if it had been completed as of April 1, 2021. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Transaction had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

	Three Months Ended June 30
	2022	2021
Net sales	$181,203,523	$113,143,769
Earnings from operations	$11,608,382	$14,387,891

Our consolidated statement of operations for the period ended June 30, 2022, includes net sales and earnings from operations of approximately $53.6 million and $4.3 million, respectively, attributable to the East Chicago and Granite City facilities acquired from Plateplus. At the Acquisition Date, the Company acquired the inventory on hand at Plateplus' Houston and Loudon facilities and also assumed inventory on order related to these locations. Plateplus provided toll processing services for this material for a period of time following the Acquisition Date. In addition to the East Chicago and Granite City sales and earnings from operations, our consolidated statement of operations for the period ended June 30, 2022, includes net sales and earnings from operations of approximately $28.6 million and $2.1 million, respectively, attributable to sales of inventory from Houston and Loudon where the fixed assets were not acquired. The Company recorded transaction specific costs of approximately $750,000 million in the period ended June 30, 2022 as a component of "Selling, general and administrative" expenses on the Condensed Consolidated Statement of Operation. Additional information about the debt issuance costs is provided in Note D.

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

A summary of inventory values by product group follows:

	June 30, 2022	March 31, 2022
Prime Coil Inventory	$106,359,822	$50,482,022
Non-Standard Coil Inventory	325,424	1,063,374
Tubular Raw Material	13,354,943	9,049,598
Tubular Finished Goods	3,839,441	7,351,128
	$123,879,630	$67,946,122

Tubular raw material inventory consists of hot-rolled steel coils that the Company will manufacture into pipe. Tubular finished goods inventory consists of pipe the Company has manufactured.

NOTE D – DEBT

          On June 22, 2021, the Small Business Administration authorized full forgiveness of the Company's Paycheck Protection Program loan. The gain of $1,706,614 from this extinguishment of debt included both principal and interest and is recorded as a component of "Other income, net" on the Company's Condensed Consolidated Statement of Operations for the three months ended June 30, 2021.

On March 8, 2021, the Company entered into a Credit Agreement providing for a $10 million revolving line of credit facility (the "Interim Credit Facility) with JPMorgan Chase Bank, N.A. (the "Bank"). The term of the Interim Credit Facility had an expiration date of July 15, 2021 because the Company was evaluating options for longer term credit arrangements. On April 12, 2021, the Company executed a first amendment to the Interim Credit Facility that increased the size of the facility from $10 million to $20 million. On May 19, 2021, the Company entered into an Amended and Restated Credit Agreement ("ABL Facility") with the Bank that amended and restated the Interim Credit Facility and provided for asset-based revolving loans in an aggregate principal amount up to $40 million. On March 11, 2022, the Company executed a first amendment to the ABL Facility which increased the size of the facility from $40 million to $75 million. On April 29, 2022, the Company entered into a Second Amendment to the ABL Facility. The Second Amendment amends the ABL facility in order to increase the asset-based revolving loans available thereunder from an aggregate principal amount of up to $75 million to an aggregate principal amount of up to $150 million. The ABL Facility matures on May 19, 2026 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.8% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 15% of the revolving commitment or $22.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased by up to an aggregate of $25 million, in minimum increments of $5 million. At  June 30, 2022, the Company had a balance of $102,367,007 under the ABL Facility with an applicable interest rate of 3.20%. At  June 30, 2022, the Company's borrowing base supported full access to the ABL Facility and the Company was in compliance with all covenants related to the ABL Facility.

The Company incurred debt issuance costs of $239,887 in connection with the Second Amendment to the ABL Facility. The Company recorded these debt issuance costs as non-current other assets and will amortize these costs on an equal monthly basis over the remaining term of the ABL facility.

On July 6, 2022, the Company entered into a Third Amendment to the ABL Facility. The Third Amendment amends the ABL Facility in order to provide for the syndication of the asset-based revolving loans available thereunder with BMO Harris Bank, N.A. ("BMO") with JPMorgan Chase Bank serving as the arranging agent (the "Agent"). The Third Amendment also amends provisions of the ABL Facility authorizing the Agent to make protective advances under the ABL Facility and adds a covenant requiring each of the Company and its subsidiaries to maintain the Agent as its principal depository bank. In connection with the Third Amendment, the Company also entered into a Revolving Note payable to BMO in a principal amount of up to $50 million establishing BMO as a one-third syndicated participant in the Company's ABL facility.

 NOTE E — LEASES

During the three months ended June 30, 2022, the Company was assigned an operating lease associated with the real property and leasehold improvements for the Granite City, IL facility acquired from Plateplus pursuant to the Transaction. The current lease expires August 31, 2023 but contains a 20 year extension option in favor of the Company which the Company expects to exercise. The lease calls for quarterly rental payments of $18,832. The Company recognized an initial right-of-use ("ROU") asset and lease liability of $1,237,097 during the June 30, 2022 quarter related to this lease. The anticipated 20 year extension of this lease is included in the ROU asset and lease liability calculation. The Company’s lease of its office space in Longview, Texas is the only other operating lease included in the Company's ROU assets and lease liabilities. The lease calls for monthly rent payments of $4,878 and expires on April 30, 2024. The Company’s other operating leases for items such as IT equipment and storage space are either short-term in nature or immaterial.

In October 2019, the Company received a new heavy-duty forklift under a 5-year finance lease arrangement with a financed amount of $518,616 and a monthly payment of $9,074.

The components of expense related to leases for the three months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended
	June 30,
	2022	2021
Finance lease – amortization of ROU asset	$25,983	$25,487
Finance lease – interest on lease liability	1,240	1,736
Operating lease expense	27,188	14,634
	$54,411	$41,857

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$1,330,241	$113,168	Operating lease right-of-use asset
Finance lease right-of-use asset	449,465	455,948	Property, plant & equipment
Total right-of-use assets	$1,779,706	$569,116
Liabilities
Operating lease liability, current	$98,289	$52,270	Accrued expenses
Finance lease liability, current	105,195	104,689	Current portion of finance lease
Operating lease liability, non-current	1,244,409	60,898	Other non-current liabilities
Finance lease liability, non-current	134,380	160,869	Other non-current liabilities
Total lease liabilities	$1,582,273	$378,726

As of June 30, 2022, the weighted-average remaining lease term was 19.7 years for operating leases and 2.3 years for finance leases. The weighted average discount rate was 2.8% for operating leases and 1.9% for finance leases.

Maturities of lease liabilities as of June 30, 2022 were as follows:

	Operating Leases	Finance Leases
Fiscal 2023 (remainder of fiscal year)	100,397	81,669
Fiscal 2024	133,863	108,892
Fiscal 2025	80,205	54,446
Fiscal 2026	75,327	—
Fiscal 2027 and beyond	1,311,941	—
Total undiscounted lease payments	$1,701,733	$245,007
Less: imputed interest	(359,035)	(5,432)
Present value of lease liability	$1,342,698	$239,575

NOTE F — PROPERTY, PLANT AND EQUIPMENT

On May 25, 2021, the Company announced plans for a new facility in Sinton, Texas that would be part of the coil product segment. The new facility is on the campus of Steel Dynamics, Inc.'s ("SDI") new flat roll steel mill in Sinton, Texas. The Company's new location consists of an approximately 70,000 square foot building located on approximately 26.5 acres leased from SDI under a 99-year agreement with an annual rental payment of $1. The Company contracted with Red Bud Industries to build a stretcher leveler cut-to-length line for the facility that is capable of handling material up to 1” thick, widths up to 96” and yields exceeding 100,000 psi. The Company expects to put the facility into service during October 2022 and estimates the total cost of the project to be approximately $22 million. The total estimated cost increased $1 million from previous estimates due primarily to adding a railcar mover, an additional heavy-duty forklift and additional railroad spur into the project. At  June 30, 2022, the Company's construction in process related to the Sinton project was $19,422,533 consisting of $11,823,576 in cash payments and $7,598,957 of accrued capital expenditures.

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

The following table summarizes the activity related to restricted stock awards for the three months ended June 30, 2022:

		Weighted Average
	Number of Shares	Grant Date Fair Value Per Share
Unvested at March 31, 2022	139,523	$5.96
Cancelled or forfeited	—	—
Granted	—	—
Vested	(14,000)	8.51
Unvested at June 30, 2022	125,523	$5.68

Compensation expense is recognized over the requisite service period applicable to each award. The Company recorded compensation expense of $73,153 and $121,704 in the three months ended June 30, 2022 and 2021, respectively, relating to the stock awards issued under the Plan. As of June 30, 2022, unrecognized compensation expense related to stock awards was approximately $472,000, which is expected to be recognized over a weighted average period of approximately 2.0 years. As of June 30, 2022, a total of 130,185 shares were still available to be issued under the Plan.

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

At June 30, 2022 and  March 31, 2022, the Company held hot-rolled coil futures contracts which were designated as hedging instruments and classified as cash flow hedges, either as hedges of variable purchase prices or as hedges of variable sales prices. Accordingly, realized and unrealized gains and losses associated with the instruments are reported as a component of other comprehensive income and reclassified into earnings during the period in which the hedged transaction affects earnings. During the three months ended June 30, 2022, the Company also entered into hot-rolled coil futures contracts that were not designated as hedging instruments for accounting purposes. Accordingly, the change in fair value related to these instruments was immediately recognized in earnings.

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of June 30, 2022:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives designated as cash flow hedges:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts hedging sales	Current portion of derivative assets	$1,333,860

Derivatives not designated as hedging instruments:
Hot-rolled coil steel contracts	Current portion of derivative assets	$2,146,860	Current portion of derivative liability	$2,675,400

All derivatives are presented on a gross basis on the Consolidated Balance Sheet.

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of March 31, 2022:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives designated as cash flow hedges:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts hedging sales			Current portion of derivative liability	$8,905,500

Derivatives not designated as hedging instruments:
Hot-rolled coil steel contracts	Current portion of derivative assets	$4,240,740	Current portion of derivative liability	$5,524,020

All derivatives are presented on a gross basis on the Consolidated Balance Sheet.

At June 30, 2022 and  March 31, 2022, the Company reported $330,200 and $933,200, respectively, in "Other current assets" on its Consolidated Balance Sheets related to futures contracts which were closed but were pending cash settlement.

The notional amounts (quantities) of our cash flow hedges outstanding at June 30, 2022 consisted of 9,980 tons hedging sales with maturity dates ranging from July 2022 to September 2022.

The following table summarizes the pre-tax gain (loss) recognized in other comprehensive income and the gain (loss) reclassified from accumulated other comprehensive loss into earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

	Pre-Tax Gain (Loss)	Location of Gain (Loss) Reclassified	Pre- Tax Gain (Loss) Reclassified from
	Recognized in OCI	from AOCI into Net Earnings	AOCI into Net Earnings
For the three months ended June 30, 2022:
Hot-rolled coil steel contracts	$8,833,360	Sales	$(626,180)
Total	$8,833,360		$(626,180)

For the three months ended June 30, 2021:
Hot-rolled coil steel contracts	$(32,807,460)	Sales	$(5,098,020)
Hot-rolled coil steel contracts		Costs of goods sold	$1,582,200
Total	$(32,807,460)		$(3,515,820)

The estimated amount of net losses recognized in AOCI at June 30, 2022 expected to be reclassified into net earnings (loss) within the succeeding twelve months is $4,080,160. This amount consists of $5,745,540 in realized losses associated with closed hedges and net unrealized gains of $1,665,380 associated with open hedges that was computed using the fair value of the cash flow hedges as of June 30, 2022 and is subject to change before actual reclassification from AOCI to net earnings (loss).

The following table summarizes the gain recognized in earnings for derivative instruments not designated as hedging instruments during the three months ended June 30, 2022:

		Gain Recognized in Earnings
	Location of Gain	for the Three Months Ended
	Recognized in Earnings	June 30, 2022
Hot-rolled coil steel contracts	Other income (loss), net	$2,754,240

The following table summarizes the loss recognized in earnings for derivative instruments not designated as hedging instruments during the three months ended June 30, 2021:

		Loss Recognized in Earnings
	Location of Loss	for the Three Months Ended
	Recognized in Earnings	June 30, 2021
Hot-rolled coil steel contracts	Other income, net	$(1,388,960)

The notional amount (quantity) of our derivative instruments not designated as hedging instruments at June 30, 2022 consisted of 6,980 tons of long positions with maturity dates ranging from August 2022 to December 2022 and 18,800 tons of short positions with maturity dates ranging from July 2022 to February 2023.

The following table reflects the change in accumulated other comprehensive income (loss), net of tax, for the periods presented:

Gain (Loss) on
Derivatives
Balance at March 31, 2022	$(10,268,509)
Other comprehensive income, net of loss, before reclassification	6,699,222
Total loss reclassified from AOCI (1)	474,895
Net current period other comprehensive income	7,174,117
Balance at June 30, 2022	$(3,094,392)

(1) The loss reclassified from AOCI is presented net of tax benefits of $151,285 which are included in the provision for (benefit from) income taxes on the Company's Consolidated Statement of Operations for the three months ended June 30, 2022.

Gain (Loss) on
Derivatives
Balance at March 31, 2021	$(11,187,841)
Other comprehensive loss, net of income, before reclassification	(16,359,735)
Total loss reclassified from AOCI (1)	2,666,398
Net current period other comprehensive loss	(13,693,337)
Balance at June 30, 2021	$(24,881,178)

(1) The loss reclassified from AOCI is presented net of tax benefits of $849,422 which are included in the provision for (benefit from) income taxes on the Company's Consolidated Statement of Operations for the three months ended June 30, 2021.

At  June 30, 2022 and  March 31, 2022, cash of $1,320,670 and $13,523,416, respectively, was held by our clearing agent to collateralize our open derivative positions. These cash requirements are included in "Other current assets" on the Company's Consolidated Balance Sheets at  June 30, 2022 and  March 31, 2022.

NOTE I — FAIR VALUE MEASUREMENTS

Accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

●	Level 1 – Quoted prices for identical assets and liabilities in active markets.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At  June 30, 2022, our financial assets, net, measured at fair value on a recurring basis were as follows:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial assets, net	$805,320	$—	$—	$805,320
Total	$805,320	$—	$—	$805,320

At  March 31, 2022, our financial liabilities, net, measured at fair value on a recurring basis were as follows:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(10,188,780)	$—	$—	$(10,188,780)
Total	$(10,188,780)	$—	$—	$(10,188,780)

At  June 30, 2022 and  March 31, 2022, the Company did not have any fair value measurements on a non-recurring basis.

NOTE J — SEGMENT INFORMATION (in thousands)

	Three Months Ended
	June 30,
	2022	2021
Net sales
Coil	$142,877	$52,695
Tubular	18,926	13,221
Total net sales	$161,803	$65,916

Operating profit
Coil	$13,543	$13,256
Tubular	2,104	2,600
Total operating profit	15,647	15,856
General corporate expenses	3,329	1,876
Interest expense	429	23
Other income, net	2,768	312
Total earnings before income taxes	$14,657	$14,269

	June 30, 2022	March 31, 2022
Segment assets
Coil	$233,397	$115,232
Tubular	24,314	24,017
	257,711	139,249
Corporate assets	4,349	20,026
	$262,060	$159,275

Operating profit is total net sales less operating expenses, excluding general corporate expenses, interest expense and other income. General corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate and accounting salaries, professional fees and services, bad debts, retirement plan contribution expense, corporate insurance expenses, restricted stock plan compensation expense and office supplies. Other income for the three months ended June 30, 2022 consisted primarily of a $2,754,240 gain related to derivatives not designated for hedge accounting. Other income for the three months ended June 30, 2021 consisted primarily of a $1,706,614 gain from the PPP Loan forgiveness partially offset by a $1,388,960 loss related to derivatives not designated for hedge accounting. Corporate assets consist primarily of cash, restricted cash and the cash value of officers’ life insurance. Although inventory is transferred at cost between product groups, there are no sales between product groups.

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

The Company has two reportable segments: Coil and Tubular. Coil primarily generates revenue from cutting to length hot-rolled steel coils. Coil segment revenue consists of three main product types: Prime Coil, Non-Standard Coil and Customer Owned Coil. Tubular primarily generates revenue from manufacturing and distributing steel pipe. Tubular segment revenue consists of two main product types: Manufactured Pipe and Mill Reject Pipe. In March 2020, U.S. Steel announced the idling of their Lone Star Tubular Operations which was the Company's sole supplier of mill reject pipe. U.S. Steel's facility was idled as announced and the Company's receipts of mill reject pipe ceased in August 2020. At June 30, 2022, the Company was sold out of mill reject pipe. The Company has expanded its focus on manufactured pipe sales to counteract the impact of mill reject pipe revenue concluding. The following table disaggregates our revenue by product for each of our reportable business segments for the three months ended June 30, 2022 and 2021, respectively:

	Three Months Ended
	June 30,
	2022	2021
Coil Segment:
Prime Coil	140,980,354	49,751,884
Non-standard Coil	1,531,306	2,823,203
Customer Owned Coil	365,312	119,643
	142,876,972	52,694,730
Tubular Segment:
Manufactured Pipe	18,472,098	9,606,810
Mill Reject Pipe	454,020	3,614,899
	18,926,118	13,221,709

NOTE L — STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for each of the three months ended June 30, 2022 and June 30, 2021:

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income,	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2022	$8,344,975	(10,268,509)	$30,442,361	$(7,741,197)	$58,909,018	$79,686,648
Net earnings	—	—	—	—	11,184,374	11,184,374
Other comprehensive income	—	7,174,117	—	—	—	7,174,117
Paid in capital – restricted stock awards	—	—	73,153	—	—	73,153
Shares issued - Plateplus business combination	516,041	—	4,267,659	—	—	4,783,700
Repurchase of shares	—	—	—	(29,268)	—	(29,268)
Cash dividends ($0.02 per share)	—	—	—	—	(157,694)	(157,694)
BALANCE AT JUNE 30, 2022	$8,861,016	$(3,094,392)	$34,783,173	$(7,770,465)	$69,935,698	$102,715,030

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income,	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2021	$8,334,785	(11,187,841)	$30,003,462	$(7,203,342)	$45,392,912	$65,339,976
Net earnings	—	—	—	—	11,311,797	11,311,797
Other comprehensive loss	—	(13,693,337)	—	—	—	(13,693,337)
Paid in capital – restricted stock awards	—	—	121,704	—	—	121,704
Cash dividends ($0.02 per share)	—	—	—	—	(137,865)	(137,865)
BALANCE AT JUNE 30, 2021	$8,334,785	$(24,881,178)	$30,125,166	$(7,203,342)	$56,566,844	$62,942,275

NOTE M — OTHER COMPREHENSIVE INCOME

The following table summarizes the tax effects on each component of Other Comprehensive Income (Loss) for the periods presented:

	Three Months Ended June 30, 2022
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$9,459,540	$(2,285,423)	$7,174,117
Other comprehensive income (loss)	$9,459,540	$(2,285,423)	$7,174,117

	Three Months Ended June 30, 2021
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$(18,055,560)	$4,362,223	$(13,693,337)
Other comprehensive income (loss)	$(18,055,560)	$4,362,223	$(13,693,337)

NOTE N — EARNINGS PER SHARE

Basic and dilutive net earnings per share is computed based on the following information:

	Three Months Ended
	June 30,
	2022	2021
Numerator (basic and diluted)
Net earnings	$11,184,374	$11,311,797
Less: Allocation to unvested restricted stock units	195,808	516,408
Net earnings attributable to common shareholders	$10,988,566	$10,795,389

Denominator (basic and diluted)
Weighted average common shares outstanding	7,071,066	6,584,912

For the three months ended June 30, 2022 and 2021, the Company allocated dividends and undistributed earnings to the unvested restricted stock units.

As the restricted stock qualifies as participating securities, the following restricted stock units were not accounted in the computation of weighted average diluted common shares outstanding under the two-class method:

	Three Months Ended
	June 30,
	2022	2021
Restricted Stock Units	69,702	66,894

NOTE O — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of approximately $429,000 during the three months ended June 30, 2022 and $23,000 during the three months ended June 30, 2021. The Company paid income taxes of approximately $40,000 during the three months ended June 30, 2022 and paid income taxes of approximately $616,000 during the three months ended June 30, 2021. At  June 30, 2022, the “Construction in process” balance of $19,422,533 consisted of non-cash investing activities of $7,598,957 in accrued capital expenditures for which cash outlay had not occurred. During the three months ended June 30, 2022, the Company issued 516,041 shares of common stock as part of the Plateplus business combination resulting in non-cash investing activity of $4,783,700.

NOTE P — INCOME TAXES

For the three months ended June 30, 2022, the Company recorded an income tax provision of $3,473,084, or 23.7% of earnings before income taxes, compared to an income tax provision of $2,956,880, or 20.7% of earnings before income taxes for the three months ended June 30, 2021. For the three months ended June 30, 2022, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision. For the three months ended June 30, 2021, the Company’s effective tax rate approximated the federal statutory rate due to a combination of the inclusion of state tax expenses in the provision and the exclusion of the non-taxable gain associated with forgiveness of the Company’s PPP Loan from the provision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Friedman Industries, Incorporated is a manufacturer and processor of steel products and operates in two reportable segments; coil products and tubular products.

The coil product segment includes the operation of four hot-rolled coil processing facilities located in Hickman, AR; Decatur, AL; Granite City, IL and East Chicago, IN. The facilities in Granite City and East Chicago were acquired on April 30, 2022 from Plateplus, Inc ("Plateplus"). More information about the Plateplus transaction can be found in Note B to the Company's Financial Statements. The Hickman, Granite City and East Chicago facilities operate temper mills and cut-to-length lines. The Decatur facility operates a stretcher leveler cut-to-length line. The equipment at all locations improves the flatness and surface quality of the coils and cuts the coils into sheet and plate of prescribed lengths. On a combined basis, the facilities are capable of cutting sheet and plate with thicknesses ranging from 16 gauge to 5/8” thick in widths ranging from 36” wide to 96” wide. The coil product segment sells its prime grade inventory under the Friedman Industries name but also maintains an inventory of non-standard coil products, consisting primarily of mill secondary and excess prime coils, which are sold through the Company’s XSCP division. The coil product segment also processes customer-owned coils on a fee basis.

On May 25, 2021, the Company announced plans for a new facility in Sinton, Texas that will be part of the coil product segment. The new facility is on the campus of Steel Dynamics, Inc.'s ("SDI") new flat roll steel mill in Sinton, Texas. The Company's new location consists of an approximately 70,000 square foot building located on approximately 26.5 acres leased from SDI under a 99-year agreement. The Company contracted with Red Bud Industries to build one of the world’s largest stretcher leveler cut-to-length lines, capable of handling material up to 1” thick, widths up to 96” and yields exceeding 100,000 psi. The Company expects to place the facility into service during October 2022. The total cost of the project is estimated to be $22 million. The total estimated cost increased $1 million from previous estimates due primarily to adding a railcar mover, an additional heavy-duty forklift and additional railroad spur into the project. At June 30, 2022, the Company's construction in process related to the Sinton project was $19,422,533 consisting of $11,823,576 in cash payments and $7,598,957 of accrued capital expenditures. The Company expects to fund the remainder of the Sinton capital expenditure through a combination of cash generated from operations and funds drawn under the ABL Facility. The Company expects the remainder of fiscal 2023 to be a ramp up period for the facility and then expects the facility’s annual shipments could be in the range of 110,000 tons to 140,000 tons for fiscal 2024.

The tubular product segment consists of the Company’s Texas Tubular Products division (“TTP”) located in Lone Star, Texas. TTP operates two electric resistance welded pipe mills with a combined outside diameter (“OD”) size range of 2 3/8” OD to 8 5/8” OD. Both pipe mills are American Petroleum Institute (“API”) licensed to manufacture line pipe and oil country pipe and also manufacture pipe for structural purposes that meets other recognized industry standards. TTP has a pipe finishing facility capable of applying threads and couplings to oil country tubular goods and performing other services that are customary in the pipe finishing process. The pipe finishing facility is currently idled. TTP’s inventory consists of raw materials and finished goods. Raw material inventory consists of hot-rolled steel coils that TTP will manufacture into pipe. Finished goods inventory consists of pipe TTP has manufactured.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

During the three months ended June 30, 2022 (the “2022 quarter”), sales, costs of goods sold and gross profit increased $95,886,651, $94,544,658 and $1,341,993, respectively, compared to the amounts recorded during the three months ended June 30, 2021 (the “2021 quarter”). The increase in sales was primarily related to an increase in tons sold. Tons sold increased from approximately 54,000 tons in the 2021 quarter to approximately 105,000 tons in the 2022 quarter. The significant growth in sales volume was related to the acquisition of facilities and inventory from Plateplus, Inc. which is discussed in more detail in Note B to the Company's Financial Statements. Discussion of the change in sales is expanded upon at the segment level in the following paragraphs. Gross profit as a percentage of sales decreased from approximately 26.3% for the 2021 quarter to approximately 11.5% for the 2022 quarter. Gross profit for the 2022 quarter included $626,180 in recognized losses related to hedging activities while gross profit for the 2021 quarter included $3,515,820 in recognized losses related to hedging activities. Excluding the recognized hedging gains and losses, gross profit related to physical material as a percentage of sales was approximately 11.9% for the 2022 quarter compared to approximately 29.4% for the 2021 quarter.

Our operating results are significantly impacted by the market price of hot-rolled steel coil ("HRC"). The Company experienced significant volatility in steel price during both the 2022 quarter and the 2021 quarter. HRC prices increased throughout the 2021 quarter and the two preceding quarters creating a high margin environment in a period of historically high steel prices. HRC prices continued to increase until September 2021 when they peaked at an all-time high of approximately $1,950 per ton. From September 2021 to February 2022, HRC prices declined approximately 52% until the Russian invasion of Ukraine triggered a sharp and abrupt increase. HRC prices increased approximately 60% from the beginning of March 2022 to the end of April 2022 and then declined approximately 30% by the end of the 2022 quarter. These circumstances created strong margins to start the 2022 quarter and then margins contracted in the second half of the quarter.

Coil Segment

Coil product segment sales for the 2022 quarter totaled $142,876,972 compared to $52,694,730 for the 2021 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales and any sales generated from processing of customer owned material. Coil segment sales for the 2022 quarter were reduced by $626,180 for the recognition of hedging related losses. Coil segment sales for the 2021 quarter were reduced by $4,685,680 for the recognition of hedging related losses. Sales generated from processing of customer owned material totaled $365,312 for the 2022 quarter compared to $119,643 for the 2021 quarter. Sales generated from coil segment inventory, excluding the impact of any hedging related gains or losses, totaled $143,137,840 for the 2022 quarter compared to $57,260,767 for the 2021 quarter. The average per ton selling price related to these shipments increased from approximately $1,462 per ton in the 2021 quarter to approximately $1,525 per ton in the 2022 quarter. Inventory tons sold increased from approximately 39,000 tons in the 2021 quarter to approximately 94,000 tons in the 2022 quarter. The significant increase in sales volume was primarily attributable to the facilities and inventory acquired from Plateplus which account for approximately 54,000 tons of the 94,000 tons sold in the 2022 quarter. Coil segment operations recorded operating profits of approximately $13,543,000 and $13,256,000 for the 2022 quarter and 2021 quarter, respectively. The operating profit for the 2022 quarter includes recognized net losses on hedging activities of $626,180 while the 2021 quarter operating profit included recognized net losses on hedging activities of $3,103,480.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2022 quarter totaled $18,926,118 compared to $13,221,709 for the 2021 quarter. Sales increased due to an increase in the average selling price per ton, offset by a decrease in tons sold. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales. Tubular segment sales for the 2022 quarter were not impacted by any hedging related gains or losses. Tubular segment sales for the 2021 quarter were reduced by $412,340 for the recognition of hedging related losses. Sales generated from tubular segment inventory, excluding the impact of any hedging related gains or losses, totaled $18,926,118 for the 2022 quarter compared to $13,634,049 for the 2021 quarter. The average per ton selling price related to these shipments increased from approximately $930 per ton in the 2021 quarter to approximately $1,779 per ton in the 2022 quarter. Tons sold decreased from approximately 14,500 tons in the 2021 quarter to approximately 10,500 tons in the 2022 quarter. The decline in sales volume was primarily related to a decline in mill reject pipe sales partially offset by an increase in manufactured pipe sales. U.S. Steel's Lone Star Tubular Operations was the Company's sole source of supply for mill reject pipe. With U.S. Steel's idling of their Lone Star Operations, the Company's receipts of mill reject pipe ceased in August 2020 and the inventory balance started to decline steadily each quarter. The Company only had approximately 1,000 tons of mill reject pipe entering the 2022 quarter and sold out of the inventory during the 2022 quarter. Mill reject pipe sales were approximately 1,000 tons for the 2022 quarter compared to approximately 8,000 tons for the 2021 quarter. Manufactured pipe sales were approximately 9,500 tons for the 2022 quarter compared to approximately 6,500 tons for the 2021 quarter. The average selling price increase was also primarily related to this shift in sales mix between manufactured pipe and mill reject pipe. The selling price associated with manufactured pipe is typically much higher than the selling prices associated with mill reject pipe. The Company will continue to focus on the expansion of its manufactured pipe operations to counteract the impact of mill reject pipe sales ending. The tubular segment recorded operating profits of approximately $2,104,000 and $2,600,000 for the 2022 quarter and 2021 quarter, respectively. The operating profit for the 2021 quarter included recognized net losses on hedging activities of $412,340 while the Company did not have any hedging related gains or losses affecting operating results for the 2022 quarter.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2022 quarter, general, selling and administrative costs increased $3,002,682 compared to the 2021 quarter. Approximately $750,000 of this increase is associated with one-time expenses related to the Plateplus transaction. Approximately $850,000 of this increase is directly associated with general, selling and administrative costs for the East Chicago and Granite City locations acquired from Plateplus. The remaining increase was related primarily to increased payroll expenses and professional fees. Much of the increased payroll expenses relates to additional sales, purchasing and administrative personnel that converted to Friedman employment after the Plateplus transaction but aren't specifically dedicated to the East Chicago and Granite City operations.

Other Income

For the 2022 quarter, the Company reported other income of $2,767,703. This income consists primarily of a $2,754,240 gain on derivative instruments not designated for hedge accounting. For the 2021 quarter, the Company reported other income of $312,062. This income consists primarily of a $1,706,614 gain associated with the forgiveness of the Company's Paycheck Protection Program loan partially offset by a loss of $1,388,960 on derivative instruments not designated for hedge accounting.

Income Taxes

Income taxes increased from a provision for the 2021 quarter of $2,956,880 to a provision for the 2022 quarter of $3,473,084. Earnings before income taxes for the 2022 quarter and 2021 quarter were fairly comparable at $14,657,458 and $14,268,677, respectively. The 2021 provision was lower due primarily to the non-taxable treatment of the Paycheck Protection Program loan forgiveness which was recognized as part of earnings before income taxes for the 2021 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s current ratio was 3.8 at June 30, 2022 and 2.1 at March 31, 2022. Working capital was $153,631,922 at June 30, 2022 and $64,551,208 at March 31, 2022.

During the three months ended June 30, 2022, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business and due to the transaction with Plateplus described in Note B. Accounts receivable and inventories increased significantly due primarily to the Plateplus transaction. Cash and restricted cash decreased primarily from the Company's operating activities and from the purchase of property, plant and equipment partially offset by cash provided from the Company's credit facility. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

In June 2021, the Small Business Administration authorized full forgiveness of the Company's Paycheck Protection Program loan.

On April 29, 2022, the Company entered into a Second Amendment to its asset-based lending facility ("ABL Facility") provided by JPMorgan Chase Bank, N.A. The Second Amendment amends the ABL facility in order to increase the asset-based revolving loans available thereunder from an aggregate principal amount of up to $75 million to an aggregate principal amount of up to $150 million. The ABL Facility matures on May 19, 2026 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.8% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 15% of the revolving commitment or $22.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased by up to an aggregate of $25 million, in minimum increments of $5 million. At June 30, 2022, the Company had a balance of $102,367,007 under the ABL Facility with an applicable interest rate of 3.20%. At June 30, 2022, the Company's borrowing base supported full access to the ABL Facility and the Company was in compliance with all covenants related to the ABL Facility. More details regarding the ABL Facility may be found in Note D. As of the filing date of this Form 10-Q, the Company had borrowings of approximately $36 million outstanding under the ABL Facility and the Company's most recent borrowing base calculation provided access to approximately $114 million of the ABL Facility.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 12 months.

DERIVATIVE CONTRACTS

From time to time, the Company may use futures contracts to partially manage exposure to commodity price risk. The Company elects hedge accounting for some of its derivatives and classifies the transactions as either cash flow hedges or fair value hedges. All of the Company's derivatives designated for hedge accounting during both the 2022 quarter and 2021 quarter were classified as cash flow hedges. From time to time, the Company may also transact futures contracts where hedge accounting is not elected. For the 2022 quarter, the Company recognized losses related to derivatives designated for hedge accounting of $626,180 and recognized gains related to derivatives not designated for hedge accounting of $2,754,240. For the 2021 quarter, the Company recognized losses related to derivatives designated for hedge accounting of $3,515,820 and recognized losses related to derivatives not designated for hedge accounting of $1,388,960 See Note H for further information.

OUTLOOK

The Company expects sales of approximately $150 million on approximately 115,000 tons sold for its second quarter of fiscal 2023. HRC prices continued to decline during July 2022 and August 2022 decreasing approximately 25% from the price level at the end of the June 30, 2022 quarter. As a result of the declining HRC price, the Company experienced margin compression during its second quarter. During September 2022, HRC prices began to stabilize. The Company sees more stable market conditions during the third quarter of fiscal 2023 and expects to have margins closer to historical norms on a sales volume of approximately 105,000 tons. The third quarter volume expectation is slightly lower than the second quarter estimate due primarily to the impact of holidays during the third quarter of fiscal 2023.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, the Company may make certain statements that contain forward-looking information (as defined in the Private Securities Litigation Reform Act of 1996, as amended) and that involve risk and uncertainty. Such statements may include those risks disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, including the adequacy of cash and expectations as to future sales, prices and margins and our expectations for the construction and performance of our new Sinton, TX facility. These forward-looking statements may include, but are not limited to, future changes in the Company’s financial condition or results of operations, future production capacity, product quality and proposed expansion plans. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the Company’s Annual Report on Form 10-K and its other Quarterly Reports on Form 10-Q. Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Although forward-looking statements reflect our current beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the demand for and prices of the Company’s products, changes in government policy regarding steel, changes in the demand for steel and steel products in general and the Company’s success in executing its internal operating plans, changes in and availability of raw materials, unplanned shutdowns of our production facilities due to equipment failures or other issues, increased competition from alternative materials and risks concerning innovation, new technologies, products and increasing customer requirements. Accordingly, undue reliance should not be placed on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except to the extent law requires.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because the Company has not yet completed its remediation of the material weaknesses previously identified and disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 and because the Company's Form 10-K for the fiscal year ended March 31, 2022 and this Form 10-Q have not been filed timely.

Notwithstanding the identified material weaknesses, the Company's management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition and results of operations for the three months periods ended June 30, 2022 and 2021 in accordance with U.S. Generally Accepted Accounting Principles.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

During the audit process related to our fiscal year ended March 31, 2022, management, in connection with our independent auditors, identified the following material weaknesses:

-  The Company did not design relevant control activities necessary to address all identified risks of material misstatement or in some circumstances, controls were designed appropriately but were implemented late in the fiscal year not allowing a sufficient period of time to evidence operating effectiveness.

-  The Company did not design and implement control activities to ensure completeness and accuracy of key reports used in the performance of certain controls.

-  Management review were not designed to operate at a level of precision sufficient to identify all potential material errors.

-  Certain controls were not executed or performed or were performed without sufficient documentation supporting the execution of the controls.

-  The Company had inadequate segregation of duties for certain business transactions.

Plan for Remediation of Material Weakness

The Company has determined that the number of accounting personnel and the limited utilization of information technology in its control structure are the primary contributing factors to the material weaknesses identified. As a part of the transaction with Plateplus, the Company planned to have eight additional accounting personnel convert from Plateplus employment to Friedman employment in the September 2022 to October 2022 timeframe. Five of these individuals became Friedman employees on September 1, 2022 and the remaining three individuals became Friedman employees on October 1, 2022. The Company also hired an individual with an internal audit and SOX internal control background during September 2022. Additionally, as part of the Plateplus transaction, the Company transferred the enterprise resource planning (“ERP”) system that was in place at Plateplus to Friedman at the end of August 2022. The Company is currently working to integrate all of its operations into the transferred ERP system. The Company expects the additional accounting personnel to allow for improved segregation of duties and consistent execution of controls. The Company expects the new ERP system to allow for many of the Company’s current manual controls and missing controls to be performed by the design and capabilities of the ERP system rather than relying on manual human execution.

We will continue to monitor the design and effectiveness of these procedures and controls and make any further changes the Company determines appropriate. We believe the additional investment in human capital and technology described above will remediate the material weaknesses the Company has identified. However, the material weaknesses will not be considered remediated until the applicable remedial actions operate effectively for a sufficient period of time.

Changes in Internal Controls over Financial Reporting

Except as discussed above, there were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended June 30, 2022

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

FRIEDMAN INDUSTRIES, INCORPORATED

Date: October 12, 2022	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)