Form 10-Q
period 2022-09-30
FRIEDMAN INDUSTRIES INC
filed 2022-12-02
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

At December 2, 2022, the number of shares outstanding of the issuer’s only class of stock was 7,368,613 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	SEPTEMBER 30, 2022	MARCH 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$6,635,809	$2,598,102
Accounts receivable, net of allowances for bad debts and cash discounts of $99,819 at September 30, and March 31, 2022	53,942,863	35,670,657
Inventories	88,593,950	67,946,122
Current portion of derivative assets	2,958,720	4,240,740
Other current assets	4,335,663	14,906,194
TOTAL CURRENT ASSETS	156,467,005	125,361,815
PROPERTY, PLANT AND EQUIPMENT:
Land	1,669,831	1,179,831
Buildings and yard improvements	20,700,077	8,581,676
Machinery and equipment	36,286,109	30,422,066
Construction in process	22,035,059	15,925,306
Less accumulated depreciation	(27,175,874)	(26,002,820)
	53,515,202	30,106,059
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	558,061	157,248
Operating lease right-of-use asset	1,306,267	113,168
Deferred income tax asset	—	2,133,295
Income taxes recoverable	—	1,403,485
TOTAL ASSETS	$211,846,535	$159,275,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$57,259,815	$44,803,602
Dividends payable	147,372	137,120
Contribution to retirement plan	262,500	250,000
Employee compensation and related expenses	3,742,772	1,085,676
Income taxes payable	2,240,995	—
Current portion of financing lease	105,703	104,689
Current portion of derivative liability	3,102,160	14,429,520
TOTAL CURRENT LIABILITIES	66,861,317	60,810,607
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	125,082	119,591
DEFERRED INCOME TAX LIABILITY	624,111	—
OTHER NON-CURRENT LIABILITIES	1,326,832	221,767
ASSET BASED LENDING FACILITY	36,219,441	18,436,457
TOTAL LIABILITIES	105,156,783	79,588,422
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1: Authorized shares — 10,000,000; Issued shares — 8,861,016 shares and 8,344,975 shares at September 30, and March 31, 2022, respectively	8,861,016	8,344,975
Additional paid-in capital	34,856,326	30,442,361
Accumulated other comprehensive loss	(1,516,359)	(10,268,509)
Treasury stock at cost (1,492,403 shares and 1,488,966 shares at September 30, and March 31, 2022, respectively)	(7,770,465)	(7,741,197)
Retained earnings	72,259,234	58,909,018
TOTAL STOCKHOLDERS’ EQUITY	106,689,752	79,686,648
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$211,846,535	$159,275,070

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2022	2021	2022	2021
Net Sales	$149,692,409	$92,570,895	$311,495,499	$158,487,334
Costs and expenses:
Costs of products sold	145,014,017	62,875,913	288,145,179	111,462,417
Selling, general and administrative	4,607,834	5,290,055	10,960,626	8,640,165
Interest expense	621,215	72,296	1,050,596	95,506
	150,243,066	68,238,264	300,156,401	120,198,088
EARNINGS (LOSS) FROM OPERATIONS	(550,657)	24,332,631	11,339,098	38,289,246
Other income (loss), net	3,756,174	(6,840,317)	6,523,877	(6,528,255)
EARNINGS BEFORE INCOME TAXES	3,205,517	17,492,314	17,862,975	31,760,991
Provision for (benefit from) income taxes:
Current	749,972	4,426,619	4,238,418	7,494,507
Deferred	(15,363)	(111,919)	(30,725)	(222,927)
	734,609	4,314,700	4,207,693	7,271,580
NET EARNINGS	$2,470,908	$13,177,614	$13,655,282	$24,489,411

Net earnings per share:
Basic	$0.34	$1.91	$1.88	$3.55
Diluted	$0.34	$1.91	$1.88	$3.55
Cash dividends declared per common share	$0.02	$0.02	$0.04	$0.04

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2022	2021	2022	2021
Net earnings	$2,470,908	$13,177,614	$13,655,282	$24,489,411
Other comprehensive income (loss):
Cash flow hedges, net of tax	1,578,033	4,227,185	8,752,150	(9,466,152)
	1,578,033	4,227,185	8,752,150	(9,466,152)
Comprehensive income	$4,048,941	$17,404,799	$22,407,432	$15,023,259

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	SIX MONTHS ENDED SEPTEMBER 30,
	2022	2021
OPERATING ACTIVITIES
Net earnings	$13,655,282	$24,489,411
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation	1,173,054	663,164
Deferred taxes	(30,725)	(222,927)
Compensation expense for restricted stock	146,306	247,741
Change in postretirement benefits	5,491	4,373
Gain recognized on open derivatives not designated for hedge accounting	(1,073,060)	(1,551,840)
Deferred realized gain (loss) on derivatives	1,551,821	(17,052,580)
Forgiveness of Paycheck Protection Program Loan	—	(1,706,614)
Decrease (increase) in operating assets, net of amounts acquired in business combination:
Accounts receivable	(18,272,206)	(11,955,641)
Inventories	56,898,761	(31,721,525)
Federal income taxes recoverable	1,403,485	—
Other current assets	303,655	(1,274,124)
Increase (decrease) in operating liabilities, net of amounts assumed in business combination:
Accounts payable and accrued expenses	(6,022,238)	11,801,806
Income taxes payable	2,240,995	1,876,441
Contribution to retirement plan	12,500	100,000
Employee compensation and related expenses	2,657,096	1,711,265
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	54,650,217	(24,591,050)
INVESTING ACTIVITIES
Plateplus business combination	(71,720,208)	—
Purchase of property, plant and equipment	(7,193,664)	(2,905,751)
Proceeds on sale from assets	—	160,542
Increase in cash surrender value of officers’ life insurance	(6,926)	(5,791)
NET CASH USED IN INVESTING ACTIVITIES	(78,920,798)	(2,751,000)
FINANCING ACTIVITIES
Debt issuance cost	(393,887)	—
Cash dividends paid	(294,814)	(275,981)
Cash paid for principal portion of finance lease	(52,092)	(51,097)
Cash paid for share repurchases	(29,268)	—
Asset based lending facility proceeds	17,782,984	14,578,487
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,012,923	14,251,409
DECREASE IN CASH AND RESTRICTED CASH	(7,257,658)	(13,090,641)
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	16,121,518	20,192,486
CASH AND RESTRICTED CASH AT END OF PERIOD	$8,863,860	$7,101,845

Cash and restricted cash at September 30, 2022 and March 31, 2022 included $2,228,051 and $13,523,416, respectively, of cash required to collateralize open derivative positions. These amounts are reported in "Other current assets" on the Company's consolidated balance sheets at September 30, 2022 and March 31, 2022. The Company had $4,158,248 in restricted cash at September 30, 2021.

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

NOTE B — BUSINESS COMBINATIONS

On April 30, 2022, (the “Acquisition Date”), the Company acquired certain assets and liabilities of Plateplus, Inc. (“Plateplus”), a wholly owned subsidiary of Metal One, Inc. (“Metal One” or “Seller”), whereby the Company acquired the real estate, buildings, equipment, inventory, and other assets of Plateplus’ East Chicago, IN and Granite City, IL facilities and certain steel inventory at Plateplus’ Loudon, TN and Houston, TX facilities (the “Transaction”). The East Chicago and Granite City facilities are steel coil processing facilities that produce the same type of products as the Company's facilities in Hickman, AR; Decatur, AL and  Sinton, TX. As a result of the Transaction, the Company expanded its footprint and distribution capabilities in the mid-western United States.

The Transaction resulted in the Company acquiring the assets noted above, for a total consideration of $76.5 million, of which $71.7 million was cash consideration and $4.8 million related to 516,041 shares of the Company's common stock issued to the Seller. The fair value of the 516,041 shares issued was determined based on the closing market price of the Company’s common stock on April 29, 2022, the last trading day prior to the Acquisition Date. At the Acquisition Date, the Transaction was funded with net borrowings of $64.0 million made under the Company's asset-based lending facility ("ABL Facility") provided by JPMorgan Chase Bank. An additional $7.9 million was funded by the ABL Facility during the quarter ended September 30, 2022 to pay the final net working capital adjustment.

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

Fair value of assets acquired and liabilities assumed
Inventory	$77,546,000
Property, plant and equipment	18,022,000
Operating lease right-of-use asset	1,237,097
Accounts payable	(19,065,000)
Operating lease liability	(1,237,097)
Total	$76,503,000

The following unaudited pro forma consolidated operating results give effect to the Transaction as if it had been completed as of April 1, 2021. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Transaction had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net sales	$149,692,409	$156,012,863	$330,895,932	$269,156,632
Earnings from operations	$(298,575)	$20,599,821	$11,309,807	$34,987,712

Our consolidated statements of operations for the three month and six month periods ended September 30, 2022, include net sales of approximately $69.4 million and $123 million, respectively, and earnings from operations of approximately $1.5 million and $5.7 million, respectively, attributable to the East Chicago and Granite City facilities acquired from Plateplus. At the Acquisition Date, the Company acquired the inventory on hand at Plateplus' Houston and Loudon facilities and also assumed inventory on order related to these locations. Plateplus provided toll processing services for this material for a period of time following the Acquisition Date with these services having concluded by August 31, 2022. In addition to the East Chicago and Granite City sales and earnings from operations, our consolidated statements of operations for the three month and six month periods ended September 30, 2022, include net sales of approximately $14.7 million and $43.4 million, respectively, and a loss from operations of approximately $1.7 million for the three months ended September 30, 2022 and earnings from operations of approximately $300,000 for the six months ended September 30, 2022 attributable to sales of inventory from Houston and Loudon where the fixed assets were not acquired. The Company recorded transaction specific costs of approximately $460,000 and $1,212,000 in the three month and six month periods ended September 30, 2022 as a component of "Selling, general and administrative" expenses on the Condensed Consolidated Statements of Operations. Information about the debt issuance costs associated with the acquisition financing is provided in Note D.

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

A summary of inventory values by product group follows:

	September 30, 2022	March 31, 2022
Prime Coil Inventory	$75,353,312	$50,482,022
Non-Standard Coil Inventory	505,497	1,063,374
Tubular Raw Material	8,996,488	9,049,598
Tubular Finished Goods	3,738,653	7,351,128
	$88,593,950	$67,946,122

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

On March 8, 2021, the Company entered into a Credit Agreement providing for a $10 million revolving line of credit facility (the "Interim Credit Facility) with JPMorgan Chase Bank, N.A. (the "Bank"). The Interim Credit Facility had an expiration date of July 15, 2021 because the Company was evaluating options for longer term credit arrangements. On April 12, 2021, the Company executed a first amendment to the Interim Credit Facility that increased the size of the facility from $10 million to $20 million. On May 19, 2021, the Company entered into an Amended and Restated Credit Agreement ("ABL Facility") with the Bank that amended and restated the Interim Credit Facility and provided for asset-based revolving loans in an aggregate principal amount up to $40 million. On March 11, 2022, the Company executed a first amendment to the ABL Facility which increased the size of the facility from $40 million to $75 million. On April 29, 2022, the Company entered into a Second Amendment to the ABL Facility. The Second Amendment increased the revolving loans available under the ABL facility from an aggregate principal amount of up to $75 million to an aggregate principal amount of up to $150 million. On July 6, 2022, the Company entered into a Third Amendment to the ABL Facility. The Third Amendment to the ABL Facility provided for the syndication of the asset-based revolving loans available thereunder with BMO Harris Bank, N.A. ("BMO") with JPMorgan Chase Bank serving as the arranging agent (the "Agent"). The Third Amendment also amended provisions of the ABL Facility authorizing the Agent to make protective advances under the ABL Facility and added a covenant requiring each of the Company and its subsidiaries to maintain the Agent as its principal depository bank. In connection with the Third Amendment, the Company also entered into a Revolving Note payable to BMO in a principal amount of up to $50 million establishing BMO as a one-third syndicated participant in the Company's ABL facility. The ABL Facility matures on May 19, 2026 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.8% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 15% of the revolving commitment or $22.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve-month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased by up to an aggregate of $25 million, in minimum increments of $5 million. At  September 30, 2022, the Company had a balance of $36,219,441 under the ABL Facility with an applicable interest rate of 3.04%. At  September 30, 2022, the Company's applicable borrowing base calculation supported access to $114 million of the ABL Facility.

The Company incurred debt issuance costs of $239,887 in connection with the Second Amendment to the ABL Facility and $154,000 in connection with the Third Amendment to the ABL Facility. The Company recorded these debt issuance costs as non-current other assets and will amortize these costs on an equal monthly basis over the remaining term of the ABL facility.

 NOTE E — LEASES

The Company was assigned an operating lease associated with the real property and leasehold improvements for the Granite City, IL facility acquired from Plateplus pursuant to the Transaction disclosed in Note B. The current lease expires August 31, 2023 but contains a 20 year extension option in favor of the Company which the Company expects to exercise. The lease calls for quarterly rental payments of $18,832. The Company recognized an initial right-of-use ("ROU") asset and lease liability of $1,237,097 during the June 30, 2022 quarter related to this lease. The anticipated 20 year extension of this lease is included in the ROU asset and lease liability calculation. The Company’s lease of its office space in Longview, Texas is the only other operating lease included in the Company's ROU assets and lease liabilities. The lease calls for monthly rent payments of $4,878 and expires on April 30, 2024. The Company’s other operating leases for items such as IT equipment and storage space are either short-term in nature or immaterial.

In October 2019, the Company received a new heavy-duty forklift under a 5-year finance lease arrangement with a financed amount of $518,616 and a monthly payment of $9,074.

The components of expense related to leases for the three and six months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Finance lease – amortization of ROU asset	$26,109	$25,610	$52,092	$51,097
Finance lease – interest on lease liability	1,114	1,613	2,354	3,349
Operating lease expense	33,466	14,634	60,654	29,268
	$60,689	$41,857	$115,100	$83,714

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of September 30, 2022 and March 31, 2022:

	September 30, 2022	March 31, 2022	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$1,306,267	$113,168	Operating lease right-of-use asset
Finance lease right-of-use asset	442,982	455,948	Property, plant & equipment
Total right-of-use assets	$1,749,249	$569,116
Liabilities
Operating lease liability, current	$99,507	$52,270	Accrued expenses
Finance lease liability, current	105,703	104,689	Current portion of finance lease
Operating lease liability, non-current	1,219,069	60,898	Other non-current liabilities
Finance lease liability, non-current	107,763	160,869	Other non-current liabilities
Total lease liabilities	$1,532,042	$378,726

As of September 30, 2022, the weighted-average remaining lease term was 19.6 years for operating leases and 2 years for finance leases. The weighted average discount rate was 2.7% for operating leases and 1.9% for finance leases.

Maturities of lease liabilities as of September 30, 2022 were as follows:

	Operating Leases	Finance Leases
Fiscal 2023 (remainder of fiscal year)	66,931	54,446
Fiscal 2024	133,863	108,892
Fiscal 2025	80,205	54,446
Fiscal 2026	75,327	—
Fiscal 2027 and beyond	1,311,941	—
Total undiscounted lease payments	$1,668,267	$217,784
Less: imputed interest	(349,691)	(4,318)
Present value of lease liability	$1,318,576	$213,466

NOTE F — PROPERTY, PLANT AND EQUIPMENT

On May 25, 2021, the Company announced plans for a new facility in Sinton, Texas that would be part of the coil product segment. The new facility is on the campus of Steel Dynamics, Inc.'s ("SDI") new flat roll steel mill in Sinton, Texas. The Company's new location consists of an approximately 70,000 square foot building located on approximately 26.5 acres leased from SDI under a 99-year agreement with an annual rental payment of $1. The facility is equipped with a stretcher leveler cut-to-length line that is capable of handling material up to 1” thick, widths up to 96” and yields exceeding 100,000 psi. The Company put the facility into service at the end of  October 2022 and estimates the total cost of the project to be approximately $22 million. At  September 30, 2022, the Company's construction in process related to the Sinton project was $22,035,059 consisting of $13,834,826 in cash payments and $8,200,233 of accrued capital expenditures.

NOTE G — STOCK BASED COMPENSATION

The Company maintains the Friedman Industries, Incorporated 2016 Restricted Stock Plan (the “Plan”). The Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) and continues indefinitely until terminated by the Board or until all shares allowed by the Plan have been awarded and earned. The aggregate number of shares of the Company’s Common Stock eligible for award under the Plan is 500,000 shares. Subject to the terms and provisions of the Plan, the Committee may, from time to time, select the employees, directors or consultants to whom awards will be granted and shall determine the amount and applicable restrictions of each award. Restricted awards entitle recipients to vote and receive non-forfeitable dividends during the restriction period. Because dividends are non-forfeitable, they are reflected in retained earnings. Forfeitures are accounted for upon their occurrence. Because the Company accounts for forfeitures as they occur, the non-forfeitable dividends are reclassified from retained earnings to additional stock compensation for the actual forfeitures that occurred.

The following table summarizes the activity related to restricted stock units ("RSUs") for the six months ended September 30, 2022:

		Weighted Average
	Number of Shares	Grant Date Fair Value Per Share
Unvested at March 31, 2022	139,523	$5.96
Cancelled or forfeited	—	—
Granted	—	—
Vested	(14,000)	8.51
Unvested at September 30, 2022	125,523	$5.68

The Company measures compensation expense for RSUs at the market price of the common stock as of the grant date. Compensation expense is recognized over the requisite service period applicable to each award. The Company recorded compensation expense of $146,306 and $247,741 in the six months ended September 30, 2022 and 2021, respectively, relating to the RSUs issued under the Plan. As of September 30, 2022, unrecognized compensation expense related to unvested RSUs was approximately $399,000, which is expected to be recognized over a weighted average period of approximately 1.9 years. As of September 30, 2022, a total of 130,185 shares were still available to be issued under the Plan.

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

At September 30, 2022 and  March 31, 2022, the Company held hot-rolled coil futures contracts which were designated as hedging instruments and classified as cash flow hedges, either as hedges of variable purchase prices or as hedges of variable sales prices. Accordingly, realized and unrealized gains and losses associated with the instruments are reported as a component of other comprehensive income and reclassified into earnings during the period in which the hedged transaction affects earnings. During the three and six months ended September 30, 2022, the Company also entered into hot-rolled coil futures contracts that were not designated as hedging instruments for accounting purposes. Accordingly, the change in fair value related to these instruments was immediately recognized in earnings.

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of September 30, 2022:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives not designated as hedging instruments:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts	Current portion of derivative assets	$2,958,720	Current portion of derivative liability	$3,102,160

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

All derivatives are presented on a gross basis on the Consolidated Balance Sheets.

At September 30, 2022 and  March 31, 2022, the Company reported $743,380 and $933,200, respectively, in "Other current assets" on its Consolidated Balance Sheets related to futures contracts which were closed but were pending cash settlement.

The Company did not have any open cash flow hedges at September 30, 2022.

The following table summarizes the pre-tax gain (loss) recognized in other comprehensive income and the gain (loss) reclassified from accumulated other comprehensive loss into earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

	Pre-Tax Gain (Loss)	Location of Gain (Loss) Reclassified	Pre- Tax Gain (Loss) Reclassified from
	Recognized in OCI	from AOCI into Net Earnings	AOCI into Net Earnings
For the three months ended September 30, 2022:
Hot-rolled coil steel contracts	$590,380	Sales	$(1,490,360)
Total	$590,380		$(1,490,360)

For the three months ended September 30, 2021:
Hot-rolled coil steel contracts	$1,557,820	Sales	$(3,086,780)
Hot-rolled coil steel contracts		Costs of goods sold	$9,001,500
Total	$1,557,820		$5,914,720

For the six months ended September 30, 2022:
Hot-rolled coil steel contracts	$9,423,740	Sales	$(2,116,540)
Total	$9,423,740		$(2,116,540)

For the six months ended September 30, 2021:
Hot-rolled coil steel contracts	$(20,013,560)	Sales	$(8,184,800)
Hot-rolled coil steel contracts		Costs of goods sold	$10,583,700
Total	$(20,013,560)		$2,398,900

The estimated amount of net losses recognized in AOCI at September 30, 2022 expected to be reclassified into net earnings (loss) within the succeeding twelve months is $1,999,420 with all of this amount associated with closed hedges.

The following table summarizes the gains recognized in earnings for derivative instruments not designated as hedging instruments during the three and six months ended September 30, 2022:

		Gain Recognized in Earnings
	Location of Gain	for the Three Months Ended
	Recognized in Earnings	September 30, 2022
Hot-rolled coil steel contracts	Other income (loss), net	$3,749,420

		Gain Recognized in Earnings
	Location of Gain	for the Six Months Ended
	Recognized in Earnings	September 30, 2022
Hot-rolled coil steel contracts	Other income (loss), net	$6,503,660

The following table summarizes the losses recognized in earnings for derivative instruments not designated as hedging instruments during the three and six months ended September 30, 2021:

		Loss Recognized in Earnings
	Location of Loss	for the Three Months Ended
	Recognized in Earnings	September 30, 2021
Hot-rolled coil steel contracts	Other income (loss), net	$(6,830,780)

		Loss Recognized in Earnings
	Location of Loss	for the Six Months Ended
	Recognized in Earnings	September 30, 2021
Hot-rolled coil steel contracts	Other income (loss), net	$(8,219,740)

The notional amount (quantity) of our derivative instruments not designated as hedging instruments at September 30, 2022 consisted of 5,160 tons of long positions with maturity dates ranging from October 2022 to December 2022 and 41,460 tons of short positions with maturity dates ranging from October 2022 to December 2023.

The following table reflects the change in accumulated other comprehensive income (loss), net of tax, for the periods presented:

Gain (Loss) on
Derivatives
Balance at March 31, 2022	$(10,268,509)
Other comprehensive income, net of income, before reclassification	7,146,966
Total loss reclassified from AOCI (1)	1,605,184
Net current period other comprehensive income	8,752,150
Balance at September 30, 2022	$(1,516,359)

(1) The loss reclassified from AOCI is presented net of tax benefits of $511,356 which are included in the provision for (benefit from) income taxes on the Company's Consolidated Statement of Operations for the six months ended September 30, 2022.

Gain (Loss) on
Derivatives
Balance at March 31, 2021	$(11,187,841)
Other comprehensive loss, net of income, before reclassification	(15,178,284)
Total loss reclassified from AOCI (1)	5,712,132
Net current period other comprehensive loss	(9,466,152)
Balance at September 30, 2021	$(20,653,993)

(1) The loss reclassified from AOCI is presented net of tax benefits of $1,819,688 which are included in the provision for (benefit from) income taxes on the Company's Consolidated Statement of Operations for the six months ended September 30, 2021.

At  September 30, 2022 and  March 31, 2022, cash of $2,228,051 and $13,523,416, respectively, was held by our clearing agent to collateralize our open derivative positions. These cash requirements are included in "Other current assets" on the Company's Consolidated Balance Sheets at  September 30, 2022 and  March 31, 2022.

NOTE I — FAIR VALUE MEASUREMENTS

Accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

●	Level 1 – Quoted prices for identical assets and liabilities in active markets.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At  September 30, 2022, our financial liabilities, net, measured at fair value on a recurring basis were as follows:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(143,440)	$—	$—	$(143,440)
Total	$(143,440)	$—	$—	$(143,440)

At  March 31, 2022, our financial liabilities, net, measured at fair value on a recurring basis were as follows:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(10,188,780)	$—	$—	$(10,188,780)
Total	$(10,188,780)	$—	$—	$(10,188,780)

At  September 30, 2022 and  March 31, 2022, the Company did not have any fair value measurements on a non-recurring basis.

NOTE J — SEGMENT INFORMATION (in thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales
Coil	$129,722	$78,324	$272,599	$131,019
Tubular	19,970	14,247	38,896	27,468
Total net sales	$149,692	$92,571	$311,495	$158,487

Operating profit (loss)
Coil	$(1,118)	$24,273	$12,425	$37,529
Tubular	3,341	1,997	5,445	4,598
Total operating profit	2,223	26,270	17,870	42,127
General corporate expenses	2,152	1,866	5,480	3,742
Interest expense	621	72	1,051	96
Other income (loss), net	3,756	(6,840)	6,524	(6,528)
Total earnings before income taxes	$3,206	$17,492	$17,863	$31,761

	September 30, 2022	March 31, 2022
Segment assets
Coil	$181,722	$115,232
Tubular	20,514	24,017
	202,236	139,249
Corporate assets	9,611	20,026
	$211,847	$159,275

Operating profit is total net sales less operating expenses, excluding general corporate expenses, interest expense and other income. General corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate and accounting salaries, professional fees and services, bad debts, retirement plan contribution expense, corporate insurance expenses, restricted stock plan compensation expense and office supplies. Other income (loss) for the three and six month periods ended September 30, 2022 consisted primarily of gains related to derivatives not designated for hedge accounting of $3,749,420 and $6,503,660, respectively. Other income (loss) for the three months ended September 30, 2021 consisted primarily of a $6,830,780 loss related to derivatives not designated for hedge accounting. Other income (loss) for the six months ended September 30, 2021 consisted primarily of a $8,219,740 loss related to derivatives not designated for hedge accounting partially offset by a $1,706,614 gain from the PPP Loan forgiveness. Corporate assets consist primarily of cash, restricted cash and the cash value of officers’ life insurance. Although inventory is transferred at cost between product groups, there are no sales between product groups.

NOTE K — REVENUE

Revenue is generated primarily from contracts to manufacture or process steel products. Most of the Company’s revenue is generated by sales of material out of the Company’s inventory, but a portion of the Company’s revenue is derived from processing or storage of customer owned material. Generally, the Company’s performance obligations are satisfied, control of our products is transferred, and revenue is recognized at a single point in time, when title transfers to our customer for product shipped or when services are provided. Revenues are recorded net of any sales incentives. Shipping and other transportation costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Costs related to obtaining sales contracts are incidental and expensed when incurred. Because customers are invoiced at the time title transfers and the Company’s rights to consideration are unconditional at that time, the Company does not maintain contract asset balances. Additionally, the Company does not maintain contract liability balances, as performance obligations are satisfied prior to customer payment for product. The Company offers industry standard payment terms.

The Company has two reportable segments: Coil and Tubular. Coil primarily generates revenue from cutting to length hot-rolled steel coils. Coil segment revenue consists of three main product types: Prime Coil, Non-Standard Coil and Customer Owned Coil. Tubular primarily generates revenue from manufacturing and distributing steel pipe. Tubular segment revenue has consisted of two main product types: Manufactured Pipe and Mill Reject Pipe. In March 2020, U.S. Steel announced the idling of their Lone Star Tubular Operations which was the Company's sole supplier of mill reject pipe. U.S. Steel's facility was idled as announced and the Company's receipts of mill reject pipe ceased in August 2020. At June 30, 2022, the Company was sold out of mill reject pipe so manufactured pipe was the sole revenue stream for the tubular segment for the three months ended September 30, 2022. The Company has expanded its focus on manufactured pipe sales to counteract the impact of mill reject pipe revenue concluding. The following table disaggregates our revenue by product for each of our reportable business segments for the three and six months ended September 30, 2022 and 2021, respectively:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Coil Segment:
Prime Coil	$128,502,733	$74,928,149	$269,483,087	$124,507,742
Non-standard Coil	891,625	3,028,787	2,422,931	5,851,990
Customer Owned Coil	327,855	366,991	693,167	658,925
	$129,722,213	$78,323,927	$272,599,185	$131,018,657
Tubular Segment:
Manufactured Pipe	$19,970,196	11,376,626	38,442,294	$20,983,436
Mill Reject Pipe	—	2,870,342	454,020	6,485,241
	$19,970,196	$14,246,968	$38,896,314	$27,468,677

NOTE L — STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for each of the six months ended September 30, 2022 and September 30, 2021:

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income,	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2022	$8,344,975	(10,268,509)	$30,442,361	$(7,741,197)	$58,909,018	$79,686,648
Net earnings	—	—	—	—	11,184,374	11,184,374
Other comprehensive income	—	7,174,117	—	—	—	7,174,117
Paid in capital – restricted stock awards	—	—	73,153	—	—	73,153
Shares issued – Plateplus business combination	516,041	—	4,267,659	—	—	4,783,700
Repurchase of shares	—	—	—	(29,268)	—	(29,268)
Cash dividends ($0.02 per share)	—	—	—	—	(157,694)	(157,694)
BALANCE AT JUNE 30, 2022	$8,861,016	$(3,094,392)	$34,783,173	$(7,770,465)	$69,935,698	$102,715,030
Net earnings	—	—	—	—	2,470,908	2,470,908
Other comprehensive income	—	1,578,033	—	—	—	1,578,033
Paid in capital – restricted stock awards	—	—	73,153	—	—	73,153
Cash dividends ($0.02 per share)	—	—	—	—	(147,372)	(147,372)
BALANCE AT SEPTEMBER 30, 2022	$8,861,016	$(1,516,359)	$34,856,326	$(7,770,465)	$72,259,234	$106,689,752

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income,	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2021	$8,334,785	(11,187,841)	$30,003,462	$(7,203,342)	$45,392,912	$65,339,976
Net earnings	—	—	—	—	11,311,797	11,311,797
Other comprehensive loss	—	(13,693,337)	—	—	—	(13,693,337)
Paid in capital – restricted stock awards	—	—	121,704	—	—	121,704
Cash dividends ($0.02 per share)	—	—	—	—	(137,865)	(137,865)
BALANCE AT JUNE 30, 2021	$8,334,785	$(24,881,178)	$30,125,166	$(7,203,342)	$56,566,844	$62,942,275
Net earnings	—	—	—	—	13,177,614	13,177,614
Other comprehensive income	—	4,227,185	—	—	—	4,227,185
Issuance of restricted stock	6,000	—	(6,000)	—	—	—
Paid in capital – restricted stock awards	—	—	126,037	—	—	126,037
Cash dividends ($0.02 per share)	—	—	—	—	(138,110)	(138,110)
BALANCE AT SEPTEMBER 30, 2021	$8,340,785	$(20,653,993)	$30,245,203	$(7,203,342)	$69,606,348	$80,335,001

NOTE M — OTHER COMPREHENSIVE INCOME

The following table summarizes the tax effects on each component of Other Comprehensive Income (Loss) for the periods presented:

	Three Months Ended September 30, 2022
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$2,080,740	$(502,707)	$1,578,033
Other comprehensive income (loss)	$2,080,740	$(502,707)	$1,578,033

	Three Months Ended September 30, 2021
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$5,573,820	$(1,346,635)	$4,227,185
Other comprehensive income (loss)	$5,573,820	$(1,346,635)	$4,227,185

	Six Months Ended September 30, 2022
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$11,540,280	$(2,788,130)	$8,752,150
Other comprehensive income (loss)	$11,540,280	$(2,788,130)	$8,752,150

	Six Months Ended September 30, 2021
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$(12,481,740)	$3,015,588	$(9,466,152)
Other comprehensive income (loss)	$(12,481,740)	$3,015,588	$(9,466,152)

NOTE N — EARNINGS PER SHARE

Basic and dilutive net earnings per share is computed based on the following information:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator (basic and diluted)
Net earnings	$2,470,908	$13,177,614	$13,655,282	$24,489,411
Less: Allocation to unvested restricted stock units	42,249	608,873	236,244	1,124,767
Net earnings attributable to common shareholders	$2,428,659	$12,568,741	$13,419,038	$23,364,644

Denominator (basic and diluted)
Weighted average common shares outstanding	7,243,080	6,584,912	7,157,073	6,584,912

For the three and six month periods ended September 30, 2022 and 2021, the Company allocated dividends and undistributed earnings to the unvested restricted stock units.

As the restricted stock qualifies as participating securities, the following restricted stock units were not accounted in the computation of weighted average diluted common shares outstanding under the two-class method:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Restricted Stock Units	76,811	263,552	73,211	254,759

NOTE O — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of approximately $557,000 during the six months ended September 30, 2022 and $96,000 during the six months ended September 30, 2021. The Company paid income taxes of approximately $400,000 during the six months ended September 30, 2022 and paid income taxes of approximately $5,645,000 during the six months ended September 30, 2021. At  September 30, 2022, the “Construction in process” balance of $22,035,059 consisted of non-cash investing activities of $8,200,233 in accrued capital expenditures for which cash outlay had not occurred. During the six months ended September 30, 2022, the Company issued 516,041 shares of common stock as part of the Plateplus business combination resulting in non-cash investing activity of $4,783,700.

NOTE P — INCOME TAXES

For the six months ended September 30, 2022, the Company recorded an income tax provision of $4,207,693, or 23.6% of earnings before income taxes, compared to an income tax provision of $7,271,580, or 22.9% of earnings before income taxes for the six months ended September 30, 2021. For the six months ended September 30, 2022, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision. For the six months ended September 30, 2021, the Company’s effective tax rate differed from the federal statutory rate due to a combination of the inclusion of state tax expenses in the provision and the exclusion of the non-taxable gain associated with forgiveness of the Company’s PPP Loan from the provision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Friedman Industries, Incorporated is a manufacturer and processor of steel products and operates in two reportable segments; coil products and tubular products.

The coil product segment includes the operation of five hot-rolled coil processing facilities located in Hickman, AR; Decatur, AL; Granite City, IL; East Chicago, IN and Sinton, TX. The facilities in Granite City and East Chicago were acquired on April 30, 2022 from Plateplus, Inc ("Plateplus"). More information about the Plateplus transaction can be found in Note B to the Company's Financial Statements. The facility in Sinton is a newly constructed facility that commenced operations during October 2022. The Hickman, Granite City and East Chicago facilities operate temper mills and cut-to-length lines. The Decatur and Sinton facilities operate stretcher leveler cut-to-length lines. The equipment at all locations improves the flatness and surface quality of the coils and cuts the coils into sheet and plate of prescribed lengths. On a combined basis, the facilities are capable of cutting sheet and plate with thicknesses ranging from 16 gauge to 1” thick in widths ranging from 36” wide to 96” wide. The coil product segment sells its prime grade inventory under the Friedman Industries name but also maintains an inventory of non-standard coil products, consisting primarily of mill secondary and excess prime coils, which are sold through the Company’s XSCP division. The coil product segment also processes customer-owned coils on a fee basis.

As discussed above, the Company commenced operations at its new facility in Sinton, Texas in October 2022 which is part of the coil product segment. The new facility is on the campus of Steel Dynamics, Inc.'s ("SDI") new flat roll steel mill in Sinton, Texas. The Company's new location consists of an approximately 70,000 square foot building located on approximately 26.5 acres leased from SDI under a 99-year agreement. The facility is equipped with one of the world’s largest stretcher leveler cut-to-length lines, capable of handling material up to 1” thick, widths up to 96” and yields exceeding 100,000 psi. The total cost of the project is estimated to be $22 million. At September 30, 2022, the Company's construction in process related to the Sinton project was $22,035,059 consisting of $13,834,826 in cash payments and $8,200,233 of accrued capital expenditures. The Company expects to fund the remainder of the Sinton capital expenditure through a combination of cash generated from operations and funds drawn under the ABL Facility. The Company expects the remainder of fiscal 2023 to be a ramp up period for the facility and then expects the facility’s annual shipments could be in the range of 110,000 tons to 140,000 tons for fiscal 2024.

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

Results of Operations

Six Months Ended September 30, 2022 Compared to Six Months Ended September 30, 2021

During the six months ended September 30, 2022 (the “2022 period”), sales and costs of goods sold increased $153,008,165 and $176,682,762, respectively, and gross profit decreased $23,674,597 compared to the amounts recorded during the six months ended September 30, 2021 (the “2021 period”). The increase in sales was primarily related to an increase in tons sold. Tons sold increased from approximately 108,500 tons in the 2021 period to approximately 221,500 tons in the 2022 period. The significant growth in sales volume was related to the acquisition of facilities and inventory from Plateplus, Inc. which is discussed in more detail in Note B to the Company's Financial Statements. Discussion of the change in sales is expanded upon at the segment level in the following paragraphs. Gross profit decreased from approximately $47,024,917 for the 2021 period to approximately $23,350,320 for the 2022 period. Gross profit as a percentage of sales decreased from approximately 29.7% for the 2021 period to approximately 7.5% for the 2022 period. Gross profit for the 2022 period included $2,116,540 in recognized losses related to hedging activities while gross profit for the 2021 period included $2,398,900 in recognized net gains related to hedging activities. Excluding the recognized hedging gains and losses, gross profit related to physical material as a percentage of sales was approximately 8.1% for the 2022 period compared to approximately 26.8% for the 2021 period.

Our operating results are significantly impacted by the market price of hot-rolled steel coil ("HRC"). The Company experienced significant volatility in steel price during both the 2022 period and the 2021 period. HRC prices were on a historic rise entering the 2021 period that continued until reaching an all-time high of approximately $1,950 per ton at the end of August 2021. These circumstances created a high margin environment during the 2021 period in a period of historically high steel prices. From September 2021 to February 2022, HRC prices declined approximately 52% until the Russian invasion of Ukraine triggered a sharp and abrupt increase. HRC prices increased approximately 60% from the beginning of March 2022 to the end of April 2022 and then declined approximately 47% by the end of the 2022 period. These circumstances created strong margins to start the 2022 period and then margin compression for the remainder of the 2022 period.

Coil Segment

Coil product segment sales for the 2022 period totaled $272,599,185 compared to $131,018,657 for the 2021 period. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales and any sales generated from processing of customer owned material. Coil segment sales for the 2022 period were reduced by $2,116,540 for the recognition of hedging related losses. Coil segment sales for the 2021 period were reduced by $7,751,460 for the recognition of hedging related losses. Sales generated from processing of customer owned material totaled $693,167 for the 2022 period compared to $658,925 for the 2021 period. Sales generated from coil segment inventory, excluding the impact of any hedging related gains or losses, totaled $274,022,558 for the 2022 period compared to $138,111,192 for the 2021 period. The average per ton selling price related to these shipments decreased from approximately $1,681 per ton in the 2021 period to approximately $1,367 per ton in the 2022 period. Inventory tons sold increased from approximately 82,000 tons in the 2021 period to approximately 200,500 tons in the 2022 period. The significant increase in sales volume was primarily attributable to the facilities and inventory acquired from Plateplus which account for approximately 119,000 tons of the 200,500 tons sold in the 2022 period. Coil segment operations recorded operating profits of approximately $12,425,000 and $37,529,000 for the 2022 period and 2021 period, respectively. The operating profit for the 2022 period includes recognized net losses on hedging activities of $2,116,540 while the 2021 period operating profit included recognized net gains on hedging activities of $2,609,000.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2022 period totaled $38,896,314 compared to $27,468,677 for the 2021 period. Sales increased due to an increase in the average selling price per ton, partially offset by a decline in the volume sold. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales. Tubular segment sales for the 2022 period were not impacted by any hedging related gains or losses. Tubular segment sales for the 2021 period were reduced by $433,340 for the recognition of hedging related losses. Sales generated from tubular segment inventory, excluding the impact of any hedging related gains or losses, totaled $38,896,314 for the 2022 period compared to $27,902,017 for the 2021 period. The average per ton selling price related to these shipments increased from approximately $1,060 per ton in the 2021 period to approximately $1,831 per ton in the 2022 period. Tons sold decreased from approximately 26,500 tons in the 2021 period to approximately 21,000 tons in the 2022 period. The decline in sales volume was primarily related to a decline in mill reject pipe sales partially offset by an increase in manufactured pipe sales. U.S. Steel's Lone Star Tubular Operations was the Company's sole source of supply for mill reject pipe. With U.S. Steel's idling of their Lone Star Operations, the Company's receipts of mill reject pipe ceased in August 2020 and the inventory balance started to decline steadily each quarter. The Company sold out of mill reject pipe during the quarter ended June 30, 2022. Mill reject pipe sales volume was approximately 1,000 tons for the 2022 period compared to approximately 13,500 tons for the 2021 period. Manufactured pipe sales volume was approximately 20,000 tons for the 2022 period compared to approximately 13,000 tons for the 2021 period. The average selling price increase was also primarily related to this shift in sales mix between manufactured pipe and mill reject pipe. The selling price associated with manufactured pipe is typically much higher than the selling prices associated with mill reject pipe. The Company will continue to focus on the expansion of its manufactured pipe operations to counteract the impact of mill reject pipe sales ending. The tubular segment recorded operating profits of approximately $5,445,000 and $4,598,000 for the 2022 period and 2021 period, respectively. The operating profit for the 2021 period included recognized net losses on hedging activities of approximately $210,000 while the Company did not have any hedging related gains or losses affecting operating results for the 2022 period.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2022 period, general, selling and administrative costs increased $2,320,461 compared to the 2021 period. This increase is primarily associated with costs associated with the Plateplus transaction but partially offset by less incentive based compensation expense for the 2022 period. Cost for the 2022 period includes approximately $1,212,000 of one-time expenses related to the Plateplus transaction. Cost for the 2022 period includes approximately $2,344,000 of general, selling and administrative costs for the East Chicago and Granite City locations acquired from Plateplus.

Other Income

For the 2022 period, the Company reported other income of $6,523,877. This income consists primarily of a $6,503,660 gain on derivative instruments not designated for hedge accounting. For the 2021 period, the Company reported other loss of $6,528,255. This loss consists primarily of a loss of $8,219,740 on derivative instruments not designated for hedge accounting partially offset by a $1,706,614 gain associated with the forgiveness of the Company's Paycheck Protection Program loan.

Income Taxes

Income taxes decreased from a provision for the 2021 period of $7,271,580 to a provision for the 2022 period of $4,207,693. This decrease was primarily related to the lower earnings before income tax for the 2022 period but partially offset by the non-taxable treatment of the Paycheck Protection Program loan forgiveness which was recognized as part of earnings before income taxes for the 2021 period.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

During the three months ended September 30, 2022 (the “2022 quarter”), sales and costs of goods sold increased $57,121,514 and $82,138,104, respectively, and gross profit decreased $25,016,590 compared to the amounts recorded during the three months ended September 30, 2021 (the “2021 quarter”). The increase in sales was primarily related to an increase in tons sold. Tons sold increased from approximately 54,500 tons in the 2021 quarter to approximately 117,000 tons in the 2022 quarter. The significant growth in sales volume was related to the acquisition of facilities and inventory from Plateplus, Inc. which is discussed in more detail in Note B to the Company's Financial Statements. Discussion of the change in sales is expanded upon at the segment level in the following paragraphs. Gross profit decreased from $29,694,982 for the 2021 quarter to $4,678,392 for the 2022 quarter. Gross profit as a percentage of sales decreased from approximately 32.1% for the 2021 quarter to approximately 3.1% for the 2022 quarter. Gross profit for the 2022 quarter included $1,490,360 in recognized losses related to hedging activities while gross profit for the 2021 quarter included $5,914,720 in recognized net gains related to hedging activities. Excluding the recognized hedging gains and losses, gross profit related to physical material as a percentage of sales was approximately 4.1% for the 2022 quarter compared to approximately 24.9% for the 2021 quarter.

Our operating results are significantly impacted by the market price of hot-rolled steel coil ("HRC"). The Company experienced significant volatility in steel price during both the 2022 quarter and the 2021 quarter. HRC prices were on a historic rise entering the 2021 quarter that continued until reaching an all-time high of approximately $1,950 per ton at the end of August 2021. These circumstances created a high margin environment during the 2021 quarter in a period of historically high steel prices. From September 2021 to February 2022, HRC prices declined approximately 52% until the Russian invasion of Ukraine triggered a sharp and abrupt increase. HRC prices increased approximately 60% from the beginning of March 2022 to the end of April 2022 and then declined approximately 47% by the end of the 2022 quarter. These circumstances created compressed margins during the 2022 quarter due to the downward trend in HRC prices during the quarter.

Coil Segment

Coil product segment sales for the 2022 quarter totaled $129,722,213 compared to $78,323,927 for the 2021 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales and any sales generated from processing of customer owned material. Coil segment sales for the 2022 quarter were reduced by $1,490,360 for the recognition of hedging related losses. Coil segment sales for the 2021 quarter were reduced by $3,065,780 for the recognition of hedging related losses. Sales generated from processing of customer owned material totaled $327,855 for the 2022 quarter compared to $366,991 for the 2021 quarter. Sales generated from coil segment inventory, excluding the impact of any hedging related gains or losses, totaled $130,884,718 for the 2022 quarter compared to $81,022,716 for the 2021 quarter. The average per ton selling price related to these shipments decreased from approximately $1,884 per ton in the 2021 quarter to approximately $1,228 per ton in the 2022 quarter. Inventory tons sold increased from approximately 43,000 tons in the 2021 quarter to approximately 106,500 tons in the 2022 quarter. The significant increase in sales volume was primarily attributable to the facilities and inventory acquired from Plateplus which account for approximately 65,000 tons of the 106,500 tons sold in the 2022 quarter. Coil segment operations recorded an operating loss of approximately $1,118,000 for the 2022 quarter compared to an operating profit of approximately $24,273,000 for the 2021 quarter. The operating profit for the 2022 quarter includes recognized net losses on hedging activities of $1,490,360 while the 2021 quarter operating profit included recognized net gains on hedging activities of $5,914,720.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2022 quarter totaled $19,970,196 compared to $14,246,968 for the 2021 quarter. Sales increased due to an increase in the average selling price per ton, offset by a slight decrease in tons sold. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales. Tubular segment sales for the 2022 quarter were not impacted by any hedging related gains or losses. Tubular segment sales for the 2021 quarter were reduced by $21,000 for the recognition of hedging related losses. Sales generated from tubular segment inventory, excluding the impact of any hedging related gains or losses, totaled $19,970,196 for the 2022 quarter compared to $14,267,968 for the 2021 quarter. The average per ton selling price related to these shipments increased from approximately $1,223 per ton in the 2021 quarter to approximately $1,883 per ton in the 2022 quarter. Tons sold decreased from approximately 11,500 tons in the 2021 quarter to approximately 10,500 tons in the 2022 quarter. The decline in sales volume was primarily related to a decline in mill reject pipe sales partially offset by an increase in manufactured pipe sales. U.S. Steel's Lone Star Tubular Operations was the Company's sole source of supply for mill reject pipe. With U.S. Steel's idling of their Lone Star Operations, the Company's receipts of mill reject pipe ceased in August 2020 and the inventory balance started to decline steadily each quarter. The Company sold out of mill reject pipe during the quarter ended June 30, 2022. Mill reject pipe sales were approximately 5,500 tons for the 2021 quarter. All of the 2022 quarter's sales volume of approximately 10,500 tons was from manufactured pipe sales compared to approximately 6,000 tons for the 2021 period.. The average selling price increase was also primarily related to this shift in sales mix between manufactured pipe and mill reject pipe. The selling price associated with manufactured pipe is typically much higher than the selling prices associated with mill reject pipe. The Company will continue to focus on the expansion of its manufactured pipe operations to counteract the impact of mill reject pipe sales ending. The tubular segment recorded operating profits of approximately $3,341,000 and $1,997,000 for the 2022 quarter and 2021 quarter, respectively. The operating profit for the 2021 quarter included recognized net gains on hedging activities of $203,000 while the Company did not have any hedging related gains or losses affecting operating results for the 2022 quarter.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2022 quarter, general, selling and administrative costs decreased $682,221 compared to the 2021 quarter. This decrease is due primarily to lower incentive related compensation in the 2022 quarter compared to the 2021 quarter. This decrease was mostly offset by increased payroll expenses associated with the additional sales, purchasing and administrative personnel that converted to Friedman employment after the Plateplus transaction and increased professional fees.

Other Income

For the 2022 quarter, the Company reported other income of $3,756,174. This income consists primarily of a $3,749,420 gain on derivative instruments not designated for hedge accounting. For the 2021 quarter, the Company reported other loss of $6,840,317. This loss consists primarily of a $6,830,780 loss on derivative instruments not designated for hedge accounting.

Income Taxes

Income taxes decreased from a provision for the 2021 quarter of $4,314,700 to a provision for the 2022 quarter of $734,609. The decrease in the provision for income taxes is primarily associated with the lower earnings before income taxes for the 2022 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s current ratio was 2.3 at September 30, 2022 and 2.1 at March 31, 2022. Working capital was $89,605,688 at September 30, 2022 and $64,551,208 at March 31, 2022.

During the six months ended September 30, 2022, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business and due to the transaction with Plateplus described in Note B. Accounts receivable and inventories increased significantly due primarily to the Plateplus transaction. Cash and restricted cash decreased primarily due to the Plateplus acquisition investing activities partially offset by cash generated from the Company's operating activities and by cash provided from the Company's credit facility. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

In June 2021, the Small Business Administration authorized full forgiveness of the Company's Paycheck Protection Program loan.

On April 29, 2022, the Company entered into a Second Amendment to its asset-based lending facility ("ABL Facility") provided by JPMorgan Chase Bank, N.A. The Second Amendment increased the revolving loans available under the ABL facility from an aggregate principal amount of up to $75 million to an aggregate principal amount of up to $150 million. The ABL Facility matures on May 19, 2026 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.8% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 15% of the revolving commitment or $22.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased by up to an aggregate of $25 million, in minimum increments of $5 million. On July 6, 2022, the Company entered into a Third Amendment to the ABL Facility. The Third Amendment to the ABL Facility provides for the syndication of the asset based revolving loans available thereunder with BMO Harris Bank, N.A. ("BMO") with JPMorgan Chase Bank serving as the arranging agent (the "Agent"). The Third Amendment also amends provisions of the ABL Facility authorizing the Agent to make protective advances under the ABL Facility and adds a covenant requiring each of the Company and its subsidiaries to maintain the Agent as its principal depository bank. In connection with the Third Amendment, the Company also entered into a Revolving Note payable to BMO in a principal amount of up to $50 million establishing BMO as a one-third syndicated participant in the Company's ABL facility. At September 30, 2022, the Company had a balance of $36,219,441 under the ABL Facility with an applicable interest rate of 3.04%. At September 30, 2022, the Company's applicable borrowing base calculation supported access to approximately $114 million of the ABL Facility. As of the filing date of this Form 10-Q, the Company had borrowings of approximately $34 million outstanding under the ABL Facility and the Company's most recent borrowing base calculation provided access to approximately $107 million of the ABL Facility.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 12 months.

DERIVATIVE CONTRACTS

From time to time, the Company may use futures contracts to partially manage exposure to commodity price risk. The Company elects hedge accounting for some of its derivatives and classifies the transactions as either cash flow hedges or fair value hedges. From time to time, the Company may also transact futures contracts where hedge accounting is not elected. The Company recognized losses related to derivatives designated for hedge accounting of $1,490,360 and $2,116,540 for the three month and six month periods ended September 30, 2022. For derivatives not designated for hedge accounting, the Company recognized gains of $3,749,420 and $6,503,660 for the three month and six month periods ended September 30, 2022. See Note H for further information.

OUTLOOK

The Company expects sales volume of approximately 105,000 tons for its third quarter of fiscal 2023. The third quarter volume expectation is slightly lower than the second quarter volume due primarily to the impact of holidays during the third quarter of fiscal 2023. The Company expects slight margin improvement during the third quarter and for hedging activities to benefit the quarter’s results. At the end of November 2022, multiple domestic steel producers announced price increases for hot-rolled coil. If the announced price increases gain acceptance, the Company would expect margin improvement entering the fourth fiscal quarter with additional margin improvement anticipated if steel mills were to announce further price increases.

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

Notwithstanding the identified material weaknesses, the Company's management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition and results of operations for the three month and six month periods ended September 30, 2022 and 2021 in accordance with U.S. Generally Accepted Accounting Principles.

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

Plan for Remediation of Material Weakness

The Company has determined that the number of accounting personnel and the limited utilization of information technology in its control structure are the primary contributing factors to the material weaknesses identified. As a part of the transaction with Plateplus, the Company had eight additional accounting personnel convert from Plateplus employment to Friedman employment with five of these individuals becoming Friedman employees on September 1, 2022 and the remaining three individuals becoming Friedman employees on October 1, 2022. The Company also hired an individual with an internal audit and SOX internal control background during September 2022. Additionally, as part of the Plateplus transaction, the Company transferred the enterprise resource planning (“ERP”) system that was in place at Plateplus to Friedman at the end of August 2022. The Company is currently working to integrate all of its operations into the transferred ERP system. The Company expects the additional accounting personnel to allow for improved segregation of duties and consistent execution of controls. The Company expects the new ERP system to allow for many of the Company’s current manual controls and missing controls to be performed by the design and capabilities of the ERP system rather than relying on manual human execution.

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

Changes in Internal Controls over Financial Reporting

Except as discussed above, there were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended September 30, 2022

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

FRIEDMAN INDUSTRIES, INCORPORATED

Date: December 2, 2022	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)