Form 10-Q
period 2022-12-31
FRIEDMAN INDUSTRIES INC
filed 2023-02-09
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2022

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

At February 9, 2023, the number of shares outstanding of the issuer’s only class of stock was 7,375,588 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	DECEMBER 31, 2022	MARCH 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$3,544,508	$2,598,102
Accounts receivable, net of allowances for bad debts and cash discounts of $99,819 at December 31, and March 31, 2022	43,072,920	35,670,657
Inventories	97,834,103	67,946,122
Current portion of derivative assets	808,820	4,240,740
Other current assets	3,096,007	14,906,194
TOTAL CURRENT ASSETS	148,356,358	125,361,815
PROPERTY, PLANT AND EQUIPMENT:
Land	1,669,831	1,179,831
Buildings and yard improvements	30,664,230	8,581,676
Machinery and equipment	48,495,480	30,422,066
Construction in process	832,761	15,925,306
Less accumulated depreciation	(27,882,265)	(26,002,820)
	53,780,037	30,106,059
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	464,892	157,248
Operating lease right-of-use asset	1,281,996	113,168
Deferred income tax asset	—	2,133,295
Income taxes recoverable	—	1,403,485
TOTAL ASSETS	$203,883,283	$159,275,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$42,378,677	$44,803,602
Dividends payable	147,512	137,120
Contribution to retirement plan	350,000	250,000
Employee compensation and related expenses	2,258,823	1,085,676
Income taxes payable	2,631,006	—
Current portion of financing lease	106,214	104,689
Current portion of derivative liability	649,700	14,429,520
TOTAL CURRENT LIABILITIES	48,521,932	60,810,607
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	96,535	119,591
DEFERRED INCOME TAX LIABILITY	820,960	—
OTHER NON-CURRENT LIABILITIES	1,274,431	221,767
ASSET BASED LENDING FACILITY	44,510,967	18,436,457
TOTAL LIABILITIES	95,224,825	79,588,422
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1: Authorized shares — 10,000,000; Issued shares — 8,868,716 shares and 8,344,975 shares at December 31, and March 31, 2022, respectively	8,868,716	8,344,975
Additional paid-in capital	34,926,801	30,442,361
Accumulated other comprehensive loss	(846,905)	(10,268,509)
Treasury stock at cost (1,493,128 shares and 1,488,966 shares at December 31, and March 31, 2022, respectively)	(7,777,769)	(7,741,197)
Retained earnings	73,487,615	58,909,018
TOTAL STOCKHOLDERS’ EQUITY	108,658,458	79,686,648
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$203,883,283	$159,275,070

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2022	2021	2022	2021
Net Sales	$111,860,093	$51,655,943	$423,355,592	$210,143,277
Costs and expenses:
Costs of products sold	105,730,259	55,259,964	393,875,438	166,722,381
Selling, general and administrative	4,700,850	1,994,242	15,661,476	10,634,407
	110,431,109	57,254,206	409,536,914	177,356,788
EARNINGS (LOSS) FROM OPERATIONS	1,428,984	(5,598,263)	13,818,678	32,786,489
Interest expense	(447,551)	(58,385)	(1,498,147)	(153,891)
Other income (loss), net	826,039	1,727,134	7,349,916	(4,801,121)
EARNINGS (LOSS) BEFORE INCOME TAXES	1,807,472	(3,929,514)	19,670,447	27,831,477
Provision for (benefit from) income taxes:
Current	447,995	(855,309)	4,686,413	6,639,198
Deferred	(16,416)	(112,372)	(47,141)	(335,299)
	431,579	(967,681)	4,639,272	6,303,899
NET EARNINGS (LOSS)	$1,375,893	$(2,961,833)	$15,031,175	$21,527,578

Net earnings (loss) per share:
Basic	$0.19	$(0.45)	$2.06	$3.12
Diluted	$0.19	$(0.45)	$2.06	$3.12
Cash dividends declared per common share	$0.02	$0.02	$0.06	$0.06

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2022	2021	2022	2021
Net earnings (loss)	$1,375,893	$(2,961,833)	$15,031,175	$21,527,578
Other comprehensive income:
Cash flow hedges, net of tax	669,454	13,795,418	9,421,604	4,329,266
	669,454	13,795,418	9,421,604	4,329,266
Comprehensive income	$2,045,347	$10,833,585	$24,452,779	$25,856,844

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	NINE MONTHS ENDED DECEMBER 31,
	2022	2021
OPERATING ACTIVITIES
Net earnings	$15,031,175	$21,527,578
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation	1,879,445	994,209
Deferred taxes	(47,141)	(335,299)
Compensation expense for restricted stock	224,481	375,935
Change in postretirement benefits	8,237	6,559
Gain recognized on open derivatives not designated for hedge accounting	(1,353,520)	(1,238,320)
Deferred realized gain (loss) on derivatives	3,155,821	(3,393,260)
Forgiveness of Paycheck Protection Program Loan	—	(1,706,614)
Decrease (increase) in operating assets, net of amounts acquired in business combination:
Accounts receivable	(7,402,263)	(5,865,531)
Inventories	47,658,608	(48,538,400)
Federal income taxes recoverable	1,403,485	—
Other current assets	426,712	(667,196)
Increase (decrease) in operating liabilities, net of amounts acquired in business combination:
Accounts payable and accrued expenses	(20,790,614)	17,415,657
Income taxes payable	2,631,006	(206,842)
Contribution to retirement plan	100,000	150,000
Employee compensation and related expenses	1,173,147	(1,455,785)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	44,098,579	(22,937,309)
INVESTING ACTIVITIES
Plateplus business combination	(71,720,208)	—
Purchase of property, plant and equipment	(8,278,891)	(7,350,081)
Proceeds on sale from assets	—	160,542
Increase in cash surrender value of officers’ life insurance	(10,389)	(8,686)
NET CASH USED IN INVESTING ACTIVITIES	(80,009,488)	(7,198,225)
FINANCING ACTIVITIES
Debt issuance cost	(328,548)	—
Cash dividends paid	(442,186)	(414,092)
Cash paid for principal portion of finance lease	(78,327)	(76,831)
Cash paid for share repurchases	(36,572)	(102,075)
Asset based lending facility proceeds	26,074,510	15,187,824
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,188,877	14,594,826
DECREASE IN CASH AND RESTRICED CASH	(10,722,032)	(15,540,708)
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	16,121,518	20,192,486
CASH AND RESTRICTED CASH AT END OF PERIOD	$5,399,486	$4,651,778

Cash and restricted cash at December 31, 2022 and March 31, 2022 included $1,854,978 and $13,523,416, respectively, of cash required to collateralize open derivative positions. These amounts are reported in "Other current assets" on the Company's consolidated balance sheets at December 31, 2022 and March 31, 2022. The Company had $1,585,350 in restricted cash at December 31, 2021.

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

Reclassifications

The unaudited condensed consolidated financial statements for the previous year may include certain reclassifications to conform to the current presentation. To conform with the current year presentation, “Interest expense” on the unaudited condensed consolidated statements of operations was moved below the calculation of "Earnings (Loss) From Operations". This reclassification had no impact on previously reported net earnings or stockholder's equity.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net sales	$111,860,093	$122,495,733	$442,756,025	$391,652,365
Earnings (loss) from operations	$981,433	$(20,068,874)	$12,291,240	$14,918,837

Our consolidated statements of operations for the three month and nine month periods ended December 31, 2022, include net sales of approximately $52.0 million and $175.0 million, respectively, and earnings from operations of approximately $4.6 million and $10.3 million, respectively, attributable to the East Chicago and Granite City facilities acquired from Plateplus. At the Acquisition Date, the Company acquired the inventory on hand at Plateplus' Houston and Loudon facilities and also assumed inventory on order related to these locations. Plateplus provided toll processing services for this material for a period of time following the Acquisition Date with these services having concluded by August 31, 2022 resulting in no impact to sales and earnings from operations for the three months ended December 31, 2022. In addition to the East Chicago and Granite City sales and earnings from operations, our consolidated statement of operations for the nine month period ended December 31, 2022, include net sales of approximately $43.4 million and earnings from operations of approximately $300,000 attributable to sales of inventory from Houston and Loudon where the fixed assets were not acquired. The Company did not have any transaction specific costs during the three months ended December 31, 2022. For the nine months ended December 31, 2022, the Company recorded transaction specific costs of approximately $1.2 million as a component of "Selling, general and administrative" expenses on the Condensed Consolidated Statements of Operations. Information about the debt issuance costs associated with the acquisition financing is provided in Note D.

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

A summary of inventory values by product group follows:

	December 31, 2022	March 31, 2022
Prime Coil Inventory	$89,007,944	$50,482,022
Non-Standard Coil Inventory	295,925	1,063,374
Tubular Raw Material	4,542,470	9,049,598
Tubular Finished Goods	3,987,764	7,351,128
	$97,834,103	$67,946,122

Tubular raw material inventory consists of hot-rolled steel coils that the Company will manufacture into pipe. Tubular finished goods inventory consists of pipe the Company has manufactured.

NOTE D – DEBT

          On June 22, 2021, the Small Business Administration authorized full forgiveness of the Company's Paycheck Protection Program loan. The gain of $1,706,614 from this extinguishment of debt included both principal and interest and is recorded as a component of "Other income (loss), net" on the Company's Condensed Consolidated Statement of Operations for the nine months ended December 31, 2021.

On March 8, 2021, the Company entered into a Credit Agreement providing for a $10 million revolving line of credit facility (the "Interim Credit Facility) with JPMorgan Chase Bank, N.A. (the "Bank"). The Interim Credit Facility had an expiration date of July 15, 2021 because the Company was evaluating options for longer term credit arrangements. On April 12, 2021, the Company executed a first amendment to the Interim Credit Facility that increased the size of the facility from $10 million to $20 million. On May 19, 2021, the Company entered into an Amended and Restated Credit Agreement ("ABL Facility") with the Bank that amended and restated the Interim Credit Facility and provided for asset-based revolving loans in an aggregate principal amount up to $40 million. On March 11, 2022, the Company executed a first amendment to the ABL Facility which increased the size of the facility from $40 million to $75 million. On April 29, 2022, the Company entered into a Second Amendment to the ABL Facility. The Second Amendment increased the revolving loans available under the ABL facility from an aggregate principal amount of up to $75 million to an aggregate principal amount of up to $150 million. On July 6, 2022, the Company entered into a Third Amendment to the ABL Facility. The Third Amendment to the ABL Facility provided for the syndication of the asset-based revolving loans available thereunder with BMO Harris Bank, N.A. ("BMO") with JPMorgan Chase Bank serving as the arranging agent (the "Agent"). The Third Amendment also amended provisions of the ABL Facility authorizing the Agent to make protective advances under the ABL Facility and added a covenant requiring each of the Company and its subsidiaries to maintain the Agent as its principal depository bank. In connection with the Third Amendment, the Company also entered into a Revolving Note payable to BMO in a principal amount of up to $50 million establishing BMO as a one-third syndicated participant in the Company's ABL facility. The ABL Facility matures on May 19, 2026 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.8% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 15% of the revolving commitment or $22.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve-month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased by up to an aggregate of $25 million, in minimum increments of $5 million. At  December 31, 2022, the Company had a balance of $44,510,967 under the ABL Facility with an applicable interest rate of 6.5%. At  December 31, 2022, the Company's applicable borrowing base calculation supported access to $99 million of the ABL Facility.

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

The components of expense related to leases for the three and nine months ended December 31, 2022 and 2021 are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Finance lease – amortization of ROU asset	$26,235	$25,734	$78,327	$76,831
Finance lease – interest on lease liability	988	1,489	3,342	4,838
Operating lease expense	33,466	14,634	94,120	43,902
	$60,689	$41,857	$175,789	$125,571

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of December 31, 2022 and March 31, 2022:

	December 31, 2022	March 31, 2022	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$1,281,996	$113,168	Operating lease right-of-use asset
Finance lease right-of-use asset	436,499	455,948	Property, plant & equipment
Total right-of-use assets	$1,718,495	$569,116
Liabilities
Operating lease liability, current	$100,744	$52,270	Accrued expenses
Finance lease liability, current	106,214	104,689	Current portion of finance lease
Operating lease liability, non-current	1,193,415	60,898	Other non-current liabilities
Finance lease liability, non-current	81,016	160,869	Other non-current liabilities
Total lease liabilities	$1,481,389	$378,726

As of December 31, 2022, the weighted-average remaining lease term was 19.6 years for operating leases and 1.7 years for finance leases. The weighted average discount rate was 2.7% for operating leases and 1.9% for finance leases.

Maturities of lease liabilities as of December 31, 2022 were as follows:

	Operating Leases	Finance Leases
Fiscal 2023 (remainder of fiscal year)	33,466	27,223
Fiscal 2024	133,863	108,892
Fiscal 2025	80,205	54,446
Fiscal 2026	75,327	—
Fiscal 2027 and beyond	1,311,941	—
Total undiscounted lease payments	$1,634,802	$190,561
Less: imputed interest	(340,643)	(3,331)
Present value of lease liability	$1,294,159	$187,230

NOTE F — PROPERTY, PLANT AND EQUIPMENT

On May 25, 2021, the Company announced plans for a new facility in Sinton, Texas that would be part of the coil product segment. The new facility is on the campus of Steel Dynamics, Inc.'s ("SDI") new flat roll steel mill in Sinton, Texas. The Company's new location consists of an approximately 70,000 square foot building located on approximately 26.5 acres leased from SDI under a 99-year agreement with an annual rental payment of $1. The facility is equipped with a stretcher leveler cut-to-length line that is capable of handling material up to 1” thick, widths up to 96” and yields exceeding 100,000 psi. The Company put the facility into service at the end of  October 2022 and estimates the total cost of the project to be approximately $22.3 million. At  December 31, 2022, the Company had paid approximately $14,826,000 related to the project and accrued approximately $7,448,000 to be paid during the three months ending March 31, 2023.

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

The following table summarizes the activity related to restricted stock units ("RSUs") for the nine months ended December 31, 2022:

		Weighted Average
	Number of Shares	Grant Date Fair Value Per Share
Unvested at March 31, 2022	139,523	$5.96
Cancelled or forfeited	—	—
Granted	7,700	9.10
Vested	(46,857)	7.65
Unvested at December 31, 2022	100,366	$5.41

The Company measures compensation expense for RSUs at the market price of the common stock as of the grant date. Compensation expense is recognized over the requisite service period applicable to each award. The Company recorded compensation expense of $224,481 and $375,935 in the nine months ended December 31, 2022 and 2021, respectively, relating to the RSUs issued under the Plan. As of December 31, 2022, unrecognized compensation expense related to unvested RSUs was approximately $391,000, which is expected to be recognized over a weighted average period of approximately 1.5 years. As of December 31, 2022, a total of 122,485 shares were still available to be issued under the Plan.

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

At December 31, 2022 and  March 31, 2022, the Company held hot-rolled coil futures contracts which were designated as hedging instruments and classified as cash flow hedges, either as hedges of variable purchase prices or as hedges of variable sales prices. Accordingly, realized and unrealized gains and losses associated with the instruments are reported as a component of other comprehensive income and reclassified into earnings during the period in which the hedged transaction affects earnings. During the three and nine months ended December 31, 2022, the Company also entered into hot-rolled coil futures contracts that were not designated as hedging instruments for accounting purposes. Accordingly, the change in fair value related to these instruments was immediately recognized in earnings.

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of December 31, 2022:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives designated as cash flow hedges:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts hedging sales	Current portion of derivative assets	$22,100

Derivatives not designated as hedging instruments:
Hot-rolled coil steel contracts	Current portion of derivative assets	$786,720	Current portion of derivative liability	$649,700

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

At  March 31, 2022, the Company reported $933,200 in "Other current assets" on its Consolidated Balance Sheet related to futures contracts which were closed but were pending cash settlement. At  December 31, 2022, the Company did not have any closed futures contracts pending cash settlement.

The notional amount (quantity) of our cash flow hedges outstanding at December 31, 2022 consisted of 2,080 tons hedging sales with maturity dates ranging from February 2023 to March 2023.

The following table summarizes the pre-tax gain (loss) recognized in other comprehensive income and the gain (loss) reclassified from accumulated other comprehensive loss into earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

	Pre-Tax Gain (Loss)	Location of Gain (Loss) Reclassified	Pre- Tax Gain (Loss) Reclassified from
	Recognized in OCI	from AOCI into Net Earnings	AOCI into Net Earnings
For the three months ended December 31, 2022:
Hot-rolled coil steel contracts	$22,100	Sales	$(860,620)
Total	$22,100		$(860,620)

For the three months ended December 31, 2021:
Hot-rolled coil steel contracts	$3,473,300	Sales	$(14,766,060)
Hot-rolled coil steel contracts		Costs of goods sold	49,200
Total	$3,473,300		$(14,716,860)

For the nine months ended December 31, 2022:
Hot-rolled coil steel contracts	$9,445,840	Sales	$(2,977,160)
Total	$9,445,840		$(2,977,160)

For the nine months ended December 31, 2021:
Hot-rolled coil steel contracts	$(6,609,540)	Sales	$(22,950,860)
Hot-rolled coil steel contracts		Costs of goods sold	10,632,900
Total	$(6,609,540)		$(12,317,960)

The estimated amount of net losses recognized in AOCI at December 31, 2022 expected to be reclassified into net earnings (loss) within the succeeding twelve months is $1,116,700. This amount consists of $1,138,800 in realized losses associated with closed hedges and $22,100 in unrealized gains associated with open hedges that was computed using the fair value of the cash flow hedges as of December 31, 2022 and is subject to change before actual reclassification from AOCI to net earnings (loss).

The following table summarizes the gains recognized in earnings for derivative instruments not designated as hedging instruments during the three and nine months ended December 31, 2022:

		Gain Recognized in Earnings
	Location of Gain	for the Three Months Ended
	Recognized in Earnings	December 31, 2022
Hot-rolled coil steel contracts	Other income (loss), net	$822,200

		Gain Recognized in Earnings
	Location of Gain	for the Nine Months Ended
	Recognized in Earnings	December 31, 2022
Hot-rolled coil steel contracts	Other income (loss), net	$7,325,860

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

The notional amount (quantity) of our derivative instruments not designated as hedging instruments at December 31, 2022 consisted of 35,040 tons of short positions with maturity dates ranging from January 2023 to December 2023.

The following table reflects the change in accumulated other comprehensive income (loss), net of tax, for the periods presented:

Gain (Loss) on
Derivatives
Balance at March 31, 2022	$(10,268,509)
Other comprehensive income, net of loss, before reclassification	7,163,726
Total loss reclassified from AOCI (1)	2,257,878
Net current period other comprehensive income	9,421,604
Balance at December 31, 2022	$(846,905)

(1) The loss reclassified from AOCI is presented net of tax benefits of $719,282 which are included in the provision for (benefit from) income taxes on the Company's Consolidated Statement of Operations for the nine months ended December 31, 2022.

Gain (Loss) on
Derivatives
Balance at March 31, 2021	$(11,187,841)
Other comprehensive loss, net of income, before reclassification	(5,012,675)
Total loss reclassified from AOCI (1)	9,341,941
Net current period other comprehensive income	4,329,266
Balance at December 31, 2021	$(6,858,575)

(1) The loss reclassified from AOCI is presented net of tax benefits of $2,976,019 which are included in the provision for (benefit from) income taxes on the Company's Consolidated Statement of Operations for the nine months ended December 31, 2021.

At  December 31, 2022 and  March 31, 2022, cash of $1,854,978 and $13,523,416, respectively, was held by our clearing agent to collateralize our open derivative positions. These cash requirements are included in "Other current assets" on the Company's Consolidated Balance Sheets at  December 31, 2022 and  March 31, 2022.

NOTE I — FAIR VALUE MEASUREMENTS

Accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

●	Level 1 – Quoted prices for identical assets and liabilities in active markets.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At  December 31, 2022, our financial assets, net, measured at fair value on a recurring basis were as follows:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial assets, net	$159,120	$—	$—	$159,120
Total	$159,120	$—	$—	$159,120

At  March 31, 2022, our financial liabilities, net, measured at fair value on a recurring basis were as follows:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(10,188,780)	$—	$—	$(10,188,780)
Total	$(10,188,780)	$—	$—	$(10,188,780)

At  December 31, 2022 and  March 31, 2022, the Company did not have any fair value measurements on a non-recurring basis.

NOTE J — SEGMENT INFORMATION (in thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net sales
Coil	$100,231	$41,795	$372,830	$172,814
Tubular	11,629	9,861	50,526	37,329
Total net sales	$111,860	$51,656	$423,356	$210,143

Operating profit (loss)
Coil	$3,259	$(4,032)	$15,684	$33,497
Tubular	692	(647)	6,136	3,951
Total operating profit (loss)	3,951	(4,679)	21,820	37,448
General corporate expenses	2,522	920	8,002	4,662
Interest expense	448	58	1,498	154
Other income (loss), net	826	1,727	7,350	(4,801)
Total earnings (loss) before income taxes	$1,807	$(3,930)	$19,670	$27,831

	December 31, 2022	March 31, 2022
Segment assets
Coil	$185,210	$115,232
Tubular	12,651	24,017
	197,861	139,249
Corporate assets	6,022	20,026
	$203,883	$159,275

Operating profit is total net sales less operating expenses, excluding general corporate expenses, interest expense and other income (loss). General corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate and accounting salaries, professional fees and services, bad debts, retirement plan contribution expense, corporate insurance expenses, restricted stock plan compensation expense and office supplies. Other income (loss) for the three and nine month periods ended December 31, 2022 consisted primarily of gains related to derivatives not designated for hedge accounting of $822,200 and $7,325,860, respectively. Other income (loss) for the three months ended December 31, 2021 consisted primarily of a $1,721,700 gain related to derivatives not designated for hedge accounting. Other income (loss) for the nine months ended December 31, 2021 consisted primarily of a $6,498,040 loss related to derivatives not designated for hedge accounting partially offset by a $1,706,614 gain from the PPP Loan forgiveness. Corporate assets consist primarily of cash, restricted cash and the cash value of officers’ life insurance. Although inventory is transferred at cost between product groups, there are no sales between product groups.

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

The Company has two reportable segments: Coil and Tubular. Coil primarily generates revenue from cutting to length hot-rolled steel coils. Coil segment revenue consists of three main product types: Prime Coil, Non-Standard Coil and Customer Owned Coil. Tubular primarily generates revenue from manufacturing and distributing steel pipe. Tubular segment revenue has consisted of two main product types: Manufactured Pipe and Mill Reject Pipe. In March 2020, U.S. Steel announced the idling of their Lone Star Tubular Operations which was the Company's sole supplier of mill reject pipe. U.S. Steel's facility was idled as announced and the Company's receipts of mill reject pipe ceased in August 2020. At June 30, 2022, the Company was sold out of mill reject pipe so manufactured pipe was the sole revenue stream for the tubular segment for the three months ended December 31, 2022. The Company has expanded its focus on manufactured pipe sales to counteract the impact of mill reject pipe revenue concluding. The following table disaggregates our revenue by product for each of our reportable business segments for the three and nine months ended December 31, 2022 and 2021, respectively:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Coil Segment:
Prime Coil	$99,100,019	$39,588,438	$368,583,106	$164,096,180
Non-standard Coil	796,112	1,852,272	3,219,043	7,704,262
Customer Owned Coil	334,870	354,876	1,028,037	1,013,801
	$100,231,001	$41,795,586	$372,830,186	$172,814,243
Tubular Segment:
Manufactured Pipe	$11,629,092	$6,906,450	$50,071,386	$27,889,886
Mill Reject Pipe	—	2,953,907	454,020	9,439,148
	$11,629,092	$9,860,357	$50,525,406	$37,329,034

NOTE L — STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for each of the nine months ended December 31, 2022 and December 31, 2021:

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income,	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2022	$8,344,975	$(10,268,509)	$30,442,361	$(7,741,197)	$58,909,018	$79,686,648
Net earnings	—	—	—	—	11,184,374	11,184,374
Other comprehensive income	—	7,174,117	—	—	—	7,174,117
Paid in capital – restricted stock awards	—	—	73,153	—	—	73,153
Shares issued – Plateplus business combination	516,041	—	4,267,659	—	—	4,783,700
Repurchase of shares	—	—	—	(29,268)	—	(29,268)
Cash dividends ($0.02 per share)	—	—	—	—	(157,694)	(157,694)
BALANCE AT JUNE 30, 2022	$8,861,016	$(3,094,392)	$34,783,173	$(7,770,465)	$69,935,698	$102,715,030
Net earnings	—	—	—	—	2,470,908	2,470,908
Other comprehensive income	—	1,578,033	—	—	—	1,578,033
Paid in capital – restricted stock awards	—	—	73,153	—	—	73,153
Cash dividends ($0.02 per share)	—	—	—	—	(147,372)	(147,372)
BALANCE AT SEPTEMBER 30, 2022	$8,861,016	$(1,516,359)	$34,856,326	$(7,770,465)	$72,259,234	$106,689,752
Net earnings	—	—	—	—	1,375,893	1,375,893
Other comprehensive income	—	669,454	—	—	—	669,454
Issuance of restricted stock	7,700	—	(7,700)	—	—	—
Paid in capital – restricted stock awards	—	—	78,175	—	—	78,175
Repurchase of shares	—	—	—	(7,304)	—	(7,304)
Cash dividends ($0.02 per share)	—	—	—	—	(147,512)	(147,512)
BALANCE AT DECEMBER 31, 2022	$8,868,716	$(846,905)	$34,926,801	$(7,777,769)	$73,487,615	$108,658,458

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income,	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2021	$8,334,785	$(11,187,841)	$30,003,462	$(7,203,342)	$45,392,912	$65,339,976
Net earnings	—	—	—	—	11,311,797	11,311,797
Other comprehensive loss	—	(13,693,337)	—	—	—	(13,693,337)
Paid in capital – restricted stock awards	—	—	121,704	—	—	121,704
Cash dividends ($0.02 per share)	—	—	—	—	(137,865)	(137,865)
BALANCE AT JUNE 30, 2021	$8,334,785	$(24,881,178)	$30,125,166	$(7,203,342)	$56,566,844	$62,942,275
Net earnings	—	—	—	—	13,177,614	13,177,614
Other comprehensive income	—	4,227,185	—	—	—	4,227,185
Issuance of restricted stock	6,000	—	(6,000)	—	—	—
Paid in capital – restricted stock awards	—	—	126,037	—	—	126,037
Cash dividends ($0.02 per share)	—	—	—	—	(138,110)	(138,110)
BALANCE AT SEPTEMBER 30, 2021	$8,340,785	$(20,653,993)	$30,245,203	$(7,203,342)	$69,606,348	$80,335,001
Net loss	—	—	—	—	(2,961,833)	(2,961,833)
Other comprehensive income	—	13,795,418	—	—	—	13,795,418
Issuance of restricted stock	4,190	—	(4,190)	—	—	—
Paid in capital – restricted stock awards	—	—	128,194	—	—	128,194
Repurchase of shares	—	—	—	(102,075)	—	(102,075)
Cash dividends ($0.02 per share)	—	—	—	—	(138,024)	(138,024)
BALANCE AT DECEMBER 31, 2021	$8,344,975	$(6,858,575)	$30,369,207	$(7,305,417)	$66,506,491	$91,056,681

NOTE M — OTHER COMPREHENSIVE INCOME

The following table summarizes the tax effects on each component of Other Comprehensive Income (Loss) for the periods presented:

	Three Months Ended December 31, 2022
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$882,720	$(213,266)	$669,454
Other comprehensive income (loss)	$882,720	$(213,266)	$669,454

	Three Months Ended December 31, 2021
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$18,190,160	$(4,394,742)	$13,795,418
Other comprehensive income (loss)	$18,190,160	$(4,394,742)	$13,795,418

	Nine Months Ended December 31, 2022
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$12,423,000	$(3,001,396)	$9,421,604
Other comprehensive income (loss)	$12,423,000	$(3,001,396)	$9,421,604

	Nine Months Ended December 31, 2021
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$5,708,420	$(1,379,154)	$4,329,266
Other comprehensive income (loss)	$5,708,420	$(1,379,154)	$4,329,266

NOTE N — EARNINGS PER SHARE

Basic and dilutive net earnings per share is computed based on the following information:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Numerator (basic and diluted)
Net earnings (loss)	$1,375,893	$(2,961,833)	$15,031,175	$21,527,578
Less: Allocation to unvested restricted stock units	18,656	5,992	240,482	966,761
Net earnings (loss) attributable to common shareholders	$1,357,237	$(2,967,825)	$14,790,693	$20,560,817

Denominator (basic and diluted)
Weighted average common shares outstanding	7,275,212	6,610,204	7,196,452	6,593,343

For the three and nine month periods ended December 31, 2022 and 2021, the Company allocated dividends and undistributed earnings to the unvested restricted stock units.

As the restricted stock qualifies as participating securities, the following restricted stock units were not accounted in the computation of weighted average diluted common shares outstanding under the two-class method:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Restricted Stock Units	56,621	239,485	48,510	232,601

NOTE O — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of approximately $1,316,000 during the nine months ended December 31, 2022 and $154,000 during the nine months ended December 31, 2021. The Company paid income taxes of approximately $428,000 during the nine months ended December 31, 2022 and paid income taxes of approximately $7,487,000, net of a tax refund of approximately $423,000, during the nine months ended December 31, 2021. At  December 31, 2022, the “Machinery and equipment” balance on the Consolidated Balance Sheet includes non-cash investing activities of approximately $7,448,000 in accrued capital expenditures for the balance due related to the new Sinton, Texas facility. During the nine months ended December 31, 2022, the Company issued 516,041 shares of common stock as part of the Plateplus business combination resulting in non-cash investing activity of $4,783,700. During the three months ended December 31, 2022, there was a non-cash transaction of approximately $31,000 for the transfer of ownership of a life insurance policy maintained by the Company with respect to an officer from the Company to such officer upon his retirement.

NOTE P — INCOME TAXES

For the nine months ended December 31, 2022, the Company recorded an income tax provision of $4,639,272, or 23.6% of earnings before income taxes, compared to an income tax provision of $6,303,899, or 22.7% of earnings before income taxes for the nine months ended December 31, 2021. For the nine months ended December 31, 2022, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision. For the nine months ended December 31, 2021, the Company’s effective tax rate differed from the federal statutory rate due to a combination of the inclusion of state tax expenses in the provision and the exclusion of the non-taxable gain associated with forgiveness of the Company’s PPP Loan from the provision.

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

As discussed above, the Company commenced operations at its new facility in Sinton, Texas in October 2022 which is part of the coil product segment. The new facility is on the campus of Steel Dynamics, Inc.'s ("SDI") new flat roll steel mill in Sinton, Texas. The Company's new location consists of an approximately 70,000 square foot building located on approximately 26.5 acres leased from SDI under a 99-year agreement. The facility is equipped with one of the world’s largest stretcher leveler cut-to-length lines, capable of handling material up to 1” thick, widths up to 96” and yields exceeding 100,000 psi. The total cost of the project is estimated to be approximately $22.3 million. At December 31, 2022, the Company had paid approximately $14,826,000 related to the project and accrued approximately $7,448,000 to be paid during the three months ended March 31, 2023. The Company expects to fund the remainder of the Sinton capital expenditure through a combination of cash generated from operations and funds drawn under the ABL Facility. The Company expects the remainder of fiscal 2023 to be a ramp up period for the facility and then expects the facility’s annual shipments could be in the range of 110,000 tons to 140,000 tons for fiscal 2024.

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

Results of Operations

Nine Months Ended December 31, 2022 Compared to Nine Months Ended December 31, 2021

During the nine months ended December 31, 2022 (the “2022 period”), sales and costs of goods sold increased $213,212,315 and $227,153,057, respectively, and gross profit decreased $13,940,742 compared to the amounts recorded during the nine months ended December 31, 2021 (the “2021 period”). The increase in sales was primarily related to an increase in tons sold. Tons sold increased from approximately 147,500 tons in the 2021 period to approximately 335,000 tons in the 2022 period. The significant growth in sales volume was primarily related to the acquisition of facilities and inventory from Plateplus, Inc. which is discussed in more detail in Note B to the Company's Financial Statements. Discussion of the change in sales is expanded upon at the segment level in the following paragraphs. Gross profit decreased from $43,420,896 for the 2021 period to $29,480,154 for the 2022 period. Gross profit as a percentage of sales decreased from approximately 20.7% for the 2021 period to approximately 7.0% for the 2022 period. Gross profit for the 2022 period included $2,977,160 in recognized losses related to hedging activities while gross profit for the 2021 period included $12,317,960 in recognized net losses related to hedging activities. Excluding the recognized hedging losses, gross profit related to physical material as a percentage of sales was approximately 7.6% for the 2022 period compared to approximately 23.9% for the 2021 period.

Our operating results are significantly impacted by the market price of hot-rolled steel coil ("HRC"). The Company experienced significant volatility in steel price during both the 2022 period and the 2021 period. HRC prices were on a historic rise entering the 2021 period that continued until reaching an all-time high of approximately $1,950 per ton at the end of August 2021. These circumstances created a high margin environment during the 2021 period in a period of historically high steel prices. From September 2021 to February 2022, HRC prices declined approximately 52% until the Russian invasion of Ukraine triggered a sharp and abrupt increase. HRC prices increased approximately 60% from the beginning of March 2022 to the end of April 2022 and then declined approximately 60% until the middle of December 2022. In late November 2022 and December 2022, domestic steel producers announced price increases which caused HRC prices to increase at the end of the 2022 period. These circumstances created strong margins to start the 2022 period and then margin compression for the remainder of the 2022 period due to the prevailing downward trend in HRC price.

Coil Segment

Coil product segment sales for the 2022 period totaled $372,830,186 compared to $172,814,243 for the 2021 period. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales and any sales generated from processing of customer owned material. Coil segment sales for the 2022 period were reduced by $2,977,160 for the recognition of hedging related losses. Coil segment sales for the 2021 period were reduced by $20,920,640 for the recognition of hedging related losses. Sales generated from processing of customer owned material totaled $1,028,037 for the 2022 period compared to $1,013,801 for the 2021 period. Sales generated from coil segment inventory, excluding the impact of any hedging related gains or losses, totaled $374,779,309 for the 2022 period compared to $192,721,082 for the 2021 period. The average per ton selling price related to these shipments decreased from approximately $1,737 per ton in the 2021 period to approximately $1,222 per ton in the 2022 period. Inventory tons sold increased from approximately 111,000 tons in the 2021 period to approximately 306,500 tons in the 2022 period. The significant increase in sales volume was primarily attributable to the facilities and inventory acquired from Plateplus which account for approximately 170,000 tons of the 306,500 tons sold in the 2022 period. Coil segment operations recorded operating profits of approximately $15,684,000 and $33,497,000 for the 2022 period and 2021 period, respectively. The operating profit for the 2022 period includes recognized net losses on hedging activities of $2,977,160 while the 2021 period operating profit included recognized net losses on hedging activities of $10,511,300.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2022 period totaled $50,525,406 compared to $37,329,034 for the 2021 period. Sales increased due to an increase in the average selling price per ton, partially offset by a decline in the volume sold. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales. Tubular segment sales for the 2022 period were not impacted by any hedging related gains or losses. Tubular segment sales for the 2021 period were reduced by $2,030,220 for the recognition of hedging related losses. Sales generated from tubular segment inventory, excluding the impact of any hedging related gains or losses, totaled $50,525,406 for the 2022 period compared to $39,359,254 for the 2021 period. The average per ton selling price related to these shipments increased from approximately $1,074 per ton in the 2021 period to approximately $1,785 per ton in the 2022 period. Tons sold decreased from approximately 36,500 tons in the 2021 period to approximately 28,500 tons in the 2022 period. The decline in sales volume was primarily related to a decline in mill reject pipe sales partially offset by an increase in manufactured pipe sales. U.S. Steel's Lone Star Tubular Operations was the Company's sole source of supply for mill reject pipe. With U.S. Steel's idling of their Lone Star Operations, the Company's receipts of mill reject pipe ceased in August 2020 and the inventory balance started to decline steadily each quarter. The Company sold out of mill reject pipe during the quarter ended June 30, 2022. Mill reject pipe sales volume was approximately 1,000 tons for the 2022 period compared to approximately 19,500 tons for the 2021 period. Manufactured pipe sales volume was approximately 27,500 tons for the 2022 period compared to approximately 17,000 tons for the 2021 period. The average selling price increase was also primarily related to this shift in sales mix between manufactured pipe and mill reject pipe. The selling price associated with manufactured pipe is typically much higher than the selling prices associated with mill reject pipe. The Company will continue to focus on the expansion of its manufactured pipe operations to counteract the impact of mill reject pipe sales ending. The tubular segment recorded operating profits of approximately $6,136,000 and $3,951,000 for the 2022 period and 2021 period, respectively. The operating profit for the 2021 period included recognized net losses on hedging activities of $1,806,660 while the Company did not have any hedging related gains or losses affecting operating results for the 2022 period.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2022 period, general, selling and administrative costs increased $5,027,069 compared to the 2021 period. This increase is primarily associated with costs associated with the Plateplus transaction and increased personnel but partially offset by less incentive based compensation expense for the 2022 period. Cost for the 2022 period includes approximately $1.2 million of one-time expenses related to the Plateplus transaction. Cost for the 2022 period includes approximately $2.9 million of general, selling and administrative costs associated with the East Chicago and Granite City locations acquired from Plateplus and  approximately $1.4 million in personnel costs for additional sales, accounting, IT and corporate employees hired during the 2022 period.

Other Income

For the 2022 period, the Company reported other income of $7,349,916. This income consists primarily of a $7,325,860 gain on derivative instruments not designated for hedge accounting. For the 2021 period, the Company reported other loss of $4,801,121. This loss consists primarily of a loss of $6,498,040 on derivative instruments not designated for hedge accounting partially offset by a $1,706,614 gain associated with the forgiveness of the Company's Paycheck Protection Program loan.

Income Taxes

Income taxes decreased from a provision for the 2021 period of $6,303,899 to a provision for the 2022 period of $4,639,272. This decrease was primarily related to the lower earnings before income tax for the 2022 period but partially offset by the non-taxable treatment of the Paycheck Protection Program loan forgiveness which was recognized as part of earnings before income taxes for the 2021 period.

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

During the three months ended December 31, 2022 (the “2022 quarter”), sales, costs of goods sold and gross profit increased $60,204,150, $50,470,295 and $9,733,855, respectively, compared to the amounts recorded during the three months ended December 31, 2021 (the “2021 quarter”). The increase in sales was primarily related to an increase in tons sold. Tons sold increased from approximately 39,000 tons in the 2021 quarter to approximately 113,000 tons in the 2022 quarter. The significant growth in sales volume was related to the acquisition of facilities and inventory from Plateplus, Inc. which is discussed in more detail in Note B to the Company's Financial Statements. Discussion of the change in sales is expanded upon at the segment level in the following paragraphs. Gross margin improved from a loss of $3,604,021 for the 2021 quarter to a profit of $6,129,834 for the 2022 quarter. Gross margin as a percentage of sales improved from a negative margin of approximately 7.0% for the 2021 quarter to a positive margin of approximately 5.5% for the 2022 quarter. Gross margin for the 2022 quarter included $860,620 in recognized losses related to hedging activities while gross margin for the 2021 quarter included $14,716,860 in recognized net losses related to hedging activities. Excluding the recognized hedging gains and losses, gross profit related to physical material as a percentage of sales was approximately 6.2% for the 2022 quarter compared to approximately 16.7% for the 2021 quarter.

Our operating results are significantly impacted by the market price of hot-rolled steel coil ("HRC"). Entering the 2022 quarter, HRC prices had seen an overall declining trend since April 2022. The downward trend continued until December 2022 when HRC prices stabilized and started increasing in response to price increase announcements from various domestic steel producers. The Company experienced lower physical margins during the 2022 quarter due to the declining HRC price environment. Physical margins for the 2021 quarter were declining after HRC prices reached an all-time high in August 2021 but were still at a historically higher level because margins declined from all-time high levels.

Coil Segment

Coil product segment sales for the 2022 quarter totaled $100,231,001 compared to $41,795,586 for the 2021 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales and any sales generated from processing of customer owned material. Coil segment sales for the 2022 quarter were reduced by $860,620 for the recognition of hedging related losses. Coil segment sales for the 2021 quarter were reduced by $13,169,420 for the recognition of hedging related losses. Sales generated from processing of customer owned material totaled $334,870 for the 2022 quarter compared to $354,876 for the 2021 quarter. Sales generated from coil segment inventory, excluding the impact of any hedging related gains or losses, totaled $100,756,751 for the 2022 quarter compared to $54,610,130 for the 2021 quarter. The average per ton selling price related to these shipments decreased from approximately $1,899 per ton in the 2021 quarter to approximately $949 per ton in the 2022 quarter. Inventory tons sold increased from approximately 29,000 tons in the 2021 quarter to approximately 106,000 tons in the 2022 quarter. The significant increase in sales volume was primarily attributable to the facilities acquired from Plateplus which account for approximately 51,500 tons of the 106,000 tons sold in the 2022 quarter. Coil segment operations recorded an operating profit of approximately $3,259,000 for the 2022 quarter compared to an operating loss of approximately $4,032,000 for the 2021 quarter. The operating profit for the 2022 quarter includes recognized net losses on hedging activities of $860,620 while the 2021 quarter operating loss included recognized net losses on hedging activities of $13,120,220.

The Company’s coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2022 quarter totaled $11,629,092 compared to $9,860,357 for the 2021 quarter. Sales increased due to an increase in the average selling price per ton, offset by a decrease in tons sold. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales. Tubular segment sales for the 2022 quarter were not impacted by any hedging related gains or losses. Tubular segment sales for the 2021 quarter were reduced by $1,596,640 for the recognition of hedging related losses. Sales generated from tubular segment inventory, excluding the impact of any hedging related gains or losses, totaled $11,629,092 for the 2022 quarter compared to $11,456,997 for the 2021 quarter. The average per ton selling price related to these shipments increased from approximately $1,111 per ton in the 2021 quarter to approximately $1,648 per ton in the 2022 quarter. Tons sold decreased from approximately 10,500 tons in the 2021 quarter to approximately 7,000 tons in the 2022 quarter. The decline in sales volume was primarily related to a decline in mill reject pipe sales partially offset by an increase in manufactured pipe sales. U.S. Steel's Lone Star Tubular Operations was the Company's sole source of supply for mill reject pipe. With U.S. Steel's idling of their Lone Star Operations, the Company's receipts of mill reject pipe ceased in August 2020 and the inventory balance started to decline steadily each quarter. The Company sold out of mill reject pipe during the quarter ended June 30, 2022. Mill reject pipe sales were approximately 6,000 tons for the 2021 quarter. All of the 2022 quarter's sales volume of approximately 7,000 tons was from manufactured pipe sales compared to approximately 4,500 tons for the 2021 period. The average selling price increase was also primarily related to this shift in sales mix between manufactured pipe and mill reject pipe. The selling price associated with manufactured pipe is typically much higher than the selling prices associated with mill reject pipe. The Company will continue to focus on the expansion of its manufactured pipe operations to counteract the impact of mill reject pipe sales ending. The tubular segment recorded operating profit of approximately $692,000 for the 2022 quarter compared to an operating loss of approximately $647,000 for the 2021 quarter. The operating loss for the 2021 quarter included recognized net losses on hedging activities of $1,596,640 while the Company did not have any hedging related gains or losses affecting operating results for the 2022 quarter.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2022 quarter, general, selling and administrative costs increased $2,706,608 compared to the 2021 quarter. This increase is due primarily to increased payroll expenses associated with the additional sales, purchasing and administrative personnel that converted to Friedman employment after the Plateplus transaction, increased professional fees, increased insurance expenses, increased IT expenses and increased incentive related compensation. Approximately $600,000 of the increase is associated with the East Chicago and Granite City locations acquired from Plateplus and approximately $900,000 of the increase is associated with other additional sales, accounting, IT and corporate personnel employed during the 2022 quarter. In addition to these amounts, accrued incentive based compensation was approximately $400,000 higher for the 2022 quarter compared to the 2021 quarter.

Other Income

For the 2022 quarter, the Company reported other income of $826,039. This income consists primarily of a $822,200 gain on derivative instruments not designated for hedge accounting. For the 2021 quarter, the Company reported other income of $1,727,134. This income consists primarily of a $1,721,700 gain on derivative instruments not designated for hedge accounting.

Income Taxes

Income taxes increased from a benefit for the 2021 quarter of $967,681 to a provision for the 2022 quarter of $431,579. The increase in the provision for income taxes is primarily associated with the higher earnings before income taxes for the 2022 quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s current ratio was 3.1 at December 31, 2022 and 2.1 at March 31, 2022. Working capital was $99,834,426 at December 31, 2022 and $64,551,208 at March 31, 2022.

During the nine months ended December 31, 2022, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business and due to the transaction with Plateplus described in Note B. Accounts receivable and inventories increased significantly due primarily to the Plateplus transaction. Cash and restricted cash decreased primarily due to the Plateplus acquisition investing activities partially offset by cash generated from the Company's operating activities and by cash provided from the Company's credit facility. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

In June 2021, the Small Business Administration authorized full forgiveness of the Company's Paycheck Protection Program loan.

On April 29, 2022, the Company entered into a Second Amendment to its asset-based lending facility ("ABL Facility") provided by JPMorgan Chase Bank, N.A. The Second Amendment increased the revolving loans available under the ABL facility from an aggregate principal amount of up to $75 million to an aggregate principal amount of up to $150 million. The ABL Facility matures on May 19, 2026 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.8% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 15% of the revolving commitment or $22.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased by up to an aggregate of $25 million, in minimum increments of $5 million. On July 6, 2022, the Company entered into a Third Amendment to the ABL Facility. The Third Amendment to the ABL Facility provides for the syndication of the asset based revolving loans available thereunder with BMO Harris Bank, N.A. ("BMO") with JPMorgan Chase Bank serving as the arranging agent (the "Agent"). The Third Amendment also amends provisions of the ABL Facility authorizing the Agent to make protective advances under the ABL Facility and adds a covenant requiring each of the Company and its subsidiaries to maintain the Agent as its principal depository bank. In connection with the Third Amendment, the Company also entered into a Revolving Note payable to BMO in a principal amount of up to $50 million establishing BMO as a one-third syndicated participant in the Company's ABL facility. At December 31, 2022, the Company had a balance of $44,510,967 under the ABL Facility with an applicable interest rate of 6.5%. At December 31, 2022, the Company's applicable borrowing base calculation supported access to approximately $99 million of the ABL Facility. As of the filing date of this Form 10-Q, the Company had borrowings of approximately $44 million outstanding under the ABL Facility and the Company's most recent borrowing base calculation provided access to approximately $100 million of the ABL Facility.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 12 months.

DERIVATIVE CONTRACTS

From time to time, the Company may use futures contracts to partially manage exposure to commodity price risk. The Company elects hedge accounting for some of its derivatives and classifies the transactions as either cash flow hedges or fair value hedges. From time to time, the Company may also transact futures contracts where hedge accounting is not elected. The Company recognized losses related to derivatives designated for hedge accounting of $860,620 and $2,977,160 for the three month and nine month periods ended December 31, 2022. For derivatives not designated for hedge accounting, the Company recognized gains of $822,200 and $7,325,860 for the three month and nine month periods ended December 31, 2022. See Note H for further information.

OUTLOOK

The Company expects sales volume of approximately 115,000 tons to 125,000 tons for its fourth quarter of fiscal 2023. The fourth quarter volume expectation is higher than the third quarter due primarily to increasing sales volume at the new Sinton, Texas facility and the third quarter volume being impacted by holidays and fewer shipping days. The Company expects margin improvement during the fourth quarter. From November 2022 to February 2023, four rounds of hot-rolled coil price increases were announced by multiple domestic steel producers. The Company expects margin improvement during the fourth quarter due to the rising price environment.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because the Company has not yet completed its remediation of the material weaknesses previously identified and disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 and because the Company's Form 10-K for the fiscal year ended March 31, 2022 and Form 10-Q's for the three months ended June 30, 2022 and the three and six months ended September 30, 2022 were not filed timely.

Notwithstanding the identified material weaknesses, the Company's management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition and results of operations for the three month and nine month periods ended December 31, 2022 and 2021 in accordance with U.S. Generally Accepted Accounting Principles.

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

Changes in Internal Controls over Financial Reporting

Except as discussed above, there were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended December 31, 2022

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

FRIEDMAN INDUSTRIES, INCORPORATED

Date: February 9, 2023	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)