Form 10-K
period 2023-03-31
FRIEDMAN INDUSTRIES INC
filed 2023-07-14
CIK 39092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2023

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED
(Exact name of registrant as specified in its charter)

Texas	74-1504405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1121 Judson Road Suite 124, Longview, TX	75601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (903) 758-3431

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1 Par Value	FRD	NYSE American

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
Yes  ☐                 No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐                 No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 2022 (based upon the closing price on the NYSE American on September 30, 2022) was approximately $49.1 million.

The number of shares of the registrant’s Common Stock outstanding at July 14, 2023 was 7,375,588 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 2023 — Part II.

PART I

Item 1.   Business

General

Friedman Industries, Incorporated (the “Company”), a Texas corporation incorporated in 1965, is a manufacturer and processor of steel products and operates in two reportable segments: coil products and tubular products. Significant financial information relating to the Company’s business segments for the last two years is contained in Note 13of the Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2023, which financial statements are incorporated herein by reference in Item 8 hereof.

Coil Products

The coil product segment consists of the operation of five hot-rolled coil processing facilities located in Hickman, Arkansas; Decatur, Alabama; East Chicago, Indiana; Granite City, Illinois and Sinton, Texas. The facilities in Granite City and East Chicago were acquired on April 30, 2022 from Plateplus, Inc ("Plateplus"). More information about the Plateplus transaction can be found in Note 2 of the Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2023. The facility in Sinton is a newly constructed facility that commenced operations during October 2022. The Hickman, Granite City and East Chicago facilities operate temper mills and cut-to-length lines. The Decatur and Sinton facilities operate stretcher leveler cut-to-length lines. The equipment at all locations improve the flatness and surface quality of the coils and cut the coils into sheet and plate of prescribed lengths. On a combined basis, the facilities are capable of cutting sheet and plate with thicknesses ranging from 16 gauge to 1” thick in widths ranging from 36” wide to 96” wide. The vast majority of the coil product segment's revenue is generated from sales of Company owned inventory but the segment also generates revenue from the processing or storage of customer owned coils on a fee basis.

The coil processing facilities are substantially similar with respect to products produced. The Company makes shipments of coil products based on which facility offers the desired product or, if the product is available at multiple facilities, based on other factors, such as customer location, freight conditions and the ability of the facility to fulfill the order on a timely basis. Coil products are sold on a wholesale, rapid-delivery basis in competition with other processors of hot-rolled steel coils. Shipments are made via unaffiliated truckers or by rail.

The coil segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Products

The tubular product segment consists of the Company’s Texas Tubular Products division (“TTP”) located in Lone Star, Texas. TTP operates two electric resistance welded pipe mills with a combined outside diameter (“OD”) size range of 2 3/8” OD to 8 5/8” OD. Both pipe mills are American Petroleum Institute (“API”) licensed to manufacture line pipe and oil country pipe and also manufacture pipe for structural purposes that meets other recognized industry standards. TTP has a pipe finishing facility capable of applying threads and couplings to oil country tubular goods and performing other services that are customary in the pipe finishing process. The pipe finishing facility is currently idled. All of the tubular segment's revenue is generated from sales of Company owned inventory.

TTP purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Marketing

The following table sets forth the approximate percentage of total sales contributed by each group of products and services during each of the Company’s last two fiscal years:

Product and Service Groups	Fiscal 2023	Fiscal 2022
Coil Products	89%	81%
Tubular Products	11%	19%

Coil Products.  The Company sells coil products and processing or storage services to approximately 520 customers located primarily in the midwestern, southwestern and southeastern regions of the United States. The Company’s principal customers for these products and services are steel distributors and customers manufacturing steel products such as steel buildings, railroad cars, barges, tanks and containers, trailers, component parts and other fabricated steel products. In fiscal years 2023 and 2022, sales of coil products to O'Neal Steel accounted for approximately 15% and 11% of the Company's total sales, respectively. No other individual coil products customer accounted for 10% or more of the Company's total sales for either of the two fiscal years.

The Company sells all of its coil products through its own sales force. At March 31, 2023, the sales force was comprised of the Vice President of Sales – Coil Divisions and 23 sales personnel.

Tubular Products.  The Company sells its tubular products nationally to approximately 95 customers. The Company’s principal customers for these products are steel and pipe distributors. In fiscal years 2023 and 2022, no individual tubular customer accounted for 10% or more of the Company’s total sales.

The Company sells all of its tubular products through its own sales force. At March 31, 2023, the sales force was comprised of the Vice President and General Manager – Tubular Division and two sales personnel.

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

Human Capital

Employee Base

At March 31, 2023, the Company had 234 full-time employees and 1 part-time employee, of which 59 were salaried and 176 were hourly wage earners. At March 31, 2022, the Company had 98 full-time employees and 1 part-time employee, of which 22 were salaried and 77 were hourly wage earners. All of the Company's employees are based in the United States.

Talent Management and Diversity

The Company's success and growth depend in large part on our ability to attract, develop, and retain a diverse population of talented employees at all levels of our organization. Our goal is to foster an inclusive and respectful work environment where employees are comfortable to express ideas and openly communicate throughout the organization with the goal of continuously improving our company. Our compensation programs are designed to ensure that we attract and retain the right talent and are focused on rewarding employees based on their individual performance as well as company performance that is made possible by their efforts. Our employee benefits programs are structured to provide competitive benefits that are effective in attracting and retaining talent and that address the needs of a diverse employee base.

Safety and Wellness

The health and safety of our workforce is fundamental to the success of our company. We have established policies and work procedures aimed at ensuring the safety of our employees. We seek to have our employees actively engaged in the safety process through initial trainings and ongoing regular meetings. We believe safety is a shared responsibility of everyone within our organization. The Company recognizes the importance of our employees' wellness and provides industry leading benefit programs and employee policies that help ensure employees' physical, mental and work-life balance needs are met.

Executive Officers of the Company

The following table sets forth as of March 31, 2023, for each executive officer of the Company, the name, age, officer positions and arrangements with other persons regarding his selection as an officer, if any, and the period during which such officer has served in such capacity:

Name	Age	Position, Offices with the Company and Other Arrangements, if any
Michael J. Taylor	64
President and Chief Executive Officer since September 2019; formerly Interim President and Interim Chief Executive Officer since February 2019; Chairman of the Board of Directors since June 2017; member of the Board of Directors since December 2016

Alex LaRue	37
Chief Financial Officer – Secretary and Treasurer since March 2018; formerly Vice President — Secretary and Treasurer since 2014; formerly Assistant Vice President — Secretary and Treasurer since 2013; formerly Controller — Texas Tubular Products since 2011

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The principal real properties of the Company are described in the following table:

Location	Approximate Size	Ownership
Lone Star, Texas
Plant — Texas Tubular Products	161,000 sq. feet	Owned(1)
Offices — Texas Tubular Products	12,200 sq. feet	Owned(1)
Land — Texas Tubular Products	122.4 acres	Owned(1)
Longview, Texas
Offices	5,100 sq. feet	Leased(2)
Hickman, Arkansas
Plant and Warehouse — Coil Products	64,600 sq. feet	Owned(1)
Offices — Coil Products	2,500 sq. feet	Owned(1)
Land — Coil Products	26.2 acres	Owned(1)
Decatur, Alabama
Plant and Warehouse — Coil Products	48,000 sq. feet	Owned(1)
Offices — Coil Products	2,000 sq. feet	Owned(1)
Land — Coil Products	47.3 acres	Owned(1)
Sinton, Texas
Plant and Warehouse	70,000 sq. feet	Leasehold Improvement (3)
Offices — Coil Products	3,100 sq. feet	Leasehold Improvement (3)
Land — Coil Products	26.5 acres	Leased (3)
East Chicago, Indiana
Plant and Warehouse	150,900 sq. feet	Owned (1)
Offices — Coil Products	3,200 sq. feet	Owned (1)
Land — Coil Products	5.0 acres	Owned (1)
Granite City, Illinois
Plant and Warehouse	321,000 sq. feet	Leasehold Improvement (4)
Offices — Coil Products	4,400 sq. feet	Leasehold Improvement (4)
Land — Coil Products	31.1 acres	Leased(4)

(1)	All of the Company’s owned real properties, plants and offices are held in fee and are not subject to any mortgage or deed of trust.
(2)	The office lease is with a non-affiliated party, expires on April 30, 2024, and requires a monthly rental payment by the Company of approximately $5,000.
(3)	The associated lease is a 99 year lease with Steel Dynamics Inc. that calls for an annual rental payment of $1 and has an expiration date of February 19, 2120.
(4)	The associated lease is with America's Central Port District and was assigned to the Company during the acquisition of this facility. The lease expires on August 31, 2023 and requires a quarterly rental payment of approximately $19,000. The Company is in the process of extending this lease.

Item 3.  Legal Proceedings

The Company is not, and during fiscal year 2023 was not, a party to, nor is its property the subject of, any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded principally on the NYSE – American (Symbol: FRD).

Reference is hereby made to the sections of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2023, entitled “Description of Business — Range of High and Low Sales Prices of Common Stock” and “Description of Business — Cash Dividends Declared Per Share of Common Stock”, which sections are hereby incorporated herein by reference.

The approximate number of shareholders of record of Common Stock of the Company as of April 28, 2023 was 170. Because many of the Company’s common shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of individual shareholders represented by these record holders.

Item 6.  Selected Financial Data

Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2023, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and notes thereto of the Company included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2023, are hereby incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2023 and 2022

Consolidated Statements of Operations — Years ended March 31, 2023 and 2022

Consolidated Statements of Comprehensive Income — Years ended March 31, 2023 and 2022

Consolidated Statements of Stockholders’ Equity — Years ended March 31, 2023 and 2022

Consolidated Statements of Cash Flows — Years ended March 31, 2023 and 2022

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The following supplementary schedule for the Company for the years ended March 31, 2023 and 2022, is incorporated herein by reference above in this Item 8 from the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2023.

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the U.S. Securities and Exchange Commission (the “SEC”) are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Information with respect to Item 9A is hereby incorporated herein by reference from the sections of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2023, entitled “Evaluation of Disclosure Controls and Procedures” and “Management's Report on Internal Control Over Financial Reporting”.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Except as otherwise set forth below, information with respect to Item 10 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2023 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2023 fiscal year.

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

Item 11.  Executive Compensation

Information with respect to Item 11 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2023 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2023 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The disclosure required pursuant to Item 201(d) of Regulation S-K is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2023 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2023 fiscal year.

Additional information with respect to Item 12 regarding equity compensation plan information relating to the Company is hereby incorporated herein by reference from Note 3 — Equity Compensation Plans and Capital Stock included in the Notes to Consolidated Financial Statements of the Company included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2023.

Security Ownership Information

The additional information with respect to Item 12 regarding the security ownership of certain beneficial owners and management, and related matters, is hereby incorporated herein by reference from the Company’s proxy statement in respect to the 2023 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2023 fiscal year.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information with respect to Item 13 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2023 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2023 fiscal year.

Item 14.  Principal Accountant Fees and Services

Information with respect to Item 14 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2023 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2023 fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents included in this report

1. Financial Statements

The following financial statements and notes thereto of the Company are included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2023, which is incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2023 and 2022

Consolidated Statements of Operations — Years ended March 31, 2023 and 2022

Consolidated Statements of Comprehensive Income — Years ended March 31, 2023 and 2022

Consolidated Statements of Stockholders’ Equity — Years ended March 31, 2023 and 2022

Consolidated Statements of Cash Flows — Years ended March 31, 2023 and 2022

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.  Financial Statement Schedules

The following financial statement schedule is included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2023, which is incorporated herein by reference:

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

3.3	—	Amended and Restated Bylaws of the Company, as amended on November 8, 2021 (incorporated by reference from Exhibit 3.3 to the Company’s Form 10-Q filed on November 19, 2021).

10.1	—	Friedman Industries, Incorporated 2016 Restricted Stock Plan (incorporated by reference from Exhibit 4.2 to the Company’s Form S-8 filed on December 21, 2016).

10.2	—	Form of Friedman Industries, Incorporated Restricted Stock Award Agreement (incorporated by reference from Exhibit 4.3 to the Company’s Form S-8 filed on December 21, 2016).

10.3	—	First Amendment to the Friedman Industries, Incorporated 2016 Restricted Stock Plan (incorporated by reference from Appendix C to the Company’s Form DEF 14A filed on July 26, 2019).

10.4	—	Amended and Restated Credit Agreement dated May 19, 2021 (incorporated by reference from Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended March 31, 2021 filed on July 7, 2021).

10.5	—	Pledge and Security Agreement dated May 19, 2021 (incorporated by reference from Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended March 31, 2021 filed on July 7, 2021).

10.6	—	First Amendment to Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended March 31, 2022 filed on August 2, 2022).

10.7	—	Second Amendment to Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended March 31, 2022 filed on August 2, 2022).

10.8	—	Lease Assignment and Assumption Agreement for Parcel 1-A and Parcel 4 of Granite City, Illinois Property (incorporated by reference from Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended March 31, 2022 filed on August 2, 2022).

10.9	—	Lease Assignment and Assumption Agreement for Parcel 1-B of Granite City, Illinois Property (incorporated by reference from Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended March 31, 2022 filed on August 2, 2022).

10.10	—	Lease Assignment and Assumption Agreement for Parcel 5 of Granite City, Illinois Property (incorporated by reference from Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended March 31, 2022 filed on August 2, 2022).

10.11	—	Third Amendment to Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended March 31, 2022 filed on August 2, 2022).

**13.1	—	The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2023.

**14.1	—	Friedman Industries, Incorporated Code of Conduct and Ethics.

**21.1	—	List of Subsidiaries.

**23.1	—	Consent of Moss Adams LLP.

**31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

**31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

**32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

**32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

**101.INS	—	Inline XBRL Instance Document.

**101.SCH	—	Inline XBRL Taxonomy Schema Document.

**101.CAL	—	Inline XBRL Calculation Linkbase Document.

**101.DEF	—	Inline XBRL Definition Linkbase Document.

**101.LAB	—	Inline XBRL Label Linkbase Document.

**101.PRE	—	Inline XBRL Presentation Linkbase Document.

**104	—	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

By:	/S/ MICHAEL J. TAYLOR
Michael J. Taylor
President and Chief Executive Officer

Dated: July 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Friedman Industries, Incorporated in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL J. TAYLOR	President and Chief Executive Officer and	July 14, 2023
Michael J. Taylor	Director (Principal Executive Officer)

/S/ ALEX LARUE	Chief Financial Officer — Secretary and	July 14, 2023
Alex LaRue	Treasurer (Principal Financial Officer
and Principal Accounting Officer)

/S/ DURGA D. AGRAWAL	Director	July 14, 2023
Durga D. Agrawal

/S/ MAX REICHENTHAL	Director	July 14, 2023
Max Reichenthal

/S/ SANDY SCOTT	Director	July 14, 2023
Sandy Scott

/S/ JOEL SPIRA	Director	July 14, 2023
Joel Spira

/S/ TIM STEVENSON	Director	July 14, 2023
Tim Stevenson

/S/ SHARON TAYLOR	Director	July 14, 2023
Sharon Taylor

/S/ JOE L. WILLIAMS	Director	July 14, 2023
Joe L. Williams