Form 10-Q
period 2023-06-30
FRIEDMAN INDUSTRIES INC
filed 2023-08-14
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

At August 14, 2023, the number of shares outstanding of the issuer’s only class of stock was 7,375,282 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

(In thousands, except for share data)

	JUNE 30, 2023	MARCH 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$4,823	$2,992
Accounts receivable, net of allowances for bad debts of $183 at both June 30, and March 31, 2023	46,775	49,367
Inventories	101,146	86,246
Current portion of derivative assets	243	536
Other current assets	3,104	4,515
TOTAL CURRENT ASSETS	156,091	143,656
PROPERTY, PLANT AND EQUIPMENT:
Land	1,670	1,670
Buildings and yard improvements	28,558	28,550
Machinery and equipment	50,988	51,001
Construction in process	1,598	1,167
Less accumulated depreciation	(29,179)	(28,455)
	53,635	53,933
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	432	453
Operating lease right-of-use asset	1,244	1,270
TOTAL ASSETS	$211,402	$199,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$35,988	$36,847
Income taxes payable	2,831	774
Dividends payable	148	148
Contribution to retirement plan	—	350
Employee compensation and related expenses	2,980	4,650
Current portion of financing lease	107	107
Current portion of derivative liability	963	2,212
TOTAL CURRENT LIABILITIES	43,017	45,088
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	98	96
DEFERRED INCOME TAX LIABILITY	4,442	4,357
OTHER NON-CURRENT LIABILITIES	1,178	1,222
ASSET BASED LENDING FACILITY	39,298	33,117
TOTAL LIABILITIES	88,033	83,880
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1: Authorized shares — 10,000,000; Issued shares — 8,868,716 shares at June 30, and March 31, 2023	8,869	8,869
Additional paid-in capital	35,083	35,005
Accumulated other comprehensive loss	—	(317)
Treasury stock at cost (1,493,128 shares at June 30, and March 31, 2023)	(7,778)	(7,778)
Retained earnings	87,195	79,653
TOTAL STOCKHOLDERS’ EQUITY	123,369	115,432
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$211,402	$199,312

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except per share data)

	THREE MONTHS ENDED
	JUNE 30,
	2023	2022
Net Sales	$137,298	$161,803
Costs and expenses:
Costs of products sold	120,969	143,131
Selling, general and administrative	5,972	6,353
	126,941	149,484
EARNINGS FROM OPERATIONS	10,357	12,319
Gain on economic hedges of risk	430	2,754
Interest expense	(540)	(429)
Other income	6	13
EARNINGS BEFORE INCOME TAXES	10,253	14,657
Provision for (benefit from) income taxes:
Current	2,580	3,488
Deferred	(17)	(15)
	2,563	3,473
NET EARNINGS	$7,690	$11,184

Net earnings per share:
Basic	$1.04	$1.55
Diluted	$1.04	$1.55
Cash dividends declared per common share	$0.02	$0.02

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

(In thousands)

	THREE MONTHS ENDED
	JUNE 30,
	2023	2022
Net earnings	$7,690	$11,184
Other comprehensive income:
Cash flow hedges, net of tax	317	7,174
	317	7,174
Comprehensive income	$8,007	$18,358

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In thousands)

	THREE MONTHS ENDED JUNE 30,
	2023	2022
OPERATING ACTIVITIES
Net earnings	$7,690	$11,184
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	771	531
Deferred taxes	(17)	(15)
Compensation expense for restricted stock	78	73
Change in postretirement benefits	2	3
Gain recognized on open derivatives not designated for hedge accounting	(956)	(687)
Deferred realized gain (loss) on derivatives designated for hedge accounting	418	(1,451)
Decrease (increase) in operating assets, net of amounts acquired in business combination:
Accounts receivable	2,592	(40,809)
Inventories	(14,900)	21,613
Federal income taxes recoverable	—	1,404
Other current assets	553	584
Increase (decrease) in operating liabilities, net of amounts acquired in business combination:
Accounts payable and accrued expenses	(851)	(17,284)
Income taxes payable	2,057	1,576
Contribution to retirement plan	(350)	(75)
Employee compensation and related expenses	(1,670)	2,008
NET CASH USED IN OPERATING ACTIVITIES	(4,583)	(21,345)
INVESTING ACTIVITIES
Plateplus business combination	—	(71,720)
Purchase of property, plant and equipment	(450)	(2,812)
Increase in cash surrender value of officers’ life insurance	(2)	(3)
NET CASH USED IN INVESTING ACTIVITIES	(452)	(74,535)
FINANCING ACTIVITIES
Debt issuance cost	—	(240)
Cash dividends paid	(148)	(147)
Cash paid for principal portion of finance lease	(26)	(26)
Cash paid for share repurchases	—	(29)
Asset based lending facility proceeds	6,181	83,930
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,007	83,488
INCREASE (DECREASE) IN CASH AND RESTRICED CASH	972	(12,392)
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,386	16,122
CASH AND RESTRICTED CASH AT END OF PERIOD	$6,358	$3,730

Cash and restricted cash at June 30, 2023 and March 31, 2023 included approximately $1.5 million and $2.4 million, respectively, of cash required to collateralize open derivative positions. These amounts are reported in "Other current assets" on the Company's consolidated balance sheets at June 30, 2023 and March 31, 2023. The Company had approximately $1.3 million in restricted cash at June 30, 2022.

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes of Friedman Industries, Incorporated (the “Company”) included in its annual report on Form 10-K for the year ended March 31, 2023.

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

Reclassifications

The unaudited condensed consolidated financial statements for the previous year may include certain reclassifications to conform to the current presentation. To conform with the current year presentation, “Interest expense” on the unaudited condensed consolidated statements of operations was moved below the calculation of "Earnings From Operations". To conform with the current year presentation, a gain of approximately $2.8 million reported in the prior year as a component of "Other income, net" on the unaudited condensed consolidated statement of operations was moved to the line item "Gain on economic hedges of risk". These reclassifications had no impact on previously reported net earnings or stockholder's equity.

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

The Transaction resulted in the Company acquiring the assets noted above, for a total consideration of $76.5 million, of which $71.7 million was cash consideration and $4.8 million related to 516,041 shares of the Company's common stock issued to the Seller. The fair value of the 516,041 shares issued was determined based on the closing market price of the Company’s common stock on April 29, 2022, the last trading day prior to the Acquisition Date. The Transaction was funded with net borrowings of $71.9 million made under the Company's asset-based lending facility ("ABL Facility") provided by JPMorgan Chase Bank.

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

Fair value of assets acquired and liabilities assumed (in thousands)
Inventory	$77,546
Property, plant and equipment	18,022
Operating lease right-of-use asset	1,237
Accounts payable	(19,065)
Operating lease liability	(1,237)
Total	$76,503

The Company recorded one-time transaction specific costs of approximately $0.8 million in the three months ended June 30, 2022 as a component of "Selling, general and administrative" expenses on the condensed consolidated statement of operations.

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

A summary of inventory values by product group follows (in thousands):

	June 30, 2023	March 31, 2023
Prime Coil Inventory	$87,209	$75,917
Non-Standard Coil Inventory	449	278
Tubular Raw Material	7,955	5,193
Tubular Finished Goods	5,533	4,858
	$101,146	$86,246

Tubular raw material inventory consists of hot-rolled steel coils that the Company will manufacture into pipe. Tubular finished goods inventory consists of pipe the Company has manufactured.

NOTE D – DEBT

         The Company has a $150 million asset-based lending facility ("ABL Facility") in place with JPMorgan Chase Bank, N.A. as the arranging agent and BMO Harris Bank, N.A. as a one-third syndicated participant. The ABL Facility matures on May 19, 2026 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.8% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 15% of the revolving commitment or $22.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve-month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased by up to an aggregate of $25 million, in minimum increments of $5 million. At  June 30, 2023, the Company had a balance of approximately $39.3 million under the ABL Facility with an applicable interest rate of 7.25%. At  June 30, 2023, the Company's applicable borrowing base calculation supported access to approximately $111.0 million of the ABL Facility.

The Company incurred debt issuance costs of approximately $0.4 million in connection with the ABL Facility. The Company recorded these debt issuance costs as non-current other assets and is amortizing these costs on an equal monthly basis over the remaining term of the ABL facility.

 NOTE E — LEASES

The Company was assigned an operating lease associated with the real property and leasehold improvements for the Granite City, IL facility acquired from Plateplus pursuant to the transaction disclosed in Note B. The current lease expires August 31, 2023 and the Company is in the process of renewing the lease. The lease calls for quarterly rental payments of approximately $19,000. The Company recognized an initial right-of-use ("ROU") asset and lease liability of approximately $1.2 million during the June 30, 2022 quarter related to this lease. The anticipated renewal of this lease is included in the ROU asset and lease liability calculation. The Company’s lease of its office space in Longview, Texas is the only other operating lease included in the Company's ROU assets and lease liabilities. The lease calls for monthly rent payments of approximately $5,000 and expires on April 30, 2024. The Company’s other operating leases for items such as IT equipment and storage space are either short-term in nature or immaterial.

In October 2019, the Company acquired a new heavy-duty forklift under a 5-year finance lease arrangement with a financed amount of approximately $0.5 million and a monthly payment of approximately $9,000.

The components of expense related to leases for the three months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended
	June 30,
	2023	2022
Finance lease – amortization of ROU asset	$26	$26
Finance lease – interest on lease liability	1	1
Operating lease expense	34	27
	$61	$54

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of June 30, 2023 and March 31, 2023 (in thousands):

	June 30, 2023	March 31, 2023	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$1,244	$1,270	Operating lease right-of-use asset
Finance lease right-of-use asset	424	430	Property, plant & equipment
Total right-of-use assets	$1,668	$1,700
Liabilities
Operating lease liability, current	$94	$101	Accrued expenses
Finance lease liability, current	107	107	Current portion of finance lease
Operating lease liability, non-current	1,151	1,168	Other non-current liabilities
Finance lease liability, non-current	27	54	Other non-current liabilities
Total lease liabilities	$1,379	$1,430

As of June 30, 2023, the weighted-average remaining lease term was 19.4 years for operating leases and 1.3 years for finance leases. The weighted average discount rate was 2.6% for operating leases and 1.9% for finance leases.

Maturities of lease liabilities as of June 30, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases
Fiscal 2024 (remainder of fiscal year)	100	82
Fiscal 2025	80	54
Fiscal 2026	75	—
Fiscal 2027	75	—
Fiscal 2028 and beyond	1,237	—
Total undiscounted lease payments	$1,567	$136
Less: imputed interest	(322)	(2)
Present value of lease liability	$1,245	$134

NOTE F — PROPERTY, PLANT AND EQUIPMENT

In October 2022, the Company completed its new facility in Sinton, Texas, which is part of the flat-roll product segment (previously referred to as the coil product segment) at a total completed cost of approximately $22.2 million. The new facility is on the campus of Steel Dynamics, Inc.'s ("SDI") new flat roll steel mill in Sinton, Texas and consists of an approximately 70,000 square foot building located on approximately 26.5 acres leased from SDI under a 99-year agreement with an annual rental payment of $1. The facility is equipped with a stretcher leveler cut-to-length line that is capable of handling material up to 1” thick, widths up to 96” and yields exceeding 100,000 psi.

At June 30, 2023, the Company's construction in process balance of approximately $1.6 million consisted primarily of approximately $1.1 million associated with a project to upgrade a component of the Decatur, AL processing line. The total project is estimated to cost $2.1 million with completion expected during the March 31, 2024 quarter. The remaining construction in process balance is comprised of several smaller projects.

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

The following table summarizes the activity related to restricted stock units ("RSUs") for the three months ended June 30, 2023:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value Per Share
Unvested at March 31, 2023	100,366	$6.08
Cancelled or forfeited	—	—
Granted	—	—
Vested	—	—
Unvested at June 30, 2023	100,366	$6.08

The Company measures compensation expense for RSUs at the market price of the common stock as of the grant date. Compensation expense is recognized over the requisite service period applicable to each award. The Company recorded compensation expense of approximately $78,000 and $73,000 in the three months ended June 30, 2023 and 2022, respectively, relating to the RSUs issued under the Plan. As of June 30, 2023, unrecognized compensation expense related to unvested RSUs was approximately $0.2 million which is expected to be recognized over a weighted average period of approximately 1.2 years. As of June 30, 2023, a total of 122,485 shares were still available to be issued under the Plan.

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

At June 30, 2023 the Company did not have any hot-rolled coil futures contracts designated as hedging instruments and classified as cash flow hedges. At  March 31, 2023, the Company held hot-rolled coil futures contracts which were designated as hedging instruments and classified as cash flow hedges, as hedges of variable sales prices. Accordingly, realized and unrealized gains and losses associated with the instruments were reported as a component of other comprehensive income and reclassified into earnings during the period in which the hedged transaction affects earnings.

During the three month periods ended June 30, 2023 and 2022, the Company entered into hot-rolled coil futures contracts that were not designated as hedging instruments for accounting purposes. Accordingly, the change in fair value related to these instruments was immediately recognized in earnings for these periods.

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of June 30, 2023 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives not designated as hedging instruments:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts	Current portion of derivative assets	$243	Current portion of derivative liability	$963

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of March 31, 2023 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives not designated as hedging instruments:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts	Current portion of derivative assets	$536	Current portion of derivative liability	$2,212

All derivatives are presented on a gross basis on the Consolidated Balance Sheets.

At  June 30, 2023 and  March 31, 2023, the Company reported approximately $0.4 million and $1.6 million, respectively, in "Other current assets" on its Consolidated Balance Sheet related to futures contracts which were closed but were pending cash settlement.

The following table summarizes the pre-tax gain recognized in other comprehensive income and the loss reclassified from accumulated other comprehensive loss into earnings for derivative financial instruments designated as cash flow hedges for the periods presented (in thousands):

		Location of Loss	Pre- Tax Loss
	Pre-Tax Gain	Reclassified	Reclassified from
	Recognized in OCI	from AOCI into Net Earnings	AOCI into Net Earnings
For the three months ended June 30, 2023:
Hot-rolled coil steel contracts	$—	Sales	$(418)
Total	$—		$(418)

For the three months ended June 30, 2022:
Hot-rolled coil steel contracts	$8,833	Sales	$(626)
Total	$8,833		$(626)

The following table summarizes the gains recognized in earnings for derivative instruments not designated as hedging instruments during the three months ended June 30, 2023 (in thousands):

		Gain Recognized in Earnings
	Location of Gain	for the Three Months Ended
	Recognized in Earnings	June 30, 2023
Hot-rolled coil steel contracts	Gain on economic hedges of risk	$430

The following table summarizes the gains recognized in earnings for derivative instruments not designated as hedging instruments during the three months ended June 30, 2022 (in thousands):

		Gain Recognized in Earnings
	Location of Gain	for the Three Months Ended
	Recognized in Earnings	June 30, 2022
Hot-rolled coil steel contracts	Gain on economic hedges of risk	$2,754

The notional amount (quantity) of our derivative instruments not designated as hedging instruments at June 30, 2023 consisted of 22,180 tons of short positions with maturity dates ranging from July 2023 to December 2023.

The following tables reflect the change in accumulated other comprehensive income (loss), net of tax, for the periods presented (in thousands):

Gain (Loss) on
Derivatives
Balance at March 31, 2023	$(317)
Other comprehensive income, net of loss, before reclassification	—
Total loss reclassified from AOCI (1)	317
Net current period other comprehensive income	317
Balance at June 30, 2023	$—

(1) The loss reclassified from AOCI is presented net of tax benefits of approximately $0.1 million which are included in the provision for (benefit from) income taxes on the Company's Consolidated Statement of Operations for the three months ended June 30, 2023.

Gain (Loss) on
Derivatives
Balance at March 31, 2022	$(10,269)
Other comprehensive income, net of loss, before reclassification	6,699
Total loss reclassified from AOCI (1)	475
Net current period other comprehensive income	7,174
Balance at June 30, 2022	$(3,095)

(1) The loss reclassified from AOCI is presented net of tax benefits of approximately $0.2 million which are included in the provision for (benefit from) income taxes on the Company's Consolidated Statement of Operations for the three months ended June 30, 2022.

At  June 30, 2023 and  March 31, 2023, cash of approximately $1.5 million and $2.4 million, respectively, was held by our clearing agent to collateralize our open derivative positions. These cash requirements are included in "Other current assets" on the Company's Consolidated Balance Sheets at  June 30, 2023 and  March 31, 2023.

NOTE I — FAIR VALUE MEASUREMENTS

Accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

●	Level 1 – Quoted prices for identical assets and liabilities in active markets.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At  June 30, 2023, our financial liabilities, net, measured at fair value on a recurring basis were as follows (in thousands):

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(720)	$—	$—	$(720)
Total	$(720)	$—	$—	$(720)

At  March 31, 2023, our financial liabilities, net, measured at fair value on a recurring basis were as follows (in thousands):

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(1,676)	$—	$—	$(1,676)
Total	$(1,676)	$—	$—	$(1,676)

At  June 30, 2023 and  March 31, 2023, the Company did not have any fair value measurements on a non-recurring basis.

NOTE J — SEGMENT INFORMATION (in thousands)

The Flat-roll segment was previously referred to as the Coil segment. The Company is now using Flat-roll to describe the segment due to it being a more common term used in the Company's industry.

	Three Months Ended
	June 30,
	2023	2022
Net sales
Flat-roll	$125,197	$142,877
Tubular	12,101	18,926
Total net sales	$137,298	$161,803

Operating profit
Flat-roll	$11,814	$13,543
Tubular	2,264	2,104
Total operating profit	14,078	15,647
General corporate expenses	(3,721)	(3,328)
Gain on economic hedges of risk	430	2,754
Interest expense	(540)	(429)
Other income	6	13
Total earnings before income taxes	$10,253	$14,657

	June 30, 2023	March 31, 2023
Segment assets
Flat-roll	$185,303	$179,780
Tubular	20,163	15,858
	205,466	195,638
Corporate assets	5,936	3,674
	$211,402	$199,312

Operating profit is total net sales less operating expenses, excluding general corporate expenses, gain on economic hedges of risk, interest expense and other income. General corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate and accounting salaries, professional fees and services, bad debts, retirement plan contribution expense, corporate insurance expenses, restricted stock plan compensation expense and office supplies. At June 30, and March 31, 2023, Corporate assets consist primarily of cash, restricted cash, unamortized debt issuance costs and the cash value of officers’ life insurance. Although inventory is transferred at cost between product groups, there are no sales between product groups.

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

The Company has two reportable segments: Flat-roll and Tubular. Flat-roll primarily generates revenue from cutting to length hot-rolled steel coils. Flat-roll segment revenue consists of three main product types: Prime Coil, Non-Standard Coil and Customer Owned Coil. Tubular primarily generates revenue from selling steel pipe it has manufactured resulting in a single product type: Manufactured Pipe. The following table disaggregates our revenue by product for each of our reportable business segments for the three months ended June 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended
	June 30,
	2023	2022
Flat-roll Segment:
Prime Coil	123,822	140,981
Non-standard Coil	151	1,531
Processing or Storage of Customer Owned Coil	1,224	365
	125,197	142,877
Tubular Segment:
Manufactured Pipe	12,101	18,926
	12,101	18,926

NOTE L — STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for each of the three months ended June 30, 2023 and June 30, 2022 (in thousands):

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income,	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2023	$8,869	(317)	$35,005	$(7,778)	$79,653	$115,432
Net earnings	—	—	—	—	7,690	7,690
Other comprehensive income	—	317	—	—	—	317
Paid in capital – restricted stock units	—	—	78	—	—	78
Cash dividends ($0.02 per share)	—	—	—	—	(148)	(148)
BALANCE AT JUNE 30, 2023	$8,869	$—	$35,083	$(7,778)	$87,195	$123,369

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income,	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2022	$8,345	(10,269)	$30,442	$(7,741)	$58,909	$79,686
Net earnings	—	—	—	—	11,184	11,184
Other comprehensive income	—	7,174	—	—	—	7,174
Paid in capital – restricted stock units	—	—	73	—	—	73
Shares issued - Plateplus business combination	516	—	4,268	—	—	4,784
Repurchase of shares	—	—	—	(29)	—	(29)
Cash dividends ($0.02 per share)	—	—	—	—	(157)	(157)
BALANCE AT JUNE 30, 2022	$8,861	$(3,095)	$34,783	$(7,770)	$69,936	$102,715

NOTE M — OTHER COMPREHENSIVE INCOME

The following table summarizes the tax effects on each component of Other Comprehensive Income for the periods presented (in thousands):

	Three Months Ended June 30, 2023
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$418	$(101)	$317
Other comprehensive income	$418	$(101)	$317

	Three Months Ended June 30, 2022
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$9,460	$(2,286)	$7,174
Other comprehensive income	$9,460	$(2,286)	$7,174

NOTE N — EARNINGS PER SHARE

Basic and dilutive net earnings per share is computed based on the following information (in thousands, except for share data):

	Three Months Ended
	June 30,
	2023	2022
Numerator (basic and diluted)
Net earnings	$7,690	$11,184
Less: Allocation to unvested restricted stock units	90	196
Net earnings attributable to common shareholders	$7,600	$10,988

Denominator (basic and diluted)
Weighted average common shares outstanding	7,288,906	7,071,066

For the three months ended June 30, 2023 and 2022, the Company allocated dividends and undistributed earnings to the unvested restricted stock units.

As the restricted stock qualifies as participating securities, the following restricted stock units were not accounted in the computation of weighted average diluted common shares outstanding under the two-class method:

	Three Months Ended
	June 30,
	2023	2022
Restricted Stock Units	60,524	69,702

NOTE O — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of approximately $0.5 million and $0.4 million during the three months ended June 30, 2023 and 2022, respectively. Additionally, the Company paid income taxes of approximately $47,000 and $40,000 during the three months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2022, the Company issued 516,041 shares of common stock as part of the Plateplus business combination resulting in non-cash investing activity of approximately $4.8 million.

NOTE P — INCOME TAXES

For the three months ended June 30, 2023 and 2022, the Company recorded an income tax provision of approximately $2.6 million and $3.5 million, respectively. For the three months ended June 30, 2023 and three months ended June 30, 2022, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Friedman Industries, Incorporated is a manufacturer and processor of steel products and operates in two reportable segments; flat-roll products and tubular products. The flat-roll segment was previously referred to as the coil segment. The Company is now using flat-roll to describe the segment due to it being a more common term used in the Company's industry.

The flat-roll product segment consists of the operation of five hot-rolled coil processing facilities located in Hickman, Arkansas; Decatur, Alabama; East Chicago, Indiana; Granite City, Illinois and Sinton, Texas. The facilities in Granite City and East Chicago were acquired on April 30, 2022 from Plateplus, Inc ("Plateplus"). More information about the Plateplus transaction can be found in Note B to the condensed consolidated financial statements. The facility in Sinton is a newly constructed facility that commenced operations during October 2022. The Hickman, Granite City and East Chicago facilities operate temper mills and cut-to-length lines. The Decatur and Sinton facilities operate stretcher leveler cut-to-length lines. The equipment at all locations improve the flatness and surface quality of the coils and cut the coils into sheet and plate of prescribed lengths. On a combined basis, the facilities are capable of cutting sheet and plate with thicknesses ranging from 16 gauge to 1” thick in widths ranging from 36” wide to 96” wide. The vast majority of coil product segment revenue is generated from sales of Company owned inventory but the segment also generates revenue from the processing or storage of customer owned coils on a fee basis.

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

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

During the three months ended June 30, 2023 (the “2023 quarter”), sales, costs of goods sold and gross profit decreased approximately $24.5 million, $22.2 million and $2.3 million, respectively, compared to the amounts recorded during the three months ended June 30, 2022 (the “2022 quarter”). The decrease in sales was primarily related to a decline in the average selling price partially offset by an increase in tons sold. Tons sold increased from approximately 105,000 tons in the 2022 quarter to approximately 129,000 tons in the 2023 quarter. The growth in sales volume was primarily related to the Company's Sinton, TX facility which commenced operations in October 2022 and the 2022 quarter containing only two months of sales activity following the April 30, 2022 acquisition of facilities and inventory from Plateplus. Gross profit decreased from approximately $18.6 million for the 2022 quarter to approximately $16.3 million for the 2023 quarter. Gross profit as a percentage of sales increased from approximately 11.5% for the 2022 quarter to approximately 11.9% for the 2023 quarter. Gross profit for the 2023 quarter included a recognized loss of approximately $0.4 million related to hedging activities while gross profit for the 2022 quarter included a recognized loss of approximately $0.6 million related to hedging activities. Excluding the recognized hedging losses, gross profit related to physical material as a percentage of sales was approximately 12.2% for the 2023 quarter compared to approximately 11.9% for the 2022 quarter.

Our operating results are significantly impacted by the market price of hot-rolled steel coil ("HRC"). The Company experienced significant volatility in steel price during both the 2023 quarter and the 2022 quarter. Entering the 2022 quarter, HRC prices experienced a sharp and abrupt increase in reaction to the Russian invasion of Ukraine increasing approximately 60% from March 2022 to April 2022. HRC prices then declined approximately 60% until the middle of December 2022. From late November 2022 until April 2023, domestic steel producers announced several rounds of price increases with HRC prices increasing approximately 95% during this time. From the middle of April 2023 and until the end of the 2023 quarter, HRC prices declined approximately 27%. For both the 2023 and 2022 quarters, the Company experienced significant increases in steel prices entering the quarters with an inflection point in steel price occurring during each quarter. As a result both quarters experienced stronger margins in the first half followed by margin compression in the second half. Overall, both quarters are characterized as periods of relatively strong margins.

Flat-roll Segment

Flat-roll product segment sales for the 2023 quarter totaled approximately $125.2 million compared to approximately $142.9 million for the 2022 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales and any sales generated from processing or storage of customer owned material. Flat-roll segment sales for the 2023 quarter were reduced by approximately $0.4 million for the recognition of hedging related losses. Flat-roll segment sales for the 2022 quarter were reduced by approximately $0.6 million for the recognition of hedging related losses. Sales generated from processing or storage of customer owned material totaled approximately $1.2 million for the 2023 quarter compared to approximately $0.4 million for the 2022 quarter. Sales generated from flat-roll segment inventory, excluding the impact of any hedging related gains or losses, totaled approximately  $124.4 million for the 2023 quarter compared to approximately $143.1 million for the 2022 quarter. The average per ton selling price related to these shipments decreased from approximately $1,525 per ton in the 2022 quarter to approximately $1,038 per ton in the 2023 quarter. Inventory tons sold increased from approximately 94,000 tons in the 2022 quarter to approximately 120,000 tons in the 2023 quarter. The growth in sales volume was primarily related to the Company's Sinton, TX facility which commenced operations in October 2022 and the 2022 quarter containing only two months of sales activity following the April 30, 2022 acquisition of facilities and inventory from Plateplus. Flat-roll segment operations recorded operating profits of approximately $11.8 million and $13.5 million for the 2023 quarter and 2022 quarter, respectively. The operating profit for the 2023 quarter includes a recognized loss on hedging activities of approximately $0.4 million while the 2022 quarter operating profit included a recognized loss on hedging activities of approximately $0.6 million.

The Company’s flat-roll segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2023 quarter totaled approximately $12.1 million compared to approximately $18.9 million for the 2022 quarter. Tubular segment sales for the 2023 quarter and 2022 quarter were not impacted by any hedging related gains or losses. Sales decreased due to a decrease in the average selling price per ton, accompanied by a decline in the volume sold. The average per ton selling price decreased from approximately $1,779 per ton in the 2022 quarter to approximately $1,358 per ton in the 2023 quarter. Tons sold decreased from approximately 10,500 tons in the 2022 quarter to approximately 9,000 tons in the 2023 quarter. The tubular segment recorded operating profits of approximately $2.3 million and $2.1 million for the 2023 quarter and 2022 quarter, respectively.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Selling, General and Administrative Costs

During the 2023 quarter, selling, general and administrative costs decreased approximately $0.4 million compared to the 2022 quarter. This decrease is primarily associated with one-time costs associated with the Plateplus transaction during the 2022 quarter.

Income Taxes

Income taxes decreased from a provision for the 2022 quarter of approximately $3.4 million to a provision for the 2023 quarter of approximately $2.6 million. This decrease was primarily related to the lower earnings before income tax for the 2023 quarter. The income tax provision as a percentage of earnings before tax was approximately 25.0% and 23.7% for the three months ended June 30, 2023 and 2022, respectively. For both periods, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state income taxes in the provision.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s current ratio was 3.6 at June 30, 2023 and 3.2 at March 31, 2023. Working capital was approximately $113.1 million at June 30, 2023 and $98.6 million at March 31, 2023.

During the three months ended June 30, 2023, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash and restricted cash increased slightly due primarily to cash provided from the Company's credit facility being greater than cash used in operating activities and investing activities. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

The Company has a $150 million asset-based lending facility ("ABL Facility") which matures on May 19, 2026 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.8% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 15% of the revolving commitment or $22.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased by up to an aggregate of $25 million, in minimum increments of $5 million. At June 30, 2023, the Company had a balance of approximately $39.3 million under the ABL Facility with an applicable interest rate of 7.25%. At June 30, 2023, the Company's applicable borrowing base calculation supported access to approximately $111.0 million of the ABL Facility. As of the filing date of this Form 10-Q, the Company had borrowings of approximately $38.0 million outstanding under the ABL Facility and the Company's most recent borrowing base calculation provided access to approximately $107.5 million of the ABL Facility.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 12 months.

DERIVATIVE CONTRACTS

From time to time, the Company may use futures contracts to partially manage exposure to commodity price risk. The Company elects hedge accounting for some of its derivatives and classifies the transactions as either cash flow hedges or fair value hedges. From time to time, the Company may also transact futures contracts where hedge accounting is not elected. The Company recognized a loss related to derivatives designated for hedge accounting of approximately $0.4 million the three months ended June 23, 2023. For derivatives not designated for hedge accounting, the Company recognized a gain of approximately $0.4 million for the three months ended June 30, 2023. See Note H for further information.

OUTLOOK

The Company expects steady demand for its second quarter ending September 30, 2023 with sales volume expected to be approximately the same as volume for the first quarter ended June 30, 2023. HRC price has continued to see downward pressure during the second quarter. The Company expects lower physical margins for the second quarter compared to the first quarter due to the HRC price trend with hedging related gains partially offsetting the impact of lower margins.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant estimates and judgements for the Company include determining the fair value of assets acquired and liabilities assumed in the business combination discussed in Note B. The determination of fair value requires management to make significant judgments and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. Actual results could differ from these estimates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, the Company may make certain statements that contain forward-looking information (as defined in the Private Securities Litigation Reform Act of 1996, as amended) and that involve risk and uncertainty. Such statements may include those risks disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, including the adequacy of cash and expectations as to future sales, prices and margins. These forward-looking statements may include, but are not limited to, future changes in the Company’s financial condition or results of operations, future production capacity, product quality and proposed expansion plans. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the Company’s Annual Report on Form 10-K and its other Quarterly Reports on Form 10-Q. Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Although forward-looking statements reflect our current beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the demand for and prices of the Company’s products, changes in government policy regarding steel, changes in the demand for steel and steel products in general and the Company’s success in executing its internal operating plans, changes in and availability of raw materials, unplanned shutdowns of our production facilities due to equipment failures or other issues, increased competition from alternative materials and risks concerning innovation, new technologies, products and increasing customer requirements. Accordingly, undue reliance should not be placed on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except to the extent law requires.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because the Company has not yet completed its remediation of the material weaknesses previously identified and disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Notwithstanding the identified material weaknesses, the Company's management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition and results of operations for the three months ended June 30, 2023 in accordance with U.S. Generally Accepted Accounting Principles.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

During the audit process related to our fiscal year ended March 31, 2023, management, in connection with our independent auditors, identified the following material weaknesses:

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

Plan for Remediation of Material Weakness

In the prior year, the Company identified that the number of accounting personnel and the limited utilization of information technology in its control structure were the primary contributing factors to the material weaknesses identified. The Company hired additional personnel during the fiscal year ended March 31, 2023 ("fiscal 2023") and believes it is adequately staffed to execute the remediation plans developed by management. The previously identified material weaknesses have not been remediated due to ongoing post-acquisition integration during fiscal 2023. The operation of the full business in a new enterprise resource planning ("ERP") system is the most significant piece of this integration. All of the Company's coil segment locations were integrated into the new ERP system as of February 2023. The Company's tubular segment went live under the new ERP system at the start of August 2023. The Company expects the new ERP system to allow for many of the Company’s current manual controls and missing controls to be performed by the design and capabilities of the ERP system rather than relying on manual human execution. With most of the post-acquisition integration completed, the Company expects its additional personnel will be able to dedicate the necessary time during the fiscal year ended March 31, 2024 to improve the design, documentation and execution of internal controls.

We will continue to monitor the design and effectiveness of these procedures and controls and make any further changes the Company determines appropriate. We believe the additional investment in human capital and technology described above will allow the Company to remediate the material weaknesses identified. However, the material weaknesses will not be considered remediated until the applicable remedial actions operate effectively for a sufficient period of time.

Changes in Internal Controls over Financial Reporting

Except as discussed above, there were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended June 30, 2023

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

FRIEDMAN INDUSTRIES, INCORPORATED

Date: August 14, 2023	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)