Form 10-Q
period 2023-09-30
FRIEDMAN INDUSTRIES INC
filed 2023-11-14
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

At November 14, 2023, the number of shares outstanding of the issuer’s only class of stock was 7,375,282 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

(In thousands, except for share data)

	SEPTEMBER 30, 2023	MARCH 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$3,152	$2,992
Accounts receivable, net of allowances for bad debts of $138 and $183 at September 30, and March 31, 2023, respectively	52,326	49,367
Inventories	104,501	86,246
Current portion of derivative assets	692	536
Other current assets	4,491	4,515
TOTAL CURRENT ASSETS	165,162	143,656
PROPERTY, PLANT AND EQUIPMENT:
Land	1,670	1,670
Buildings and yard improvements	28,625	28,550
Machinery and equipment	51,040	51,001
Construction in process	3,914	1,167
Less accumulated depreciation	(29,914)	(28,455)
	55,335	53,933
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	411	453
Operating lease right-of-use asset	1,219	1,270
TOTAL ASSETS	$222,127	$199,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$29,414	$36,847
Income taxes payable	1,902	774
Dividends payable	148	148
Contribution to retirement plan	—	350
Employee compensation and related expenses	3,320	4,650
Current portion of financing lease	108	107
Current portion of derivative liability	400	2,212
TOTAL CURRENT LIABILITIES	35,292	45,088
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	101	96
DEFERRED INCOME TAX LIABILITY	4,425	4,357
OTHER NON-CURRENT LIABILITIES	1,139	1,222
ASSET BASED LENDING FACILITY	54,361	33,117
TOTAL LIABILITIES	95,318	83,880
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1: Authorized shares — 10,000,000; Issued shares — 8,868,716 shares at September 30, and March 31, 2023	8,869	8,869
Additional paid-in capital	35,161	35,005
Accumulated other comprehensive loss	—	(317)
Treasury stock at cost (1,493,434 shares and 1,493,128 shares at September 30, and March 31, 2023, respectively)	(7,781)	(7,778)
Retained earnings	90,560	79,653
TOTAL STOCKHOLDERS’ EQUITY	126,809	115,432
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$222,127	$199,312

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2023	2022	2023	2022
Net Sales	$130,748	$149,692	$268,046	$311,495
Costs and expenses:
Costs of products sold	124,927	145,014	245,896	288,145
Selling, general and administrative	4,766	4,607	10,738	10,960
	129,693	149,621	256,634	299,105
EARNINGS FROM OPERATIONS	1,055	71	11,412	12,390
Gain on economic hedges of risk	4,402	3,749	4,832	6,504
Interest expense	(805)	(621)	(1,345)	(1,051)
Other income	10	7	16	20
EARNINGS BEFORE INCOME TAXES	4,662	3,206	14,915	17,863
Provision for (benefit from) income taxes:
Current	1,165	750	3,745	4,238
Deferred	(16)	(15)	(33)	(30)
	1,149	735	3,712	4,208
NET EARNINGS	$3,513	$2,471	$11,203	$13,655

Net earnings per share:
Basic	$0.48	$0.34	$1.52	$1.88
Diluted	$0.48	$0.34	$1.52	$1.88
Cash dividends declared per common share	$0.02	$0.02	$0.04	$0.04

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

(In thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2023	2022	2023	2022
Net earnings	$3,513	$2,471	$11,203	$13,655
Other comprehensive income:
Cash flow hedges, net of tax	—	1,578	317	8,752
	—	1,578	317	8,752
Comprehensive income	$3,513	$4,049	$11,520	$22,407

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In thousands)

	SIX MONTHS ENDED SEPTEMBER 30,
	2023	2022
OPERATING ACTIVITIES
Net earnings	$11,203	$13,655
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	1,531	1,173
Deferred taxes	(33)	(31)
Compensation expense for restricted stock	156	146
Change in postretirement benefits	4	5
Gain recognized on open derivatives not designated for hedge accounting	(1,969)	(1,073)
Deferred realized gain on derivatives	418	1,552
Decrease (increase) in operating assets, net of amounts acquired in business combination:
Accounts receivable	(2,958)	(18,272)
Inventories	(18,256)	56,899
Federal income taxes recoverable	—	1,403
Other current assets	(2,369)	304
Increase (decrease) in operating liabilities, net of amounts acquired in business combination:
Accounts payable and accrued expenses	(7,411)	(6,022)
Income taxes payable	1,128	2,241
Contribution to retirement plan	(350)	13
Employee compensation and related expenses	(1,330)	2,657
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(20,236)	54,650
INVESTING ACTIVITIES
Plateplus business combination	—	(71,720)
Purchase of property, plant and equipment	(2,883)	(7,194)
Increase in cash surrender value of officers’ life insurance	(7)	(7)
NET CASH USED IN INVESTING ACTIVITIES	(2,890)	(78,921)
FINANCING ACTIVITIES
Debt issuance cost	—	(394)
Cash dividends paid	(295)	(295)
Cash paid for principal portion of finance lease	(53)	(52)
Cash paid for share repurchases	(4)	(29)
Asset based lending facility proceeds	21,244	17,783
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,892	17,013
DECREASE IN CASH AND RESTRICTED CASH	(2,234)	(7,258)
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,386	16,122
CASH AND RESTRICTED CASH AT END OF PERIOD	$3,152	$8,864

Cash and restricted cash at March 31, 2023 included approximately $2.4 million of cash required to collateralize open derivative positions. This amount is reported in "Other current assets" on the Company's consolidated balance sheet at March 31, 2023. The Company had approximately $2.2 million in restricted cash at September 30, 2022. The Company did not have any restricted cash as of  September 30, 2023.

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

Reclassifications

The unaudited condensed consolidated financial statements for the previous year may include certain reclassifications to conform to the current presentation. To conform with the current year presentation, “Interest expense” on the unaudited condensed consolidated statements of operations was moved below the calculation of "Earnings From Operations". To conform with the current year presentation, gains of approximately $3.7 million and $6.5 million for the three and six month periods, respectively, reported in the prior year as components of "Other income, net" on the unaudited condensed consolidated statement of operations were moved to the line item "Gain on economic hedges of risk". These reclassifications had no impact on previously reported net earnings or stockholder's equity.

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

Fair value of assets acquired and liabilities assumed (in thousands)
Inventory	$77,546
Property, plant and equipment	18,022
Operating lease right of use asset	1,237
Accounts payable	(19,065)
Operating lease liability	(1,237)
Total	$76,503

The Company recorded one-time transaction specific costs of approximately $0.5 million and $1.2 million in the three and six months ended September 30, 2023, respectively, as a component of "Selling, general and administrative" expenses on the condensed consolidated statement of operations.

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

A summary of inventory values by product group follows (in thousands):

	September 30, 2023	March 31, 2023
Prime Coil Inventory	$91,832	$75,917
Non-Standard Coil Inventory	559	278
Tubular Raw Material	5,541	5,193
Tubular Finished Goods	6,569	4,858
	$104,501	$86,246

Tubular raw material inventory consists of hot-rolled steel coils that the Company will manufacture into pipe. Tubular finished goods inventory consists of pipe the Company has manufactured.

NOTE D – DEBT

         The Company has a $150 million asset-based lending facility ("ABL Facility") in place with JPMorgan Chase Bank, N.A. as the arranging agent and BMO Harris Bank, N.A. as a one-third syndicated participant. The ABL Facility matures on May 19, 2026 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.8% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 15% of the revolving commitment or $22.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve-month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased by up to an aggregate of $25 million, in minimum increments of $5 million. At  September 30, 2023, the Company had a balance of approximately $54.4 million under the ABL Facility with an applicable interest rate of 7.5%. At  September 30, 2023, the Company's applicable borrowing base calculation supported access to approximately $119.3 million of the ABL Facility.

The Company incurred debt issuance costs of approximately $0.4 million in connection with the ABL Facility. The Company recorded these debt issuance costs as non-current other assets and is amortizing these costs on an equal monthly basis over the remaining term of the ABL facility.

 NOTE E — LEASES

The Company was assigned an operating lease associated with the real property and leasehold improvements for the Granite City, IL facility acquired from Plateplus pursuant to the transaction disclosed in Note B. The lease contained an expiration date of  August 31, 2023 and the Company is in the process of renewing the lease. The lease calls for quarterly rental payments of approximately $19,000. The Company recognized an initial right-of-use ("ROU") asset and lease liability of approximately $1.2 million during the June 30, 2022 quarter related to this lease. The anticipated renewal of this lease is included in the ROU asset and lease liability calculation. The Company’s lease of its office space in Longview, Texas is the only other operating lease included in the Company's ROU assets and lease liabilities. The lease calls for monthly rent payments of approximately $5,000 and expires on April 30, 2024. The Company’s other operating leases for items such as IT equipment and storage space are either short-term in nature or immaterial.

In October 2019, the Company acquired a new heavy-duty forklift under a 5-year finance lease arrangement with a financed amount of approximately $0.5 million and a monthly payment of approximately $9,000.

The components of expense related to leases for the three and six months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Finance lease – amortization of ROU asset	$26	$26	$52	$52
Finance lease – interest on lease liability	1	1	2	2
Operating lease expense	34	34	68	61
	$61	$61	$122	$115

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of September 30, 2023 and March 31, 2023 (in thousands):

	September 30, 2023	March 31, 2023	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$1,219	$1,270	Operating lease right-of-use asset
Finance lease right-of-use asset	417	430	Property, plant & equipment
Total right-of-use assets	$1,636	$1,700
Liabilities
Operating lease liability, current	$80	$101	Accrued expenses
Finance lease liability, current	108	107	Current portion of finance lease
Operating lease liability, non-current	1,139	1,168	Other non-current liabilities
Finance lease liability, non-current	—	54	Other non-current liabilities
Total lease liabilities	$1,327	$1,430

As of September 30, 2023, the weighted-average remaining lease term was 19.4 years for operating leases and 1.0 years for finance leases. The weighted average discount rate was 2.6% for operating leases and 1.9% for finance leases.

Maturities of lease liabilities as of September 30, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases
Fiscal 2024 (remainder of fiscal year)	67	55
Fiscal 2025	80	54
Fiscal 2026	75	—
Fiscal 2027	75	—
Fiscal 2028 and beyond	1,237	—
Total undiscounted lease payments	$1,534	$109
Less: imputed interest	(315)	(1)
Present value of lease liability	$1,219	$108

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

At September 30, 2023, the Company's construction in process balance of approximately $3.9 million consisted primarily of projects at the Decatur, AL facility which include approximately $1.2 million associated with a building expansion, $1.1 million associated with upgrading a component of the processing line and $0.5 million associated with expansion of the storage yard. The total of the three projects is estimated to cost $4.4 million with completion expected during the March 31, 2024 quarter. The remaining construction in process balance is comprised of several smaller projects.

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

The following table summarizes the activity related to restricted stock units ("RSUs") for the six months ended September 30, 2023:

		Weighted Average
	Number of Shares	Grant Date Fair Value Per Share
Unvested at March 31, 2023	100,366	$6.08
Cancelled or forfeited	—	—
Granted	—	—
Vested	(14,000)	4.32
Unvested at September 30, 2023	86,366	$6.37

The Company measures compensation expense for RSUs at the market price of the common stock as of the grant date. Compensation expense is recognized over the requisite service period applicable to each award. The Company recorded compensation expense of approximately $0.2 million and $0.1 million in the six months ended September 30, 2023 and 2022, respectively, relating to the RSUs issued under the Plan. As of September 30, 2023, unrecognized compensation expense related to unvested RSUs was approximately $0.2 million which is expected to be recognized over a weighted average period of approximately 1.2 years. As of September 30, 2023, a total of 122,485 shares were still available to be issued under the Plan.

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

At September 30, 2023 the Company did not have any hot-rolled coil futures contracts designated as hedging instruments and classified as cash flow hedges. At  March 31, 2023, the Company held hot-rolled coil futures contracts which were designated as hedging instruments and classified as cash flow hedges, as hedges of variable sales prices. Accordingly, realized and unrealized gains and losses associated with the instruments were reported as a component of other comprehensive income and reclassified into earnings during the period in which the hedged transaction affects earnings.

During the six months ended September 30, 2023 and 2022, the Company entered into hot-rolled coil futures contracts that were not designated as hedging instruments for accounting purposes. Accordingly, the change in fair value related to these instruments was immediately recognized in earnings for these periods.

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of September 30, 2023 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives not designated as hedging instruments:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts	Current portion of derivative assets	$692	Current portion of derivative liability	$400

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

At  September 30, 2023 and  March 31, 2023, the Company reported approximately $3.0 million and $1.6 million, respectively, in "Other current assets" on its Consolidated Balance Sheet related to futures contracts which were closed but were pending cash settlement.

The following table summarizes the pre-tax gain recognized in other comprehensive income and the loss reclassified from accumulated other comprehensive loss into earnings for derivative financial instruments designated as cash flow hedges for the periods presented (in thousands):

	Pre-Tax Gain Recognized in OCI	Location of Loss Reclassified from AOCI into Net Earnings	Pre- Tax Loss Reclassified from AOCI into Net Earnings
For the three months ended September 30, 2023:
Hot-rolled coil steel contracts	$—	Sales	$—
Total	$—		$—

For the three months ended September 30, 2022:
Hot-rolled coil steel contracts	$590	Sales	$(1,490)
Total	$590		$(1,490)

For the six months ended September 30, 2023:
Hot-rolled coil steel contracts	$—	Sales	$(418)
Total	$—		$(418)

For the six months ended September 30, 2022:
Hot-rolled coil steel contracts	$9,424	Sales	$(2,117)
Total	$9,424		$(2,117)

The following table summarizes the gains recognized in earnings for derivative instruments not designated as hedging instruments during the three and six months ended September 30, 2023 (in thousands):

		Gain Recognized in Earnings
	Location of Gain	for the Three Months Ended
	Recognized in Earnings	September 30, 2023
Hot-rolled coil steel contracts	Gain on economic hedges of risk	$4,402

		Gain Recognized in Earnings
	Location of Gain	for the Six Months Ended
	Recognized in Earnings	September 30, 2023
Hot-rolled coil steel contracts	Gain on economic hedges of risk	$4,832

The following table summarizes the gains recognized in earnings for derivative instruments not designated as hedging instruments during the three and six months ended September 30, 2022 (in thousands):

		Gain Recognized in Earnings
	Location of Gain	for the Three Months Ended
	Recognized in Earnings	September 30, 2022
Hot-rolled coil steel contracts	Gain on economic hedges of risk	$3,749

		Gain Recognized in Earnings
	Location of Gain	for the Six Months Ended
	Recognized in Earnings	September 30, 2022
Hot-rolled coil steel contracts	Gain on economic hedges of risk	$6,504

The notional amount (quantity) of our derivative instruments not designated as hedging instruments at September 30, 2023 consisted of 22,100 tons of short positions with maturity dates ranging from October 2023 to June 2024.

The following tables reflect the change in accumulated other comprehensive income (loss), net of tax, for the periods presented (in thousands):

Gain (Loss) on
Derivatives
Balance at March 31, 2023	$(317)
Other comprehensive income, net of loss, before reclassification	—
Total loss reclassified from AOCI (1)	317
Net current period other comprehensive income	317
Balance at September 30, 2023	$—

(1) The loss reclassified from AOCI is presented net of tax benefits of approximately $0.1 million which are included in the provision for (benefit from) income taxes on the Company's Consolidated Statement of Operations for the six months ended September 30, 2023.

Gain (Loss) on
Derivatives
Balance at March 31, 2022	$(10,269)
Other comprehensive income, net of loss, before reclassification	7,147
Total loss reclassified from AOCI (1)	1,606
Net current period other comprehensive income	8,753
Balance at September 30, 2022	$(1,516)

(1) The loss reclassified from AOCI is presented net of tax benefits of approximately $0.5 million which are included in the provision for (benefit from) income taxes on the Company's Consolidated Statement of Operations for the six months ended September 30, 2022.

At  March 31, 2023, cash of approximately $2.4 million was held by our clearing agent to collateralize our open derivative positions. The cash requirement is included in "Other current assets" on the Company's Consolidated Balance Sheet at  March 31, 2023. The Company did not have any restricted cash as of  September 30, 2023.

NOTE I — FAIR VALUE MEASUREMENTS

Accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

●	Level 1 – Quoted prices for identical assets and liabilities in active markets.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At  September 30, 2023, our financial assets, net, measured at fair value on a recurring basis were as follows (in thousands):

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial assets, net	$292	$—	$—	$292
Total	$292	$—	$—	$292

At  March 31, 2023, our financial liabilities, net, measured at fair value on a recurring basis were as follows (in thousands):

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(1,676)	$—	$—	$(1,676)
Total	$(1,676)	$—	$—	$(1,676)

At  September 30, 2023 and  March 31, 2023, the Company did not have any fair value measurements on a non-recurring basis.

NOTE J — SEGMENT INFORMATION (in thousands)

The Flat-roll segment was previously referred to as the Coil segment. The Company is now using Flat-roll to describe the segment due to it being a more common term used in the Company's industry.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales
Flat-roll	$120,527	$129,722	$245,724	$272,599
Tubular	10,221	19,970	22,322	38,896
Total net sales	$130,748	$149,692	$268,046	$311,495

Operating profit (loss)
Flat-roll	$3,142	$(1,118)	$14,956	$12,425
Tubular	16	3,341	2,280	5,445
Total operating profit	3,158	2,223	17,236	17,870
General corporate expenses	(2,103)	(2,152)	(5,824)	(5,480)
Gain on economic hedges of risk	4,402	3,749	4,832	6,504
Interest expense	(805)	(621)	(1,345)	(1,051)
Other income	10	7	16	20
Total earnings before income taxes	$4,662	$3,206	$14,915	$17,863

	September 30, 2023	March 31, 2023
Segment assets
Flat-roll	$197,279	$179,780
Tubular	19,700	15,858
	216,979	195,638
Corporate assets	5,148	3,674
	$222,127	$199,312

Operating profit is total net sales less operating expenses, excluding general corporate expenses, gain on economic hedges of risk, interest expense and other income. General corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate and accounting salaries, professional fees and services, bad debts, retirement plan contribution expense, corporate insurance expenses, restricted stock plan compensation expense and office supplies. At September 30, and March 31, 2023, Corporate assets consist primarily of cash, restricted cash, unamortized debt issuance costs and the cash value of officers’ life insurance. Although inventory is transferred at cost between product groups, there are no sales between product groups.

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

The Company has two reportable segments: Flat-roll and Tubular. Flat-roll primarily generates revenue from cutting to length hot-rolled steel coils. Flat-roll segment revenue consists of three main product types: Prime Coil, Non-Standard Coil and Customer Owned Coil. Tubular primarily generates revenue from selling steel pipe it has manufactured resulting in a single product type: Manufactured Pipe. The following table disaggregates our revenue by product for each of our reportable business segments for the three and six months ended September 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Flat-roll Segment:
Prime Coil	$118,835	$128,503	$242,657	$269,483
Non-standard Coil	360	891	511	2,423
Processing or Storage of Customer Owned Coil	1,332	328	2,556	693
	$120,527	$129,722	$245,724	$272,599
Tubular Segment:
Manufactured Pipe	$10,221	$19,970	$22,322	$38,896
	$10,221	$19,970	$22,322	$38,896

NOTE L — STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for each of the six months ended September 30, 2023 and September 30, 2022 (in thousands):

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income,	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2023	$8,869	(317)	$35,005	$(7,778)	$79,653	$115,432
Net earnings	—	—	—	—	7,690	7,690
Other comprehensive income	—	317	—	—	—	317
Paid in capital – restricted stock units	—	—	78	—	—	78
Cash dividends ($0.02 per share)	—	—	—	—	(148)	(148)
BALANCE AT JUNE 30, 2023	$8,869	$—	$35,083	$(7,778)	$87,195	$123,369
Net earnings	—	—	—	—	3,513	3,513
Paid in capital – restricted stock units	—	—	78	—	—	78
Repurchase of shares	—	—	—	(3)	—	(3)
Cash dividends ($0.02 per share)	—	—	—	—	(148)	(148)
BALANCE AT SEPTEMBER 30, 2023	$8,869	$—	$35,161	$(7,781)	$90,560	$126,809

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income,	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2022	$8,345	(10,269)	$30,442	$(7,741)	$58,909	$79,686
Net earnings	—	—	—	—	11,184	11,184
Other comprehensive income	—	7,174	—	—	—	7,174
Paid in capital – restricted stock units	—	—	73	—	—	73
Shares issued - Plateplus business combination	516	—	4,268	—	—	4,784
Repurchase of shares	—	—	—	(29)	—	(29)
Cash dividends ($0.02 per share)	—	—	—	—	(157)	(157)
BALANCE AT JUNE 30, 2022	$8,861	$(3,095)	$34,783	$(7,770)	$69,936	$102,715
Net earnings	—	—	—	—	2,471	2,471
Other comprehensive income	—	1,579	—	—	—	1,579
Paid in capital – restricted stock units	—	—	73	—	—	73
Cash dividends ($0.02 per share)	—	—	—	—	(148)	(148)
BALANCE AT SEPTEMBER 30, 2022	$8,861	$(1,516)	$34,856	$(7,770)	$72,259	$106,690

NOTE M — OTHER COMPREHENSIVE INCOME

The following table summarizes the tax effects on each component of Other Comprehensive Income for the periods presented (in thousands):

Three Months Ended September 30, 2023
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$—	$—	$—
Other comprehensive income	$—	$—	$—

	Three Months Ended September 30, 2022
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$2,081	$(503)	$1,578
Other comprehensive income	$2,081	$(503)	$1,578

	Six Months Ended September 30, 2023
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$418	$(101)	$317
Other comprehensive income	$418	$(101)	$317

	Six Months Ended September 30, 2022
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$11,540	$(2,788)	$8,752
Other comprehensive income	$11,540	$(2,788)	$8,752

NOTE N — EARNINGS PER SHARE

Basic and dilutive net earnings per share is computed based on the following information (in thousands, except for share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator (basic and diluted)
Net earnings	$3,513	$2,471	$11,203	$13,655
Less: Allocation to unvested restricted stock units	41	42	131	236
Net earnings attributable to common shareholders	$3,472	$2,429	$11,072	$13,419

Denominator (basic and diluted)
Weighted average common shares outstanding	7,288,906	7,243,080	7,288,906	7,157,073

For the six months ended September 30, 2023 and 2022, the Company allocated dividends and undistributed earnings to the unvested restricted stock units.

As the restricted stock qualifies as participating securities, the following restricted stock units were not accounted in the computation of weighted average diluted common shares outstanding under the two-class method:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Restricted Stock Units	72,910	76,811	67,712	73,211

NOTE O — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of approximately $1.2 million and $0.6 million during the six months ended September 30, 2023 and 2022, respectively. Additionally, the Company paid income taxes of approximately $2.7 million and $0.4 million during the six months ended September 30, 2023 and 2022, respectively. During the six months ended September 30, 2022, the Company issued 516,041 shares of common stock as part of the Plateplus business combination resulting in non-cash investing activity of approximately $4.8 million.

NOTE P — INCOME TAXES

For the six months ended September 30, 2023 and 2022, the Company recorded an income tax provision of approximately $3.7 million and $4.2 million, respectively. For the six months ended September 30, 2023 and 2022, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision.

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

The flat-roll product segment consists of the operation of five hot-rolled coil processing facilities located in Hickman, Arkansas; Decatur, Alabama; East Chicago, Indiana; Granite City, Illinois and Sinton, Texas. The facilities in Granite City and East Chicago were acquired on April 30, 2022 from Plateplus, Inc ("Plateplus"). More information about the Plateplus transaction can be found in Note B to the condensed consolidated financial statements. The facility in Sinton is a newly constructed facility that commenced operations during October 2022. The Hickman, Granite City and East Chicago facilities operate temper mills and cut-to-length lines. The Decatur and Sinton facilities operate stretcher leveler cut-to-length lines. The equipment at all locations improve the flatness and surface quality of the coils and cut the coils into sheet and plate of prescribed lengths. On a combined basis, the facilities are capable of cutting sheet and plate with thicknesses ranging from 16 gauge to 1” thick in widths ranging from 36” wide to 96” wide. The vast majority of flat-roll product segment revenue is generated from sales of Company owned inventory but the segment also generates revenue from the processing or storage of customer owned coils on a fee basis.

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

Results of Operations

Six Months Ended September 30, 2023 Compared to Six Months Ended September 30, 2022

During the six months ended September 30, 2023 (the “2023 period”), sales, costs of goods sold and gross profit decreased approximately $43.4 million, $42.2 million and $1.2 million, respectively, compared to the amounts recorded during the six months ended September 30, 2022 (the “2022 period”). The decrease in sales was primarily related to a decline in the average selling price partially offset by an increase in tons sold. Tons sold increased from approximately 221,500 tons in the 2022 period to approximately 257,000 tons in the 2023 period. The growth in sales volume was primarily related to the Company's Sinton, TX facility which commenced operations in October 2022 and the 2022 period containing only five months of sales activity following the April 30, 2022 acquisition of facilities and inventory from Plateplus. Gross profit decreased from approximately $23.4 million for the 2022 period to approximately $22.2 million for the 2023 period. Gross profit as a percentage of sales increased from approximately 7.5% for the 2022 period to approximately 8.3% for the 2023period. Gross profit for the 2023 period included a recognized loss of approximately $0.4 million related to hedging activities while gross profit for the 2022 period included a recognized loss of approximately $2.1 million related to hedging activities. Excluding the recognized hedging losses, gross profit related to physical material as a percentage of sales was approximately 8.4% for the 2023 period compared to approximately 8.1% for the 2022 period.

Our operating results are significantly impacted by the market price of hot-rolled steel coil ("HRC"). The Company experienced significant volatility in steel price during both the 2023 period and the 2022 period. Entering the 2022 period, HRC prices experienced a sharp and abrupt increase in reaction to the Russian invasion of Ukraine increasing approximately 60% from March 2022 to April 2022. HRC prices then declined approximately 60% until the middle of December 2022. From late November 2022 until April 2023, domestic steel producers announced several rounds of price increases with HRC prices increasing approximately 95% during this time. From the middle of April 2023 and until the end of the 2023 period, HRC prices declined approximately 45%. For both the 2023 and 2022 periods, the Company experienced significant increases in steel prices entering the periods with an inflection point in steel price occurring early in each period. As a result both periods experienced stronger margins for the first quarter followed by compressed margins for the second quarter.

Flat-roll Segment

Flat-roll product segment sales for the 2023 period totaled approximately $245.7 million compared to approximately $272.6 million for the 2022 period. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales and any sales generated from processing or storage of customer owned material. Flat-roll segment sales for the 2023 period were reduced by approximately $0.4 million for the recognition of hedging related losses. Flat-roll segment sales for the 2022 period were reduced by approximately $2.1 million for the recognition of hedging related losses. Sales generated from processing or storage of customer owned material totaled approximately $2.6 million for the 2023 period compared to approximately $0.7 million for the 2022 period. Sales generated from flat-roll segment inventory, excluding the impact of any hedging related gains or losses, totaled approximately  $243.5 million for the 2023 period compared to approximately $274.0 million for the 2022 period. The average per ton selling price related to these shipments decreased from approximately $1,367 per ton in the 2022 period to approximately $1,011 per ton in the 2023 period. Inventory tons sold increased from approximately 200,500 tons in the 2022 period to approximately 241,000 tons in the 2023 period. The growth in sales volume was primarily related to the Company's Sinton, TX facility which commenced operations in October 2022 and the 2022 period containing only five months of sales activity following the April 30, 2022 acquisition of facilities and inventory from Plateplus. Flat-roll segment operations recorded operating profits of approximately $15.0 million and $12.4 million for the 2023 period and 2022 period, respectively. The operating profit for the 2023 period includes a recognized loss on hedging activities of approximately $0.4 million while the 2022 period operating profit included a recognized loss on hedging activities of approximately $2.1 million.

The Company’s flat-roll segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2023 period totaled approximately $22.3 million compared to approximately $38.9 million for the 2022 period. Tubular segment sales for the 2023 period and 2022 period were not impacted by any hedging related gains or losses. Sales decreased due to a decrease in the average selling price per ton, accompanied by a decline in the volume sold. The average per ton selling price decreased from approximately $1,831 per ton in the 2022 period to approximately $1,392 per ton in the 2023 period. Tons sold decreased from approximately 21,000 tons in the 2022 period to approximately 16,000 tons in the 2023 period. The tubular segment recorded operating profits of approximately $2.3 million and $5.4 million for the 2023 period and 2022 period, respectively.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2023 period, selling, general and administrative costs decreased approximately $0.2 million compared to the 2022 period. This decrease is primarily related to the 2022 period containing one-time costs associated with the Plateplus transaction with this decrease being partially offset by increased payroll and benefits expense in the 2023 period associated with a higher employee count.

Income Taxes

Income taxes decreased from a provision for the 2022 period of approximately $4.2 million to a provision for the 2023 period of approximately $3.7 million. This decrease was primarily related to the lower earnings before income tax for the 2023 period. The income tax provision as a percentage of earnings before tax was approximately 24.9% and 23.6% for the 2023 period and 2022 period, respectively. For both periods, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state income taxes in the provision.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

During the three months ended September 30, 2023 (the “2023 quarter”), sales and costs of goods sold decreased approximately $18.9 million and $20.1 million, respectively, and gross profit increased approximately $1.2 million compared to the amounts recorded during the three months ended September 30, 2022 (the “2022 quarter”). The decrease in sales was primarily related to a decline in the average selling price partially offset by an increase in tons sold. Tons sold increased from approximately 117,000 tons in the 2022 quarter to approximately 129,000 tons in the 2023 quarter. The growth in sales volume was primarily related to the Company's Sinton, TX facility which commenced operations in October 2022. Gross profit increased from approximately $4.7 million for the 2022 quarter to approximately $5.9 million for the 2023 quarter. Gross profit as a percentage of sales increased from approximately 3.1% for the 2022 quarter to approximately 4.5% for the 2023 quarter. Gross profit for the 2022 quarter included a recognized loss of approximately $1.5 million related to hedging activities, while the 2023 quarter was not effected by any hedge activities. Excluding the recognized hedging losses, gross profit related to physical material as a percentage of sales was approximately 4.1% for the 2022 quarter.

Our operating results are significantly impacted by the market price of HRC. The Company experienced similar HRC pricing dynamics entering and during both the 2023 and 2022 quarters. HRC price declined approximately 25% during the 2023 quarter with this decline being part of a downward price cycle which commenced in April 2023. From April 2023 and to the end of the 2023 quarter, HRC price declined approximately 45%. HRC price declined approximately 23% during the 2022 quarter with this decline being part of a downward price cycle which commenced in April 2022. From April 2022 and to the end of the 2022 quarter, HRC price declined approximately 47%. These pricing dynamics created physical margin compression during both the 2023 and 2022 quarters.

Flat-roll Segment

Flat-roll product segment sales for the 2023 quarter totaled approximately $120.5 million compared to approximately $129.7 million for the 2022 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales and any sales generated from processing or storage of customer owned material. Flat-roll segment sales for the 2022 quarter were reduced by approximately $1.5 million for the recognition of hedging related losses, while the 2023 quarter was not effected by hedge related gains or losses. Sales generated from processing or storage of customer owned material totaled approximately $1.3 million for the 2023 quarter compared to approximately $0.3 million for the 2022 quarter. Sales generated from flat-roll segment inventory, excluding the impact of any hedging related gains or losses, totaled approximately  $119.2 million for the 2023 quarter compared to approximately $130.9 million for the 2022 quarter. The average per ton selling price related to these shipments decreased from approximately $1,229 per ton in the 2022 quarter to approximately $983 per ton in the 2023 quarter. Inventory tons sold increased from approximately 106,500 tons in the 2022 quarter to approximately 121,000 tons in the 2023 quarter. The growth in sales volume was primarily related to the Company's Sinton, TX facility which commenced operations in October 2022. Flat-roll segment operations recorded operating profits of approximately $3.1 million for the 2023 quarter compared to an operating loss of approximately $1.1 million for the 2022 quarter. The operating loss for the 2022 quarter included a recognized loss on hedging activities of approximately $1.5 million, while there was no gain or loss from hedging activities for the 2023 quarter.

The Company’s flat-roll segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2023 quarter totaled approximately $10.2 million compared to approximately $20.0 million for the 2022 quarter. Tubular segment sales for the 2023 quarter and 2022 quarter were not impacted by any hedging related gains or losses. Sales decreased due to a decrease in the average selling price per ton, accompanied by a decline in the volume sold. The average per ton selling price decreased from approximately $1,883 per ton in the 2022 quarter to approximately $1,301 per ton in the 2023 quarter. Tons sold decreased from approximately 10,500 tons in the 2022 quarter to approximately 8,000 tons in the 2023 quarter. The tubular segment operated at a break-even level for the 2023 quarter compared to recording operating profit of approximately $3.3 million for the 2022 quarter.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2023 quarter, selling, general and administrative costs increased approximately $0.2 million compared to the 2022 quarter. This increase is primarily related to increased payroll and benefits expense in the 2023 quarter associated with a higher employee count with this increase being partially offset by the 2022 quarter containing one-time costs associated with the Plateplus transaction.

Income Taxes

Income taxes increased from a provision for the 2022 quarter of approximately $0.7 million to a provision for the 2023 quarter of approximately $1.1 million. This increase was primarily related to the higher earnings before income tax for the 2023 quarter. The income tax provision as a percentage of earnings before tax was approximately 24.6% and 22.9% for the three months ended September 30, 2023 and 2022, respectively. For both periods, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state income taxes in the provision.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s current ratio was 4.7 at September 30, 2023 and 3.2 at March 31, 2023. Working capital was approximately $129.9 million at September 30, 2023 and $98.6 million at March 31, 2023.

During the six months ended September 30, 2023, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash and restricted cash decreased due primarily to cash used in operating activities and investing activities being greater than cash drawn on the Company's credit facility. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

The Company has a $150 million asset-based lending facility ("ABL Facility") which matures on May 19, 2026 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.8% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 15% of the revolving commitment or $22.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased by up to an aggregate of $25 million, in minimum increments of $5 million. At September 30, 2023, the Company had a balance of approximately $54.4 million under the ABL Facility with an applicable interest rate of 7.5%. At September 30, 2023, the Company's applicable borrowing base calculation supported access to approximately $119.3 million of the ABL Facility. As of the filing date of this Form 10-Q, the Company had borrowings of approximately $34.2 million outstanding under the ABL Facility and the Company's most recent borrowing base calculation provided access to approximately $114.5 million of the ABL Facility.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 12 months.

DERIVATIVE CONTRACTS

From time to time, the Company may use futures contracts to partially manage exposure to commodity price risk. The Company elects hedge accounting for some of its derivatives and classifies the transactions as either cash flow hedges or fair value hedges. From time to time, the Company may also transact futures contracts where hedge accounting is not elected. The Company recognized a loss related to derivatives designated for hedge accounting of approximately $0.4 million for the six months ended September 30, 2023. For derivatives not designated for hedge accounting, the Company recognized a gain of approximately $4.8 million for the six months ended September 30, 2023. See Note H for further information.

OUTLOOK

From the end of the second quarter and through the filing date of this Form 10-Q, multiple domestic steel producers have announced price increases for HRC. According to these announcements, the base price for HRC has increased approximately $300 per ton in total. The Company is currently seeing the lead time for production at steel mills extend into calendar 2024 which is supportive of the increasing HRC prices. The Company believes it is positioned well to support our customers’ needs and expects margin improvement during the third quarter and continuing into the fourth quarter. The Company expects sales volume for the third quarter of fiscal 2024 to be slightly lower than the second quarter volume due primarily to the seasonal impact of holidays.

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

Notwithstanding the identified material weaknesses, the Company's management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition and results of operations for the three months ended September 30, 2023 in accordance with U.S. Generally Accepted Accounting Principles.

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

Plan for Remediation of Material Weakness

In the prior year, the Company identified that the number of accounting personnel and the limited utilization of information technology in its control structure were the primary contributing factors to the material weaknesses identified. The Company hired additional personnel during the fiscal year ended March 31, 2023 ("fiscal 2023") and believes it is adequately staffed to execute the remediation plans developed by management. The previously identified material weaknesses have not been remediated due to ongoing post-acquisition integration during fiscal 2023. The operation of the full business in a new enterprise resource planning ("ERP") system is the most significant piece of this integration. All of the Company's flat-roll segment locations were integrated into the new ERP system as of February 2023. The Company's tubular segment went live under the new ERP system at the start of August 2023. The Company expects the new ERP system to allow for many of the Company’s current manual controls and missing controls to be performed by the design and capabilities of the ERP system rather than relying on manual human execution. With most of the post-acquisition integration completed, the Company expects its additional personnel will be able to dedicate the necessary time during the fiscal year ended March 31, 2024 to improve the design, documentation and execution of internal controls. The Company has also engaged a consultant to assist with remediation efforts and to support the Company's design, documentation and testing of internal controls.

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

Changes in Internal Controls over Financial Reporting

Except as discussed above, there were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended September 30, 2023

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

FRIEDMAN INDUSTRIES, INCORPORATED

Date: November 14, 2023	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)