Form 10-Q
period 2023-12-31
FRIEDMAN INDUSTRIES INC
filed 2024-02-14
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2023

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

At February 14, 2024, the number of shares outstanding of the issuer’s only class of stock was 6,976,311 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

(In thousands, except for share data)

	DECEMBER 31, 2023	MARCH 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$4,009	$2,992
Accounts receivable, net of allowances for bad debts of $138 and $183 at December 31, and March 31, 2023, respectively	44,422	49,367
Inventories	113,901	86,246
Current portion of derivative assets	26	536
Other current assets	8,539	4,515
TOTAL CURRENT ASSETS	170,897	143,656
PROPERTY, PLANT AND EQUIPMENT:
Land	1,670	1,670
Buildings and yard improvements	29,266	28,550
Machinery and equipment	52,021	51,001
Construction in process	4,174	1,167
Less accumulated depreciation	(30,643)	(28,455)
	56,488	53,933
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	377	453
Operating lease right-of-use asset	1,193	1,270
TOTAL ASSETS	$228,955	$199,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$47,870	$36,847
Income taxes payable	2,174	774
Dividends payable	139	148
Contribution to retirement plan	—	350
Employee compensation and related expenses	3,529	4,650
Current portion of financing lease	81	107
Current portion of derivative liability	808	2,212
TOTAL CURRENT LIABILITIES	54,601	45,088
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	103	96
DEFERRED INCOME TAX LIABILITY	4,418	4,357
OTHER NON-CURRENT LIABILITIES	1,127	1,222
ASSET BASED LENDING FACILITY	45,963	33,117
TOTAL LIABILITIES	106,212	83,880
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1: Authorized shares — 10,000,000; Issued shares — 8,868,716 shares at December 31, and March 31, 2023	8,869	8,869
Additional paid-in capital	35,198	35,005
Accumulated other comprehensive loss	—	(317)
Treasury stock at cost (1,896,892 shares and 1,493,128 shares at December 31, and March 31, 2023, respectively)	(12,929)	(7,778)
Retained earnings	91,605	79,653
TOTAL STOCKHOLDERS’ EQUITY	122,743	115,432
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$228,955	$199,312

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2023	2022	2023	2022
Net Sales	$115,973	$111,860	$384,019	$423,356
Costs and expenses:
Costs of products sold	105,531	105,730	351,427	393,876
Selling, general and administrative	4,269	4,701	15,007	15,662
	109,800	110,431	366,434	409,538
EARNINGS FROM OPERATIONS	6,173	1,429	17,585	13,818
Gain (loss) on economic hedges of risk	(4,126)	822	706	7,326
Interest expense	(790)	(448)	(2,135)	(1,498)
Other income	1	4	17	24
EARNINGS BEFORE INCOME TAXES	1,258	1,807	16,173	19,670
Provision for (benefit from) income taxes:
Current	82	448	3,827	4,686
Deferred	(8)	(17)	(41)	(47)
	74	431	3,786	4,639
NET EARNINGS	$1,184	$1,376	$12,387	$15,031

Net earnings per share:
Basic	$0.16	$0.19	$1.69	$2.06
Diluted	$0.16	$0.19	$1.69	$2.06
Cash dividends declared per common share	$0.02	$0.02	$0.06	$0.06

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

(In thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2023	2022	2023	2022
Net earnings	$1,184	$1,376	$12,387	$15,031
Other comprehensive income:
Cash flow hedges, net of tax	—	669	317	9,422
	—	669	317	9,422
Comprehensive income	$1,184	$2,045	$12,704	$24,453

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In thousands)

	NINE MONTHS ENDED DECEMBER 31,
	2023	2022
OPERATING ACTIVITIES
Net earnings	$12,387	$15,031
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	2,293	1,879
Deferred taxes	(41)	(47)
Compensation expense for restricted stock	193	224
Change in postretirement benefits	6	8
Gain recognized on open derivatives not designated for hedge accounting	(894)	(1,353)
Deferred realized gain on derivatives	418	3,156
Decrease (increase) in operating assets, net of amounts acquired in business combination:
Accounts receivable	4,945	(7,402)
Inventories	(27,656)	47,659
Federal income taxes recoverable	—	1,403
Other current assets	(1,621)	428
Increase (decrease) in operating liabilities, net of amounts assumed in business combination:
Accounts payable and accrued expenses	11,058	(20,791)
Income taxes payable	1,400	2,631
Contribution to retirement plan	(350)	100
Employee compensation and related expenses	(1,121)	1,173
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,017	44,099
INVESTING ACTIVITIES
Plateplus business combination	—	(71,720)
Purchase of property, plant and equipment	(4,774)	(8,279)
Increase in cash surrender value of officers’ life insurance	(10)	(10)
NET CASH USED IN INVESTING ACTIVITIES	(4,784)	(80,009)
FINANCING ACTIVITIES
Debt issuance cost	—	(329)
Cash dividends paid	(443)	(442)
Cash paid for principal portion of finance lease	(80)	(79)
Cash paid for share repurchases	(5,151)	(37)
Asset based lending facility proceeds	12,847	26,075
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,173	25,188
INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	3,406	(10,722)
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,386	16,122
CASH AND RESTRICTED CASH AT END OF PERIOD	$8,792	$5,400

Cash and restricted cash at December 31, 2023 and March 31, 2023 included approximately $4.8 million and $2.4 million, respectively, of cash required to collateralize open derivative positions. These amounts are reported in "Other current assets" on the Company's consolidated balance sheets at December 31, 2023 and March 31, 2023. The Company had approximately $1.9 million in restricted cash at December 31, 2022.

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

Business Combinations

The results of a business acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition. The Company allocates the purchase price to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to make significant judgments and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. Acquisition-related transaction costs are expensed in the period in which the costs are incurred.

Reclassifications

The unaudited condensed consolidated financial statements for the previous year may include certain reclassifications to conform to the current presentation. To conform with the current year presentation, “Interest expense” on the unaudited condensed consolidated statements of operations was moved below the calculation of "Earnings From Operations". To conform with the current year presentation, gains of approximately $0.8 million and $7.3 million for the three and nine months ended December 31, 2022 periods, respectively, reported in the prior year as components of "Other income (loss), net" on the unaudited condensed consolidated statement of operations were moved to the line item "Gain (loss) on economic hedges of risk". These reclassifications had no impact on previously reported net earnings or stockholders' equity.

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

The Company recorded one-time transaction specific costs of approximately $1.2 million in the nine months ended December 31, 2022, as a component of “Selling, general and administrative” expenses on the condensed consolidated statement of operations.

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

A summary of inventory values by product group follows (in thousands):

	December 31, 2023	March 31, 2023
Prime Coil Inventory	$97,646	$75,917
Non-Standard Coil Inventory	739	278
Tubular Raw Material	8,187	5,193
Tubular Finished Goods	7,329	4,858
	$113,901	$86,246

Tubular raw material inventory consists of hot-rolled steel coils that the Company will manufacture into pipe. Tubular finished goods inventory consists of pipe the Company has manufactured.

NOTE D – DEBT

         The Company has a $150 million asset-based lending facility ("ABL Facility") in place with JPMorgan Chase Bank, N.A. as the arranging agent and BMO Harris Bank, N.A. as a one-third syndicated participant. The ABL Facility matures on May 19, 2026 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.8% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 15% of the revolving commitment or $22.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve-month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased by up to an aggregate of $25 million, in minimum increments of $5 million. At  December 31, 2023, the Company had a balance of approximately $46.0 million under the ABL Facility with an applicable interest rate of 7.5%. At  December 31, 2023, the Company's applicable borrowing base calculation supported access to approximately $106.1 million of the ABL Facility.

The Company incurred debt issuance costs of approximately $0.4 million in connection with the ABL Facility. The Company recorded these debt issuance costs as non-current other assets and is amortizing these costs on an equal monthly basis over the remaining term of the ABL facility.

 NOTE E — LEASES

The Company was assigned an operating lease associated with the real property and leasehold improvements for the Granite City, IL facility acquired from Plateplus pursuant to the transaction disclosed in Note B. The lease called for quarterly rental payments of approximately $19,000. The Company recognized an initial right-of-use (“ROU”) asset and lease liability of approximately $1.2 million during the June 30, 2022 quarter related to this lease. The Company renewed this lease in January 2024 through August 31, 2028, with extension provisions that include four additional five year terms. The ROU asset and lease liability will be updated during the quarter ending  March 31, 2024. The Company’s lease of its office space in Longview, Texas is the only other operating lease included in the Company's ROU assets and lease liabilities. The lease calls for monthly rent payments of approximately $5,000 and expires on April 30, 2024. The Company’s other operating leases for items such as IT equipment and storage space are either short-term in nature or immaterial.

In October 2019, the Company acquired a new heavy-duty forklift under a 5-year finance lease arrangement with a financed amount of approximately $0.5 million and a monthly payment of approximately $9,000.

The components of expense related to leases for the three and nine months ended December 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Finance lease – amortization of ROU asset	$26	$26	$78	$78
Finance lease – interest on lease liability	1	1	3	3
Operating lease expense	34	34	102	94
	$61	$61	$183	$175

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of December 31, 2023 and March 31, 2023 (in thousands):

	December 31, 2023	March 31, 2023	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$1,193	$1,270	Operating lease right-of-use asset
Finance lease right-of-use asset	411	430	Property, plant & equipment
Total right-of-use assets	$1,604	$1,700
Liabilities
Operating lease liability, current	$66	$101	Accrued expenses
Finance lease liability, current	81	107	Current portion of finance lease
Operating lease liability, non-current	1,127	1,168	Other non-current liabilities
Finance lease liability, non-current	—	54	Other non-current liabilities
Total lease liabilities	$1,274	$1,430

As of December 31, 2023, the weighted-average remaining lease term was 19.4 years for operating leases and 0.8 years for finance leases. The weighted average discount rate was 2.6% for operating leases and 1.9% for finance leases.

Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases
Fiscal 2024 (remainder of fiscal year)	34	27
Fiscal 2025	80	55
Fiscal 2026	75	—
Fiscal 2027	75	—
Fiscal 2028 and beyond	1,237	—
Total undiscounted lease payments	$1,501	$82
Less: imputed interest	(308)	(1)
Present value of lease liability	$1,193	$81

NOTE F — PROPERTY, PLANT AND EQUIPMENT

In October 2022, the Company completed its new facility in Sinton, Texas, which is part of the flat-roll product segment (previously referred to as the coil product segment) at a total completed cost of approximately $22.2 million. The new facility is on the campus of Steel Dynamics, Inc.'s (“SDI”) new flat roll steel mill in Sinton, Texas and consists of an approximately 70,000 square foot building located on approximately 26.5 acres leased from SDI under a 99-year agreement with an annual rental payment of $1. The facility is equipped with a stretcher leveler cut-to-length line that is capable of handling material up to 1” thick, widths up to 96” and yields exceeding 100,000 psi.

At December 31, 2023, the Company's construction in process balance of approximately $4.2 million consisted primarily of projects at the Decatur, AL facility which include approximately $1.5 million associated with a building expansion and $1.8 million associated with upgrading a component of the processing line. The total estimated cost of these projects is $3.8 million with completion of the building expansion expected during the  March 31, 2024 quarter and completion of the processing line upgrade expected during the June 30, 2024 quarter. The remaining construction in process balance is comprised of several smaller projects.

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

The following table summarizes the activity related to restricted stock units (“RSUs”) for the nine months ended December 31, 2023:

		Weighted Average
	Number of Shares	Grant Date Fair Value Per Share
Unvested at March 31, 2023	100,366	$6.08
Granted	—	—
Vested	(40,366)	6.27
Unvested at December 31, 2023	60,000	$5.95

The Company measures compensation expense for RSUs at the market price of the common stock as of the grant date. Compensation expense is recognized over the requisite service period applicable to each award. The Company recorded compensation expense of approximately $0.2 million and $0.2 million in the nine months ended December 31, 2023 and 2022, respectively, relating to the RSUs issued under the Plan. As of December 31, 2023, unrecognized compensation expense related to unvested RSUs was approximately $0.1 million which is expected to be recognized over a weighted average period of approximately 1.0 years. As of December 31, 2023, a total of 122,485 shares were still available to be issued under the Plan.

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

At December 31, 2023, the Company did not have any hot-rolled coil futures contracts designated as hedging instruments and classified as cash flow hedges. At  March 31, 2023, the Company held hot-rolled coil futures contracts which were designated as hedging instruments and classified as cash flow hedges, as hedges of variable sales prices. Accordingly, realized and unrealized gains and losses associated with the instruments were reported as a component of other comprehensive income and reclassified into earnings during the period in which the hedged transaction affects earnings.

During the nine months ended December 31, 2023 and 2022, the Company entered into hot-rolled coil futures contracts that were not designated as hedging instruments for accounting purposes. Accordingly, the change in fair value related to these instruments was immediately recognized in earnings for these periods.

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of December 31, 2023 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives not designated as hedging instruments:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts	Current portion of derivative assets	$26	Current portion of derivative liability	$808

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

At  December 31, 2023, the Company reported approximately $3.0 million in “Accounts payable and accrued expenses” on its Consolidated Balance Sheet related to futures contracts which were closed but were pending cash settlement. At  March 31, 2023, the Company reported approximately $1.6 million in “Other current assets” on its Consolidated Balance Sheet related to futures contracts which were closed but were pending cash settlement.

The following table summarizes the pre-tax gain recognized in other comprehensive income and the loss reclassified from accumulated other comprehensive loss into earnings for derivative financial instruments designated as cash flow hedges for the periods presented (in thousands):

	Pre-Tax Gain Recognized in OCI	Location of Loss Reclassified from AOCI into Net Earnings	Pre- Tax Loss Reclassified from AOCI into Net Earnings
For the three months ended December 31, 2023:
Hot-rolled coil steel contracts	$—	Sales	$—
Total	$—		$—

For the three months ended December 31, 2022:
Hot-rolled coil steel contracts	$22	Sales	$(861)
Total	$22		$(861)

For the nine months ended December 31, 2023:
Hot-rolled coil steel contracts	$—	Sales	$(418)
Total	$—		$(418)

For the nine months ended December 31, 2022:
Hot-rolled coil steel contracts	$9,446	Sales	$(2,977)
Total	$9,446		$(2,977)

The following table summarizes the gain (loss) recognized in earnings for derivative instruments not designated as hedging instruments during the three and nine months ended December 31, 2023 (in thousands):

		Loss Recognized in Earnings
	Location of Loss	for the Three Months Ended
	Recognized in Earnings	December 31, 2023
Hot-rolled coil steel contracts	Gain (loss) on economic hedges of risk	$(4,126)

		Gain Recognized in Earnings
	Location of Gain	for the Nine Months Ended
	Recognized in Earnings	December 31, 2023
Hot-rolled coil steel contracts	Gain (loss) on economic hedges of risk	$706

The following table summarizes the gains recognized in earnings for derivative instruments not designated as hedging instruments during the three and nine months ended December 31, 2022 (in thousands):

		Gain Recognized in Earnings
	Location of Gain	for the Three Months Ended
	Recognized in Earnings	December 31, 2022
Hot-rolled coil steel contracts	Gain (loss) on economic hedges of risk	$822

		Gain Recognized in Earnings
	Location of Gain	for the Nine Months Ended
	Recognized in Earnings	December 31, 2022
Hot-rolled coil steel contracts	Gain (loss) on economic hedges of risk	$7,326

The notional amount (quantity) of our derivative instruments not designated as hedging instruments at December 31, 2023 consisted of 21,140 tons of short positions with maturity dates ranging from January 2024 to June 2024.

The following tables reflect the change in accumulated other comprehensive income (loss), net of tax, for the periods presented (in thousands):

Gain (Loss) on
Derivatives
Balance at March 31, 2023	$(317)
Other comprehensive income, net of loss, before reclassification	—
Total loss reclassified from AOCI (1)	317
Net current period other comprehensive income	317
Balance at December 31, 2023	$—

(1) The loss reclassified from AOCI is presented net of tax benefits of approximately $0.1 million which are included in the provision for income taxes on the Company's Consolidated Statement of Operations for the nine months ended December 31, 2023.

Gain (Loss) on
Derivatives
Balance at March 31, 2022	$(10,269)
Other comprehensive income, net of loss, before reclassification	7,164
Total loss reclassified from AOCI (1)	2,258
Net current period other comprehensive income	9,422
Balance at December 31, 2022	$(847)

(1) The loss reclassified from AOCI is presented net of tax benefits of approximately $0.7 million which are included in the provision for income taxes on the Company's Consolidated Statement of Operations for the nine months ended December 31, 2022.

At  December 31, 2023 and  March 31, 2023, cash of approximately $4.8 million and $2.4 million, respectively, was held by our clearing agent to collateralize our open derivative positions. These cash requirements are included in "Other current assets" on the Company's Consolidated Balance Sheets at  December 31, 2023 and  March 31, 2023.

NOTE I — FAIR VALUE MEASUREMENTS

Accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

●	Level 1 – Quoted prices for identical assets and liabilities in active markets.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At  December 31, 2023, our financial liabilities, net, measured at fair value on a recurring basis were as follows (in thousands):

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(782)	$—	$—	$(782)
Total	$(782)	$—	$—	$(782)

At  March 31, 2023, our financial liabilities, net, measured at fair value on a recurring basis were as follows (in thousands):

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(1,676)	$—	$—	$(1,676)
Total	$(1,676)	$—	$—	$(1,676)

At  December 31, 2023 and  March 31, 2023, the Company did not have any fair value measurements on a non-recurring basis.

NOTE J — SEGMENT INFORMATION (in thousands)

The Flat-roll segment was previously referred to as the Coil segment. The Company is now using Flat-roll to describe the segment due to it being a more common term used in the Company's industry.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net sales
Flat-roll	$106,424	$100,231	$352,148	$372,830
Tubular	9,549	11,629	31,871	50,526
Total net sales	$115,973	$111,860	$384,019	$423,356

Operating profit (loss)
Flat-roll	$8,694	$3,259	$23,650	$15,684
Tubular	(116)	692	2,164	6,136
Total operating profit	8,578	3,951	25,814	21,820
General corporate expenses	(2,405)	(2,522)	(8,229)	(8,002)
Gain (loss) on economic hedges of risk	(4,126)	822	706	7,326
Interest expense	(790)	(448)	(2,135)	(1,498)
Other income	1	4	17	24
Total earnings before income taxes	$1,258	$1,807	$16,173	$19,670

	December 31, 2023	March 31, 2023
Segment assets
Flat-roll	$202,900	$179,780
Tubular	20,419	15,858
	223,319	195,638
Corporate assets	5,636	3,674
	$228,955	$199,312

Operating profit is total net sales less operating expenses, excluding general corporate expenses, gain (loss) on economic hedges of risk, interest expense and other income. General corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate and accounting salaries, professional fees and services, bad debts, retirement plan contribution expense, corporate insurance expenses, restricted stock plan compensation expense and office supplies. At December 31, 2023 and March 31, 2023, Corporate assets consist primarily of cash, restricted cash, unamortized debt issuance costs and the cash value of officers’ life insurance. Although inventory is transferred at cost between product groups, there are no sales between product groups.

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

The Company has two reportable segments: Flat-roll and Tubular. Flat-roll primarily generates revenue from cutting to length hot-rolled steel coils. Flat-roll segment revenue consists of three main product types: Prime Coil, Non-Standard Coil and Customer Owned Coil. Tubular primarily generates revenue from selling steel pipe it has manufactured resulting in a single product type: Manufactured Pipe. The following table disaggregates our revenue by product for each of our reportable business segments for the three and nine months ended December 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Flat-roll Segment:
Prime Coil	$103,748	$99,100	$346,405	$368,583
Non-standard Coil	1,629	796	2,140	3,219
Processing or Storage of Customer Owned Coil	1,047	335	3,603	1,028
	$106,424	$100,231	$352,148	$372,830
Tubular Segment:
Manufactured Pipe	$9,549	$11,629	$31,871	$50,526
	$9,549	$11,629	$31,871	$50,526

NOTE L — STOCKHOLDERS’ EQUITY

During the three months ended December 31, 2023, the Company repurchased 400,041 shares of the Company's common stock from Metal One Corporation for an aggregate purchase price of approximately $5.1 million. In addition, the Board of Directors of the Company authorized a share repurchase program on December 13, 2023 under which the Company may repurchase up to 1,045,774 shares of the Company's outstanding common stock through December 13, 2026, which equates to 15% of the Company's outstanding shares of common stock after the repurchase of shares from Metal One Corporation. The Company did not make any repurchases under this authorization during the quarter ended December 31, 2023.

The following tables reflect the changes in stockholders’ equity for each of the nine months ended December 31, 2023 and December 31, 2022 (in thousands):

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income,	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2023	$8,869	(317)	$35,005	$(7,778)	$79,653	$115,432
Net earnings	—	—	—	—	7,690	7,690
Other comprehensive income	—	317	—	—	—	317
Paid in capital – restricted stock units	—	—	78	—	—	78
Cash dividends ($0.02 per share)	—	—	—	—	(148)	(148)
BALANCE AT JUNE 30, 2023	$8,869	$—	$35,083	$(7,778)	$87,195	$123,369
Net earnings	—	—	—	—	3,513	3,513
Paid in capital – restricted stock units	—	—	78	—	—	78
Repurchase of shares	—	—	—	(3)	—	(3)
Cash dividends ($0.02 per share)	—	—	—	—	(148)	(148)
BALANCE AT SEPTEMBER 30, 2023	$8,869	$—	$35,161	$(7,781)	$90,560	$126,809
Net earnings	—	—	—	—	1,184	1,184
Paid in capital – restricted stock units	—	—	37	—	—	37
Repurchase of shares	—	—	—	(5,148)	—	(5,148)
Cash dividends ($0.02 per share)	—	—	—	—	(139)	(139)
BALANCE AT DECEMBER 31, 2023	$8,869	$—	$35,198	$(12,929)	$91,605	$122,743

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income,	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2022	$8,345	(10,268)	$30,442	$(7,741)	$58,909	$79,687
Net earnings	—	—	—	—	11,184	11,184
Other comprehensive income	—	7,174	—	—	—	7,174
Paid in capital – restricted stock units	—	—	73	—	—	73
Shares issued - Plateplus business combination	516	—	4,268	—	—	4,784
Repurchase of shares	—	—	—	(29)	—	(29)
Cash dividends ($0.02 per share)	—	—	—	—	(158)	(158)
BALANCE AT JUNE 30, 2022	$8,861	$(3,094)	$34,783	$(7,770)	$69,935	$102,715
Net earnings	—	—	—	—	2,471	2,471
Other comprehensive income	—	1,578	—	—	—	1,578
Paid in capital – restricted stock units	—	—	73	—	—	73
Cash dividends ($0.02 per share)	—	—	—	—	(147)	(147)
BALANCE AT SEPTEMBER 30, 2022	$8,861	$(1,516)	$34,856	$(7,770)	$72,259	$106,690
Net earnings	—	—	—	—	1,376	1,376
Other comprehensive income	—	669	—	—	—	669
Issuance of restricted stock	8	—	(8)	—	—	—
Paid in capital – restricted stock units	—	—	78	—	—	78
Repurchase of shares	—	—	—	(7)	—	(7)
Cash dividends ($0.02 per share)	—	—	—	—	(148)	(148)
BALANCE AT DECEMBER 31, 2022	$8,869	$(847)	$34,926	$(7,777)	$73,487	$108,658

NOTE M — OTHER COMPREHENSIVE INCOME

The following table summarizes the tax effects on each component of Other Comprehensive Income for the periods presented (in thousands):

Three Months Ended December 31, 2023
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$—	$—	$—
Other comprehensive income	$—	$—	$—

	Three Months Ended December 31, 2022
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$883	$(213)	$670
Other comprehensive income	$883	$(213)	$670

	Nine Months Ended December 31, 2023
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$418	$(101)	$317
Other comprehensive income	$418	$(101)	$317

	Nine Months Ended December 31, 2022
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$12,423	$(3,001)	$9,422
Other comprehensive income	$12,423	$(3,001)	$9,422

NOTE N — EARNINGS PER SHARE

Basic and dilutive net earnings per share is computed based on the following information (in thousands, except for share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Numerator (basic and diluted)
Net earnings	$1,184	$1,376	$12,387	$15,031
Less: Allocation to unvested restricted stock units	10	19	131	240
Net earnings attributable to common shareholders	$1,174	$1,357	$12,256	$14,791

Denominator (basic and diluted)
Weighted average common shares outstanding	7,245,183	7,275,212	7,274,332	7,196,452

For the nine months ended December 31, 2023 and 2022, the Company allocated dividends and undistributed earnings to the unvested restricted stock units.

As the restricted stock qualifies as participating securities, the following restricted stock units were not accounted in the computation of weighted average diluted common shares outstanding under the two-class method:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Restricted Stock Units	48,840	56,621	42,709	48,510

NOTE O — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of approximately $2.1 million and $1.3 million during the nine months ended December 31, 2023 and 2022, respectively. Additionally, the Company paid income taxes of approximately $2.8 million and $0.4 million during the nine months ended December 31, 2023 and 2022, respectively. During the nine months ended December 31, 2022, the Company issued 516,041 shares of common stock as part of the Plateplus business combination resulting in non-cash investing activity of approximately $4.8 million.

NOTE P — INCOME TAXES

For the nine months ended December 31, 2023 and 2022, the Company recorded an income tax provision of approximately $3.8 million and $4.6 million, respectively. For the nine months ended December 31, 2023 and 2022, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision.

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

Results of Operations

Nine Months Ended December 31, 2023 Compared to Nine Months Ended December 31, 2022

During the nine months ended December 31, 2023 (the “2023 period”), sales and costs of goods sold decreased approximately $39.3 million and $42.4 million, respectively, and gross profit increased approximately $3.1 million compared to the amounts recorded during the nine months ended December 31, 2022 (the “2022 period”). The decrease in sales was primarily related to a decline in the average selling price per ton partially offset by an increase in sales volume. Sales volume for the 2023 period consisted of approximately 375,000 tons from inventory and another 72,000 tons of toll processing customer owned material compared to the 2022 period volume consisting of approximately 335,000 tons from inventory and 34,000 tons of toll processing. The growth in sales volume was primarily related to the Sinton, TX facility operating for the full 2023 period compared to commencing operations during October 2022 of the 2022 period. Gross profit increased from approximately $29.5 million for the 2022 period to approximately $32.6 million for the 2023 period. Gross profit as a percentage of sales increased from approximately 7.0% for the 2022 period to approximately 8.5% for the 2023period. Gross profit for the 2023 period included a recognized loss of approximately $0.4 million related to hedging activities while gross profit for the 2022 period included a recognized loss of approximately $3.0 million related to hedging activities. Excluding the recognized hedging losses, gross profit related to physical material as a percentage of sales was approximately 8.6% for the 2023 period compared to approximately 7.6% for the 2022 period.

Our operating results are significantly impacted by the market price of hot-rolled steel coil ("HRC"). The Company experienced significant volatility in steel price during both the 2023 period and the 2022 period. Entering the 2022 period, HRC prices experienced a sharp and abrupt increase in reaction to the Russian invasion of Ukraine increasing approximately 60% from March 2022 to April 2022. HRC prices then declined approximately 60% until the middle of December 2022. From late November 2022 until April 2023, domestic steel producers announced several rounds of price increases with HRC prices increasing approximately 95% during this time. From the middle of April 2023 and until early October 2023, HRC prices declined approximately 45%. From early October 2023 through the end of the 2023 period, HRC prices increased approximately 66%.  For both the 2023 and 2022 periods, the Company experienced significant increases in steel prices entering the periods with an inflection point in steel price occurring early in each period. As a result both periods experienced similar margin dynamics with stronger margins for the first quarter followed by lower margins for the second quarter and entering the third quarter with margin improvement towards the end of the third quarter.

Flat-roll Segment

Flat-roll product segment sales for the 2023 period totaled approximately $352.1 million compared to approximately $372.8 million for the 2022 period. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales and any sales generated from processing or storage of customer owned material. Flat-roll segment sales for the 2023 period were reduced by approximately $0.4 million for the recognition of hedging related losses. Flat-roll segment sales for the 2022 period were reduced by approximately $3.0 million for the recognition of hedging related losses. Sales generated from processing or storage of customer owned material totaled approximately $3.6 million for the 2023 period compared to approximately $1.0 million for the 2022 period. Sales generated from flat-roll segment inventory, excluding the impact of any hedging related gains or losses, totaled approximately  $348.9 million for the 2023 period compared to approximately $374.8 million for the 2022 period. The average per ton selling price related to these shipments decreased from approximately $1,222 per ton in the 2022 period to approximately $995 per ton in the 2023 period. Flat-roll segment sales volume for the 2023 period consisted of approximately 351,000 tons from inventory and another 72,000 tons of toll processing customer owned material compared to the 2022 period volume consisting of approximately 306,500 tons from inventory and 34,000 tons of toll processing. The growth in sales volume was primarily related to the Sinton, TX facility operating for the full 2023 period compared to commencing operations during October 2022 of the 2022 period. Flat-roll segment operations recorded operating profits of approximately $23.6 million and $15.7 million for the 2023 period and 2022 period, respectively. The operating profit for the 2023 period includes a recognized loss on hedging activities of approximately $0.4 million while the 2022 period operating profit included a recognized loss on hedging activities of approximately $3.0 million.

The Company’s flat-roll segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2023 period totaled approximately $31.9 million compared to approximately $50.5 million for the 2022 period. Tubular segment sales for the 2023 period and 2022 period were not impacted by any hedging related gains or losses. Sales decreased due to a decrease in the average selling price per ton, accompanied by a decline in the volume sold. The average per ton selling price decreased from approximately $1,785 per ton in the 2022 period to approximately $1,319 per ton in the 2023 period. Tons sold decreased from approximately 28,500 tons in the 2022 period to approximately 24,000 tons in the 2023 period. The tubular segment recorded operating profits of approximately $2.2 million and $6.1 million for the 2023 period and 2022 period, respectively.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2023 period, selling, general and administrative costs decreased approximately $0.7 million compared to the 2022 period. This decrease is primarily related to the 2022 period containing one-time costs associated with the Plateplus transaction with this decrease being partially offset by increased payroll and benefits expense in the 2023 period associated with a higher employee count.

Income Taxes

Income taxes decreased from a provision for the 2022 period of approximately $4.6 million to a provision for the 2023 period of approximately $3.8 million. This decrease was primarily related to the lower earnings before income tax for the 2023 period. The income tax provision as a percentage of earnings before tax was approximately 23.4% and 23.6% for the 2023 period and 2022 period, respectively. For both periods, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state income taxes in the provision.

Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

During the three months ended December 31, 2023 (the “2023 quarter”), sales increased approximately $4.1 million, costs of goods sold decreased approximately $0.2 million, and gross profit increased approximately $4.3 million compared to the amounts recorded during the three months ended December 31, 2022 (the “2022 quarter”). The increase in sales was primarily related to an increase in sales volume partially offset  by a decrease in the average selling price per ton. Sales volume for the 2023 quarter consisted of approximately 118,000 tons from inventory and another 22,000 tons of toll processing customer owned material compared to the 2022 quarter volume consisting of approximately 113,000 tons from inventory and 13,000 tons of toll processing. The growth in sales volume was primarily related to the increased production at the Company's Sinton, TX facility which commenced operations in October 2022. Gross profit increased from approximately $6.1 million for the 2022 quarter to approximately $10.4 million for the 2023 quarter. Gross profit as a percentage of sales increased from approximately 5.5% for the 2022 quarter to approximately 9.0% for the 2023 quarter. Gross profit for the 2022 quarter included a recognized loss of approximately $0.9 million related to hedging activities, while the 2023 quarter gross profit was not impacted by any hedging activities. Excluding the recognized hedging losses, gross profit related to physical material as a percentage of sales was approximately 6.2% for the 2022 quarter.

Our operating results are significantly impacted by the market price of HRC. The Company experienced an inflection point in HRC price during the 2023 quarter with prices increasing approximately 66% from early October 2023 and through the end of the 2023 quarter. As a result, the Company experienced considerable physical margin improvement in the second half of the 2023 quarter. In the 2022 quarter, HRC price declined approximately 22% until rising in the second half of December 2022. With the prevailing downward price trend during the 2022 quarter the Company experienced lower physical margins.

Flat-roll Segment

Flat-roll product segment sales for the 2023 quarter totaled approximately $106.4 million compared to approximately $100.2 million for the 2022 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any hedging related gains or losses that are captured in sales and any sales generated from processing or storage of customer owned material. Flat-roll segment sales for the 2022 quarter were reduced by approximately $0.9 million for the recognition of hedging related losses, while 2023 quarter sales were not impacted by any hedging related gains or losses. Sales generated from processing or storage of customer owned material totaled approximately $1.0 million for the 2023 quarter compared to approximately $0.3 million for the 2022 quarter. Sales generated from flat-roll segment inventory, excluding the impact of any hedging related gains or losses, totaled approximately  $105.4 million for the 2023 quarter compared to approximately $100.8 million for the 2022 quarter. The average per ton selling price related to these shipments increased from approximately $949 per ton in the 2022 quarter to approximately $960 per ton in the 2023 quarter. Sales volume for the 2023 quarter consisted of approximately 110,000 tons from inventory and another 22,000 tons of toll processing customer owned material compared to the 2022 quarter volume consisting of approximately 106,000 tons from inventory and 13,000 tons of toll processing. The growth in sales volume was primarily related to the increased production at the Company's Sinton, TX facility which commenced operations in October 2022. Flat-roll segment operations recorded operating profits of approximately $8.7 million and $3.3 million for the 2023 quarter and 2022 quarter, respectively. The operating profit for the 2022 quarter included a recognized loss on hedging activities of approximately $0.9 million, while operating profit for the 2023 quarter was not impacted by any hedging related gains or losses.

The Company’s flat-roll segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2023 quarter totaled approximately $9.5 million compared to approximately $11.6 million for the 2022 quarter. Tubular segment sales for the 2023 quarter and 2022 quarter were not impacted by any hedging related gains or losses. Sales decreased due to a decrease in the average selling price per ton, partially offset by an increase in the volume sold. The average per ton selling price decreased from approximately $1,648 per ton in the 2022 quarter to approximately $1,164 per ton in the 2023 quarter. Tons sold increased from approximately 7,000 tons in the 2022 quarter to approximately 8,000 tons in the 2023 quarter. The tubular segment recorded an operating loss of approximately $0.1 million for the 2023 quarter compared to recording operating profit of approximately $0.7 million for the 2022 quarter.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2023 quarter, selling, general and administrative costs decreased approximately $0.4 million compared to the 2022 quarter. This decrease is primarily related to decreased payroll and benefits expense in the 2023 quarter.

Income Taxes

Income taxes decreased from a provision for the 2022 quarter of approximately $0.4 million to a provision for the 2023 quarter of approximately $0.1 million. This decrease was primarily related to lower earnings before taxes for the 2023 quarter and adjustment to interim tax estimates during the 2023 quarter. The income tax provision as a percentage of earnings before tax was approximately 5.9% and 23.9% for the three months ended December 31, 2023 and 2022, respectively. For the 2023 quarter, the effective tax rate differed from the federal statutory rate due primarily to the adjustment of tax estimates mentioned above. For the 2022 quarter, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state income taxes in the provision.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s current ratio was 3.1 at December 31, 2023 and 3.2 at March 31, 2023. Working capital was approximately $116.3 million at December 31, 2023 and $98.6 million at March 31, 2023.

During the nine months ended December 31, 2023, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash and restricted cash increased due primarily to cash generated from operating activities and cash drawn on the Company's credit facility being greater than cash used for investing activities. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

The Company has a $150 million asset-based lending facility ("ABL Facility") which matures on May 19, 2026 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.8% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 15% of the revolving commitment or $22.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased by up to an aggregate of $25 million, in minimum increments of $5 million. At December 31, 2023, the Company had a balance of approximately $46.0 million under the ABL Facility with an applicable interest rate of 7.5%. At December 31, 2023, the Company's applicable borrowing base calculation supported access to approximately $106.1 million of the ABL Facility. As of the filing date of this Form 10-Q, the Company had borrowings of approximately $49.9 million outstanding under the ABL Facility and the Company's most recent borrowing base calculation provided access to approximately $110.6 million of the ABL Facility.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 12 months.

HEDGING ACTIVITIES

The Company utilizes hot-rolled coil futures to manage price risk on unsold inventory and longer-term fixed price sales agreements. The Company has elected hedge accounting for some of its hedging activities previously but most recently the Company has classified its hedging activities as economic hedges of risk with mark-to-market ("MTM") accounting treatment. Hedging decisions are intended to protect the value of the Company's inventory and produce more consistent financial results over price cycles. The Company recognized a loss related to futures designated for hedge accounting of approximately $0.4 million for the nine months ended December 31, 2023 with all of this recognition occurring during the first fiscal quarter ended June 30, 2023. For the three months ended December 31, 2023, the Company recognized a loss related to economic hedges of risk of approximately $4.1 million. For the nine months ended December 31, 2023, the Company recognized a gain related to economic hedges of risk of approximately $0.7 million. With MTM accounting treatment it is possible that hedging related gains or losses might be recognized in a different fiscal quarter than the corresponding improvement or contraction in our physical margins. The Company experienced an inflection point in steel prices during the quarter ended December 31, 2023 with both HRC price and the futures prices increasing. This resulted in physical margins improving in the second half of the quarter with this margin improvement being partially offset by hedging losses. The Company expects to recognize the appreciation of its inventory value through increased physical margins on fiscal fourth quarter sales. See Note H for additional information related to the Company's hedging activities.

OUTLOOK

The Company expects to conclude fiscal year March 31, 2024 with a strong fourth fiscal quarter characterized by solid margins associated with a considerable increase in HRC price entering the fourth quarter. Sales volume for the fourth quarter of fiscal 2024 is expected to be slightly higher than the third quarter volume.

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

Notwithstanding the identified material weaknesses, the Company's management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition and results of operations for the three months ended December 31, 2023 in accordance with U.S. Generally Accepted Accounting Principles.

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

Changes in Internal Controls over Financial Reporting

Except as discussed above, there were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended December 31, 2023

Part II — OTHER INFORMATION

Item 5. Other Information

During the three months ended December 31, 2023, none of our officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c), respectively, of Regulation S-K, for the purchase or sale of our securities.

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

FRIEDMAN INDUSTRIES, INCORPORATED

Date: February 14, 2024	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)