Form 10-Q
period 2024-06-30
FRIEDMAN INDUSTRIES INC
filed 2024-08-08
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

At August 8, 2024, the number of shares outstanding of the issuer’s only class of stock was 6,969,695 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

(In thousands, except for share data)

	JUNE 30, 2024	MARCH 31, 2024
ASSETS
CURRENT ASSETS:
Cash	$4,146	$2,891
Accounts receivable, net of allowances for credit losses and cash discounts of $138 and $97 at June 30, and March 31, 2024, respectively	37,755	47,329
Inventories	119,802	115,804
Current portion of derivative assets	12	74
Other current assets	701	3,966
TOTAL CURRENT ASSETS	162,416	170,064
PROPERTY, PLANT AND EQUIPMENT:
Land	1,670	1,670
Buildings and yard improvements	30,906	30,900
Machinery and equipment	54,280	53,607
Construction in process	2,332	1,977
Less accumulated depreciation	(32,145)	(31,396)
	57,043	56,758
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	333	356
Operating lease right-of-use asset	2,998	2,841
TOTAL ASSETS	$222,790	$230,019
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$34,403	$43,886
Income taxes payable	2,823	2,213
Dividends payable	279	279
Employee compensation and related expenses	1,252	5,989
Current portion of financing lease	27	54
Current portion of derivative liability	16	1,686
TOTAL CURRENT LIABILITIES	38,800	54,107
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	106	105
DEFERRED INCOME TAX LIABILITY	5,247	5,257
NON-CURRENT LEASE LIABILITIES	2,863	2,782
ASSET BASED LENDING FACILITY	46,087	40,293
TOTAL LIABILITIES	93,103	102,544
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1: Authorized shares — 10,000,000; Issued shares — 8,873,203 shares at June 30, and March 31, 2024	8,873	8,873
Additional paid-in capital	35,294	35,247
Treasury stock at cost (1,903,508 shares and 1,896,892 shares at June 30, and March 31, 2024, respectively)	(13,052)	(12,929)
Retained earnings	98,572	96,284
TOTAL STOCKHOLDERS’ EQUITY	129,687	127,475
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$222,790	$230,019

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except per share data)

	THREE MONTHS ENDED
	JUNE 30,
	2024	2023
Net Sales	$114,551	$137,298
Costs and expenses:
Cost of materials sold	96,414	108,203
Processing and warehousing expense	8,178	6,606
Delivery expense	6,051	5,446
Selling, general and administrative	4,511	5,937
Depreciation and amortization	795	749
	115,949	126,941
EARNINGS (LOSS) FROM OPERATIONS	(1,398)	10,357
Gain on economic hedges of risk	5,375	430
Interest expense	(681)	(540)
Other income	3	6
EARNINGS BEFORE INCOME TAXES	3,299	10,253
Provision for (benefit from) income taxes:
Current	742	2,580
Deferred	(10)	(17)
	732	2,563
NET EARNINGS	$2,567	$7,690
Net earnings per share:
Basic	$0.37	$1.04
Diluted	$0.37	$1.04
Cash dividends declared per common share	$0.04	$0.02

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

(In thousands)

	THREE MONTHS ENDED
	JUNE 30,
	2024	2023
Net earnings	$2,567	$7,690
Other comprehensive income:
Cash flow hedges, net of tax	—	317
	—	317
Comprehensive income	$2,567	$8,007

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In thousands)

	THREE MONTHS ENDED JUNE 30,
	2024	2023
OPERATING ACTIVITIES
Net earnings	$2,567	$7,690
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization	795	771
Deferred taxes	(10)	(17)
Compensation expense for restricted stock	47	78
Change in postretirement benefits	1	2
Gain recognized on open derivatives not designated for hedge accounting	(1,608)	(956)
Deferred realized gain on derivatives	—	418
Right-of-use asset	(27)	—
Decrease (increase) in operating assets:
Accounts receivable	9,574	2,592
Inventories	(3,998)	(14,900)
Other current assets	260	553
Decrease (increase) in operating liabilities:
Accounts payable and accrued expenses	(9,533)	(851)
Income taxes payable	610	2,057
Contribution to retirement plan	—	(350)
Employee compensation and related expenses	(4,737)	(1,670)
NET CASH USED IN OPERATING ACTIVITIES	(6,059)	(4,583)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,054)	(450)
Increase in cash surrender value of officers’ life insurance	(3)	(2)
NET CASH USED IN INVESTING ACTIVITIES	(1,057)	(452)
FINANCING ACTIVITIES
Cash dividends paid	(279)	(148)
Cash paid for principal portion of finance lease	(27)	(26)
Cash paid for share repurchases	(123)	—
Borrowings on asset based lending facility	198,871	204,312
Repayments on asset based lending facility	(193,077)	(198,131)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,365	6,007
INCREASE (DECREASE) IN CASH AND RESTRICED CASH	(1,751)	972
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,897	5,386
CASH AND RESTRICTED CASH AT END OF PERIOD	$4,146	$6,358

The Company did not have any restricted cash at June 30, 2024. Cash and restricted cash at March 31, 2024 included approximately $3.0 million of cash required to collateralize open derivative positions with this amount reported in "Other current assets" on the Company's consolidated balance sheet at March 31, 2024.

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes of Friedman Industries, Incorporated (the “Company”) included in its annual report on Form 10-K for the year ended March 31, 2024.

Reclassifications

The consolidated financial statements for the previous year may include certain reclassifications to conform to the current presentation. To conform with the current year presentation, “Cost of products sold” on the consolidated statements of operations was broken down into four separate line items: "Cost of materials sold", "Processing and warehousing expense", "Delivery expense" and "Depreciation and Amortization". The Company believes this increased level of detail provides financial statement users with a better understanding of the Company's expenses. "Cost of materials sold" represent the delivered cost of inventory sold. "Processing and warehousing expense" represents the operating costs at our processing facilities. "Delivery expense" represents the costs of delivering products to customers. The amount the Company charged customers for delivery of products is reported within "Net sales" on the consolidated statements of operations. These reclassifications had no impact on previously reported net earnings or stockholders' equity.

NOTE B — INVENTORIES

The Company operates in two segments: the flat-roll segment and the tubular segment. Both flat-roll segment and tubular segment inventories consist of raw material and finished goods. Cost for substantially all of the Company's inventory is determined using the average cost method. All inventories are valued at the lower of cost or net realizable value. Flat-roll raw material inventory consists of steel coils the Company will process into sheet and plate. Flat-roll finished goods consists of processed sheet and plate inventory. Tubular raw material inventory consists of hot-rolled steel coils that the Company will manufacture into pipe. Tubular finished goods inventory consists of pipe the Company has manufactured.

A summary of inventory values by product group follows (in thousands):

	June 30, 2024	March 31, 2024
Flat-Roll raw material	$89,847	$85,483
Flat-Roll finished goods	17,717	17,030
Tubular raw material	5,447	4,185
Tubular finished goods	6,791	9,106
	$119,802	$115,804

NOTE C – DEBT

         The Company has a $150 million asset-based lending facility ("ABL Facility") in place with JPMorgan Chase Bank, N.A. as the arranging agent and BMO Harris Bank, N.A. as a one-third syndicated participant. The ABL Facility matures on May 19, 2026 and is secured by substantially all of the assets of the Company. The
Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.8% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 15% of the revolving commitment or $22.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve-month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased by up to an aggregate of $25 million, in minimum increments of $5 million. At  June 30, 2024, the Company had a balance of approximately $46.1 million under the ABL Facility with an applicable interest rate of 7.5%. At  June 30, 2024, the Company's applicable borrowing base calculation supported access to approximately $112.4 million of the ABL Facility.

The Company incurred debt issuance costs of approximately $0.4 million in connection with the ABL Facility. The Company recorded these debt issuance costs as non-current other assets and is amortizing these costs on an equal monthly basis over the remaining term of the ABL facility.

 NOTE D — LEASES

The Company has an operating lease for the Granite City, IL facility with an expiration date of August 31, 2028 with optional renewal provisions for up to 4 renewal terms of five years each. The lease calls for monthly rental payments that adjust on an annual basis. The monthly rental payment in place at June 30, 2024 and remaining in place until adjustment in September 2024 is approximately $13,000 per month. The anticipated execution of renewal options for this lease is included in the ROU asset and lease liability calculation. The Company has an operating lease for administrative office space in The Woodlands, TX with an expiration date of February 28, 2029 and a renewal option for one additional 60 month term. The lease calls for monthly rental payments that adjust on an annual basis. The monthly rental payment in place at June 30, 2024 and remaining in place until adjustment in March 2025 is approximately $11,000 per month. The Company’s lease of its office space in Longview, Texas is the only other operating lease included in the Company's ROU assets and lease liabilities. This lease was renewed in April 2024 for a 36 month term expiring on April 30, 2027 with monthly rental payments of approximately $5,000. The Company’s other operating leases for items such as IT equipment and storage space are either short-term in nature or immaterial.

In October 2019, the Company acquired equipment under a 5-year finance lease arrangement with a financed amount of approximately $0.5 million and a monthly payment of approximately $9,000.

The components of expense related to leases for the three months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended
	June 30,
	2024	2023
Finance lease – amortization of ROU asset	$27	$26
Finance lease – interest on lease liability	—	1
Operating lease expense	60	34
	$87	$61

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of June 30, 2024 and March 31, 2024 (in thousands):

	June 30, 2024	March 31, 2024	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$2,998	$2,841	Operating lease right-of-use asset
Finance lease right-of-use asset	398	404	Property, plant & equipment
Total right-of-use assets	$3,396	$3,245
Liabilities
Operating lease liability, current	$149	$101	Accrued expenses
Finance lease liability, current	27	54	Current portion of finance lease
Operating lease liability, non-current	2,863	2,782	Non-current lease liabilities
Total lease liabilities	$3,039	$2,937

As of June 30, 2024, the weighted-average remaining lease term was 19.5 years for operating leases and 0.2 years for finance leases. The weighted average discount rate was 7.5% for operating leases and 1.9% for finance leases.

Maturities of lease liabilities as of June 30, 2024 were as follows (in thousands):

	Operating Leases	Finance Leases
Fiscal 2025 (remainder of fiscal year)	267	27
Fiscal 2026	363	—
Fiscal 2027	371	—
Fiscal 2028	324	—
Fiscal 2029 and beyond	5,043	—
Total undiscounted lease payments	$6,368	$27
Less: imputed interest	(3,356)	—
Present value of lease liability	$3,012	$27

NOTE E — PROPERTY, PLANT AND EQUIPMENT

At June 30, 2024, the Company's construction in process balance of approximately $2.3 million consisted primarily of approximately $1.9 million associated with a processing line upgrade at the Decatur, AL facility. This upgrade is expected to be completed in August 2024. The remaining construction in process balance is comprised of several smaller projects.

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

The following table summarizes the activity related to restricted stock units (“RSUs”) for the three months ended June 30, 2024:

		Weighted Average
	Number of Shares	Grant Date Fair Value Per Share
Unvested at March 31, 2024	64,487	$6.62
Cancelled or forfeited	—	—
Granted	—	—
Vested	(34,000)	6.26
Unvested at June 30, 2024	30,487	$7.03

The Company measures compensation expense for RSUs at the market price of the common stock as of the grant date. Compensation expense is recognized over the requisite service period applicable to each award. The Company recorded compensation expense of approximately $0.1 million and $0.1 million in the three months ended June 30, 2024 and 2023, respectively, relating to the RSUs issued under the Plan. As of June 30, 2024, unrecognized compensation expense related to unvested RSUs was approximately $0.1 million which is expected to be recognized over a weighted average period of approximately 0.6 years. As of June 30, 2024, a total of 117,998 shares were still available to be issued under the Plan.

NOTE G — DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we expect to utilize hot-rolled coil futures or options to reduce our exposure to commodity price risk that is inherent in our business. For the three months ended June 30, 2024, all of the Company's hedging activities were classified as economic hedges of risk with mark-to-market ("MTM") accounting treatment. For the three months ended June 30, 2023, the Company had hedging activities classified as cash flow hedges with hedge accounting treatment according to the requirements of ASC 815– Derivatives and Hedging and hedging activities classified as economic hedges of  risk with MTM accounting treatment. By using derivatives, the Company is exposed to credit and market risk. The Company’s exposure to credit risk includes the counterparty’s failure to fulfill its performance obligations under the terms of the derivative contract. The Company attempts to minimize its credit risk by entering into transactions with high quality counterparties and uses exchange-traded derivatives when available. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in commodity prices. The Company manages market risk by continually monitoring exposure within its risk management strategy and portfolio. For any transactions designated as hedging instruments for accounting purposes, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of hedged items.

The Company has forward physical purchase supply agreements in place with some of its suppliers for a portion of its monthly physical steel needs. These supply agreements are not subject to mark-to-market accounting due to the Company electing the normal purchase normal sale exclusion provided in ASC 815.

At June 30, 2024 and  March 31, 2024,the Company did not have any hot-rolled coil futures contracts designated as hedging instruments and classified as cash flow or fair value hedges.

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of June 30, 2024 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives not designated as hedging instruments:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts	Current portion of derivative assets	$12	Current portion of derivative liability	$16

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of March 31, 2024 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives not designated as hedging instruments:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts	Current portion of derivative assets	$74	Current portion of derivative liability	$1,686

All derivatives are presented on a gross basis on the Consolidated Balance Sheets.

During the three months ended June 30, 2024 and 2023, the Company entered into hot-rolled coil futures contracts that were not designated as hedging instruments for accounting purposes. Accordingly, the change in fair value related to these instruments was immediately recognized in earnings for these periods. During the three months ended June 30, 2024 and 2023, the Company did not designate any transactions as hedging instruments for accounting purposes. During the three months ended June 30, 2023, the Company reclassified the loss associated with previously designated cash flow hedges into earnings during the period.

The following table summarizes the pre-tax gain (loss) recognized in other comprehensive income and the loss reclassified from accumulated other comprehensive income into earnings for derivative financial instruments designated as cash flow hedges for the three months ended June 30, 2023 (in thousands):

	Pre-Tax Gain (Loss) Recognized in OCI	Location of Loss Reclassified from AOCI into Net Earnings	Pre- Tax Loss Reclassified from AOCI into Net Earnings
For the three months ended June 30, 2023:
Hot-rolled coil steel contracts	$—	Sales	$(418)
Total	$—		$(418)

The following table summarizes the gain recognized in earnings for derivative instruments not designated as hedging instruments during the three months ended June 30, 2024 (in thousands):

		Gain Recognized in Earnings
	Location of Gain	for the Three Months Ended
	Recognized in Earnings	June 30, 2024
Hot-rolled coil steel contracts	Gain on economic hedges of risk	$5,375

The following table summarizes the gain recognized in earnings for derivative instruments not designated as hedging instruments during the three months ended June 30, 2023 (in thousands):

		Gain Recognized in Earnings
	Location of Gain	for the Three Months Ended
	Recognized in Earnings	June 30, 2023
Hot-rolled coil steel contracts	Gain on economic hedges of risk	$430

The notional amount (quantity) of our derivative instruments not designated as hedging instruments at June 30, 2024 consisted of 280 tons of short positions with maturity dates ranging from July 2024 to December 2024 and 220 tons of long positions with a September 2024 maturity date.

The following tables reflect the change in accumulated other comprehensive income (loss), net of tax, for the three months ended June 30, 2023 (in thousands):

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

The Company did not have any restricted cash at June 30, 2024 associated with open derivative positions. At  March 31, 2024, cash of approximately $3.0 million was held by our clearing agent to collateralize open derivative positions with this amount reported in "Other current assets" on the Company's consolidated balance sheet at  March 31, 2024.

NOTE H — FAIR VALUE MEASUREMENTS

Accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

●	Level 1 – Quoted prices for identical assets and liabilities in active markets.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At  June 30, 2024, our financial liabilities, net, measured at fair value on a recurring basis were as follows (in thousands):

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(4)	$—	$—	$(4)
Total	$(4)	$—	$—	$(4)

At  March 31, 2024, our financial liabilities, net, measured at fair value on a recurring basis were as follows (in thousands):

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(1,612)	$—	$—	$(1,612)
Total	$(1,612)	$—	$—	$(1,612)

At  June 30, 2024 and  March 31, 2024, the Company did not have any fair value measurements on a non-recurring basis.

NOTE I — SEGMENT INFORMATION (in thousands)

The Company is engaged in the steel processing, pipe manufacturing and processing and steel and pipe distribution business. Within the Company, there are two product groups: flat-roll and tubular. The Company’s flat-roll operations consists primarily of converting steel coils into flat sheet and plate steel cut to customer specifications. Through its tubular operations, the Company purchases, processes, manufactures and markets tubular products. The following is a summary of significant financial information relating to the product groups (in thousands):

	Three Months Ended
	June 30,
	2024	2023
NET SALES:
Flat-Roll	$103,387	$125,197
Tubular	11,164	12,101
TOTAL NET SALES	$114,551	$137,298
OPERATING PROFIT (LOSS):
Flat-Roll	$2,666	$11,814
Tubular	(1,185)	2,264
TOTAL OPERATING PROFIT	1,481	14,078
General corporate expenses	(2,879)	(3,721)
Gain on economic hedges of risk	5,375	430
Interest expense	(681)	(540)
Other income	3	6
TOTAL EARNINGS BEFORE INCOME TAXES	$3,299	$10,253

	June 30, 2024	March 31, 2024
IDENTIFIABLE ASSETS:
Flat-Roll	$199,090	$205,797
Tubular	18,027	19,589
	217,117	225,386
General corporate assets	5,673	4,633
	$222,790	$230,019

Operating profit is total net sales less operating expenses, excluding general corporate expenses, gain (loss) on economic hedges of risk, interest expense and other income. General corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate and accounting salaries, professional fees and services, bad debts, retirement plan contribution expense, corporate insurance expenses, restricted stock plan compensation expense and office supplies. At June 30, 2024 and March 31, 2024, corporate assets consist primarily of cash, restricted cash, unamortized debt issuance costs and the cash value of officers’ life insurance. Although inventory is transferred at cost between product groups, there are no sales between product groups.

NOTE J — REVENUE

Revenue is generated primarily from contracts to manufacture or process steel products. Most of the Company’s revenue is generated by sales of material out of the Company’s inventory but a portion of the Company’s revenue is derived from processing or storage of customer owned material. Generally, the Company’s performance obligations are satisfied, control of our products is transferred, and revenue is recognized at a single point in time, when title transfers to our customer for product shipped or when services are provided. Revenues are recorded net of any sales incentives. Shipping and other transportation costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Costs related to obtaining sales contracts are incidental and expensed when incurred. Because customers are invoiced at the time title transfers and the Company’s rights to consideration are unconditional at that time, the Company does not maintain contract asset balances. Additionally, the Company does not maintain contract liability balances, as performance obligations are satisfied prior to customer payment for product. The Company offers industry standard payment terms.

The Company has two reportable segments: Flat-Roll and Tubular. Flat-roll primarily generates revenue from cutting to length hot-rolled steel coils. Flat-roll segment revenue consists of two product types: Company Owned Flat-Roll Products and Processing or Storage of Customer Owned Coil. Tubular primarily generates revenue from selling steel pipe it has manufactured resulting in a single product type: Manufactured Pipe.

The following table disaggregates our revenue by product for each of our reportable business segments for the three months ended June 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended
	June 30,
	2024	2023
Flat-Roll Segment:
Company Owned Flat-Roll Products	101,834	123,973
Processing or Storage of Customer Owned Coil	1,553	1,224
	103,387	125,197
Tubular Segment:
Manufactured Pipe	11,164	12,101
	11,164	12,101

NOTE K — STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for each of the three months ended June 30, 2024 and June 30, 2023 (in thousands):

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income,	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2024	$8,873	—	$35,247	$(12,929)	$96,284	$127,475
Net earnings	—	—	—	—	2,567	2,567
Paid in capital – restricted stock units	—	—	47	—	—	47
Repurchase of shares	—	—	—	(123)	—	(123)
Cash dividends ($0.04 per share)	—	—	—	—	(279)	(279)
BALANCE AT JUNE 30, 2024	$8,873	$—	$35,294	$(13,052)	$98,572	$129,687

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income,	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2023	$8,869	(317)	$35,005	$(7,778)	$79,653	$115,432
Net earnings	—	—	—	—	7,690	7,690
Other comprehensive income	—	317	—	—	—	317
Paid in capital – restricted stock units	—	—	78	—	—	78
Cash dividends ($0.02 per share)	—	—	—	—	(148)	(148)
BALANCE AT JUNE 30, 2023	$8,869	$—	$35,083	$(7,778)	$87,195	$123,369

NOTE L — OTHER COMPREHENSIVE INCOME

The following table summarizes the tax effects on each component of Other Comprehensive Income for the three months ended June 30, 2023 (in thousands):

	Three Months Ended June 30, 2023
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$418	$(101)	$317
Other comprehensive income	$418	$(101)	$317

NOTE M — EARNINGS PER SHARE

Basic and dilutive net earnings per share is computed based on the following information (in thousands, except for share data):

	Three Months Ended
	June 30,
	2024	2023
Numerator (basic and diluted)
Net earnings	$2,567	$7,690
Less: Allocation to unvested restricted stock units	11	90
Net earnings attributable to common shareholders	$2,556	$7,600

Denominator (basic and diluted)
Weighted average common shares outstanding	6,939,208	7,288,906

For the three months ended June 30, 2024 and 2023, the Company allocated dividends and undistributed earnings to the unvested restricted stock units.

As the restricted stock qualifies as participating securities, the following restricted stock units were not accounted in the computation of weighted average diluted common shares outstanding under the two-class method:

	Three Months Ended
	June 30,
	2024	2023
Restricted Stock Units	24,218	60,524

NOTE N — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of approximately $0.7 million and $0.5 million during the three months ended June 30, 2024 and 2023, respectively. Additionally, the Company paid income taxes of approximately $113,000 and $47,000 during the three months ended June 30, 2024 and 2023, respectively.

NOTE O — INCOME TAXES

For the three months ended June 30, 2024 and three months ended June 30, 2023, the Company recorded an income tax provisions of approximately $0.7 million and $2.6 million, respectively. For the three months ended June 30, 2024, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision with this impact partially reduced by the tax effect of restricted stock vesting during the quarter. For the three months ended June 30, 2023, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision.

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

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

During the three months ended June 30, 2024 (the “2024 quarter”), sales, costs of materials and gross margin decreased approximately $22.7 million, $11.8 million and $10.9 million, respectively, compared to the amounts recorded during the three months ended June 30, 2023 (the “2023 quarter”). The decrease in sales was associated with both a decline in sales volume and a decrease in the average selling price per ton. Sales volume for the 2024 quarter consisted of approximately 119,000 tons from inventory and another 24,000 tons of toll processing customer owned material compared to the 2023 quarter volume consisting of approximately 129,000 tons from inventory and 24,000 tons of toll processing. The decline in sales volume for the 2024 quarter was related to a combination of challenging conditions for some of our customers and extended planned downtime for equipment upgrades and maintenance at the Company's Sinton and Decatur facilities. Gross margin was approximately $18.1 million for the 2024 quarter compared to approximately $29.1 million for the 2023 quarter. Gross margin is calculated as net sales minus cost of materials sold. Gross margin as a percentage of sales was approximately 15.8% for the 2024 quarter compared to approximately 21.2% for the 2023 quarter.

Our operating results are significantly impacted by the market price of hot-rolled steel coil ("HRC"). Entering the 2023 quarter, HRC prices had increased approximately 95% from November 2022 to April 2023. As a result, the Company experienced strong physical margins during the 2023 quarter. Entering the 2024 quarter, HRC prices were on a predominately declining trend dropping approximately 40% from January 2024 through the end of the 2024 quarter. As a result, the Company experienced compressed physical margins during the 2024 quarter. The Company utilizes HRC futures to partially manage exposure to commodity price risk. The Company recognized hedging related gains of approximately $5.4 million in the 2024 quarter compared to hedging activities having a neutral impact on the 2023 quarter results.

Flat-roll Segment

Flat-roll product segment sales for the 2024 quarter totaled approximately $103.4 million compared to approximately $125.2 million for the 2023 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any sales generated from processing or storage of customer owned material. Sales generated from processing or storage of customer owned material totaled approximately $1.6 million for the 2024 quarter compared to approximately $1.2 million for the 2023 quarter. Sales generated from flat-roll segment inventory totaled approximately $101.8 million for the 2024 quarter compared to approximately $124.0 million for the 2023 quarter. The average per ton selling price related to these shipments decreased from approximately $1,038 per ton in the 2023 quarter to approximately $932 per ton in the 2024 quarter. Sales volume for the 2024 quarter consisted of approximately 109,000 tons from inventory and another 24,000 tons of toll processing customer owned material compared to the 2023 quarter volume consisting of approximately 120,000 tons from inventory and 24,000 tons of toll processing. The decline in sales volume for the 2024 quarter was related to a combination of challenging conditions for some of our customers and extended planned downtime for equipment upgrades and maintenance at the Company's Sinton and Decatur facilities. Flat-roll segment operations recorded operating profits of approximately $2.7 million and $11.8 million for the 2024 quarter and 2023 quarter, respectively.

The Company’s flat-roll segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2024 quarter totaled approximately $11.2 million compared to approximately $12.1 million for the 2023 quarter. Sales decreased due primarily to a decrease in the average selling price per ton from approximately $1,358 per ton for the 2023 quarter to approximately $1,140 per ton for the 2024 quarter. Sales volume was comparable between period with approximately 10,000 tons sold in the 2024 quarter compared to approximately 9,000 tons sold in the 2023 quarter. The tubular segment recorded an operating loss of approximately $1.2 million for the 2024 quarter compared to recording operating profit of approximately $2.3 million for the 2023 quarter.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2024 quarter, selling, general and administrative costs decreased approximately $1.4 million compared to the 2023 quarter. This decrease is primarily related to lower incentive compensation expense due to the lower earnings in the 2024 quarter.

Income Taxes

Income taxes decreased from a provision for the 2023 quarter of approximately $2.6 million to a provision for the 2024 quarter of approximately $0.7 million. This decrease was primarily related to lower earnings before taxes for the 2024 quarter. The income tax provision as a percentage of earnings before tax was approximately 22.2% and 25.0% for the three months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision with this impact partially reduced by the tax effect of restricted stock vesting during the quarter. For the three months ended June 30, 2023, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s current ratio amounted to 4.2 at June 30, 2024 and 3.1 at March 31, 2024. Working capital was approximately $123.6 million at June 30, 2024 and $116.0 million at March 31, 2024.

During the three months ended June 30, 2024, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash and restricted cash decreased due primarily to cash used in operating activities and investing activities exceeding cash provided by financing activities. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

The Company has a $150 million asset-based lending facility ("ABL Facility") which matures on May 19, 2026 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.8% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 15% of the revolving commitment or $22.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased by up to an aggregate of $25 million, in minimum increments of $5 million. At June 30, 2024, the Company had a balance of approximately $46.1 million under the ABL Facility with an applicable interest rate of 7.5%. At June 30, 2024, the Company's applicable borrowing base calculation supported access to approximately $112.4 million of the ABL Facility. As of the filing date of this Form 10-Q, the Company had borrowings of approximately $50.6 million outstanding under the ABL Facility and the Company's most recent borrowing base calculation provided access to approximately $120.2 million of the ABL Facility.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 12 months.

HEDGING ACTIVITIES

The Company utilizes hot-rolled coil futures to manage price risk on unsold inventory and longer-term fixed price sales agreements. The Company has elected hedge accounting for some of its hedging activities previously but most recently the Company has classified its hedging activities as economic hedges of risk with mark-to-market ("MTM") accounting treatment. Hedging decisions are intended to protect the value of the Company's inventory and produce more consistent financial results over price cycles. The Company recognized a gain of approximately $5.4 million in the 2024 quarter related to it hedging activities with all of this being classified as economic hedges of risk. With MTM accounting treatment it is possible that hedging related gains or losses might be recognized in a different fiscal quarter or fiscal year than the corresponding improvement or contraction in our physical margins. See Note G for additional information related to the Company's hedging activities.

OUTLOOK

The Company expects sales volume for its second quarter of fiscal 2025 to be similar to the sales volume for the first quarter. The second quarter started with further decline in HRC price but as of the filing date of this Form 10-Q, HRC index prices have started to increase and HRC futures are pricing in further increases. The Company may experience a generally challenging margin environment in the second quarter but, if sustained, the increasing HRC price should result in improved physical margins toward the end of the second quarter and entering the third quarter.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from any estimates. The Company did not identify any significant estimates or judgements related to the consolidated financial statements and accompanying notes presented in this Form 10-Q filing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended). We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to us is recorded, processed, summarized and reported to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2024 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended June 30, 2024

Part II — OTHER INFORMATION

Item 5. Other Information

During the three months ended June 30, 2024, none of our officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c), respectively, of Regulation S-K, for the purchase or sale of our securities.

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

FRIEDMAN INDUSTRIES, INCORPORATED

Date: August 8, 2024	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)