Form 10-Q
period 2024-09-30
FRIEDMAN INDUSTRIES INC
filed 2024-11-12
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

At November 12, 2024, the number of shares outstanding of the issuer’s only class of stock was 6,966,510 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

(In thousands, except for share data)

	SEPTEMBER 30, 2024	MARCH 31, 2024
ASSETS
CURRENT ASSETS:
Cash	$2,473	$2,891
Accounts receivable, net of allowances for credit losses and cash discounts of $147 and $97 at September 30, and March 31, 2024, respectively	39,620	47,329
Inventories	105,051	115,804
Current portion of derivative assets	18	74
Other current assets	882	3,966
TOTAL CURRENT ASSETS	148,044	170,064
PROPERTY, PLANT AND EQUIPMENT:
Land	1,670	1,670
Buildings and yard improvements	30,906	30,900
Machinery and equipment	56,359	53,607
Construction in process	805	1,977
Less accumulated depreciation	(32,871)	(31,396)
TOTAL PROPERTY, PLANT AND EQUIPMENT	56,869	56,758
OTHER ASSETS:
Cash value of officers’ life insurance and other assets	1,307	356
Operating lease right-of-use asset	2,947	2,841
TOTAL ASSETS	$209,167	$230,019
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$34,642	$43,886
Income taxes payable	195	2,213
Dividends payable	279	279
Employee compensation and related expenses	1,249	5,989
Current portion of financing lease	—	54
Current portion of derivative liability	1	1,686
TOTAL CURRENT LIABILITIES	36,366	54,107
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	113	105
DEFERRED INCOME TAX LIABILITY	5,239	5,257
NON-CURRENT LEASE LIABILITIES	2,828	2,782
ASSET BASED LENDING FACILITY	35,857	40,293
TOTAL LIABILITIES	80,403	102,544
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1: Authorized shares — 10,000,000; Issued shares — 8,873,203 shares at September 30, and March 31, 2024	8,873	8,873
Additional paid-in capital	35,336	35,247
Treasury stock at cost (1,904,258 shares and 1,896,892 shares at September 30, and March 31, 2024, respectively)	(13,063)	(12,929)
Retained earnings	97,618	96,284
TOTAL STOCKHOLDERS’ EQUITY	128,764	127,475
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$209,167	$230,019

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023
Net Sales	$106,759	$130,748	$221,310	$268,046
Costs and expenses:
Cost of materials sold (excludes items shown separately below)	88,761	110,275	184,656	217,911
Processing and warehousing expense	7,861	7,409	16,558	14,582
Delivery expense	5,381	6,521	11,432	11,966
Selling, general and administrative	3,935	4,729	8,446	10,667
Depreciation and amortization	823	759	1,618	1,508
Loss on disposal of property, plant and equipment	222	—	222	—
	106,983	129,693	222,932	256,634
EARNINGS (LOSS) FROM OPERATIONS	(224)	1,055	(1,622)	11,412
Gain on economic hedges of risk	194	4,402	5,569	4,832
Interest expense	(869)	(805)	(1,550)	(1,345)
Other income (expense)	(3)	10	—	16
EARNINGS (LOSS) BEFORE INCOME TAXES	(902)	4,662	2,397	14,915
Provision for (benefit from) income taxes:
Current	(219)	1,165	523	3,745
Deferred	(8)	(16)	(18)	(33)
	(227)	1,149	505	3,712
NET EARNINGS (LOSS)	$(675)	$3,513	$1,892	$11,203
Net earnings (loss) per share:
Basic	$(0.10)	$0.48	$0.27	$1.52
Diluted	$(0.10)	$0.48	$0.27	$1.52
Cash dividends declared per common share	$0.04	$0.02	$0.08	$0.04

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

(In thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023
Net earnings (loss)	$(675)	$3,513	$1,892	$11,203
Other comprehensive income (loss):
Cash flow hedges, net of tax	—	—	—	317
	—	—	—	317
Comprehensive income (loss)	$(675)	$3,513	$1,892	$11,520

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In thousands)

	SIX MONTHS ENDED SEPTEMBER 30,
	2024	2023
OPERATING ACTIVITIES
Net earnings	$1,892	$11,203
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	1,618	1,531
Deferred taxes	(18)	(33)
Compensation expense for restricted stock	89	156
Change in postretirement benefits	8	4
Gain recognized on open derivatives not designated for hedge accounting	(1,629)	(1,969)
Deferred realized gain on derivatives	—	418
Loss on disposal of property, plant and equipment	222	—
Right-of-use asset	(8)	—
Decrease (increase) in operating assets:
Accounts receivable	7,709	(2,958)
Inventories	10,753	(18,256)
Other current assets	141	(2,369)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(9,295)	(7,411)
Income taxes payable	(2,018)	1,128
Contribution to retirement plan	—	(350)
Employee compensation and related expenses	(4,740)	(1,330)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,724	(20,236)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,900)	(2,883)
Deposit on steel processing equipment	(1,000)	—
Increase in cash surrender value of officers’ life insurance	(2)	(7)
NET CASH USED IN INVESTING ACTIVITIES	(2,902)	(2,890)
FINANCING ACTIVITIES
Cash dividends paid	(557)	(295)
Cash paid for principal portion of finance lease	(54)	(53)
Cash paid for share repurchases	(134)	(4)
Borrowings on asset based lending facility	326,988	420,178
Repayments on asset based lending facility	(331,424)	(398,934)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,181)	20,892
DECREASE IN CASH AND RESTRICTED CASH	(3,359)	(2,234)
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,897	5,386
CASH AND RESTRICTED CASH AT END OF PERIOD	$2,538	$3,152

Cash and restricted cash at September 30, 2024 and March 31, 2024 included approximately $0.1 million and $3.0 million, respectively, of cash required to collateralize open derivative positions. These amounts are reported in "Other current assets" on the Company's consolidated balance sheets at September 30, 2024 and March 31, 2024. The Company did not have any restricted cash as of September 30, 2023.

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

Reclassifications

The consolidated financial statements for the previous year may include certain reclassifications to conform to the current presentation. To conform with the current year presentation, “Cost of products sold” on the consolidated statements of operations was broken down into four separate line items: "Cost of materials sold", "Processing and warehousing expense", "Delivery expense" and "Depreciation and amortization". The Company believes this increased level of detail provides financial statement users with a better understanding of the Company's expenses. "Cost of materials sold" represent the costs associated with direct materials. "Processing and warehousing expense" represents the operating costs at our processing facilities. "Delivery expense" represents the costs of delivering products to customers. The amount the Company charged customers for delivery of products is reported within "Net sales" on the consolidated statements of operations. These reclassifications had no impact on previously reported net earnings or stockholders' equity.

NOTE B — NEW ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 will require more detailed information about the types of expenses in commonly presented income statement captions such as “Cost of sales” and “Selling, general and administrative expenses”. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is evaluating the impact that adoption of the provisions of ASU 2024-03 will have on its consolidated financial statements but does not expect a material impact.

NOTE C — INVENTORIES

The Company operates in two segments: the flat-roll segment and the tubular segment. Both flat-roll segment and tubular segment inventories consist of raw material and finished goods. Cost for substantially all of the Company's inventory is determined using the average cost method. All inventories are valued at the lower of cost or net realizable value. Flat-roll raw material inventory consists of steel coils the Company will process into sheet and plate. Flat-roll finished goods consists of processed sheet and plate inventory. Tubular raw material inventory consists of hot-rolled steel coils that the Company will manufacture into pipe. Tubular finished goods inventory consists of pipe the Company has manufactured. Inventory costs include the costs of the purchased metals, inbound freight, transfer freight, certain external processing, internal processing, direct labor and applicable overhead costs. On the Consolidated Statements of Operations, "Cost of materials sold (excludes items shown separately below)" consists of the cost of purchased metals, inbound freight, transfer freight and certain external processing costs.

A summary of inventory values by product group follows (in thousands):

	September 30, 2024	March 31, 2024
Flat-Roll raw material	$78,789	$85,483
Flat-Roll finished goods	15,724	17,030
Tubular raw material	4,126	4,185
Tubular finished goods	6,412	9,106
	$105,051	$115,804

NOTE D — DEBT

         The Company has a $150 million asset-based lending facility ("ABL Facility") in place with JPMorgan Chase Bank, N.A. as the arranging agent and BMO Harris Bank, N.A. as a one-third syndicated participant. The ABL Facility matures on May 19, 2026 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.8% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 15% of the revolving commitment or $22.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve-month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased by up to an aggregate of $25 million, in minimum increments of $5 million. At  September 30, 2024, the Company had a balance of approximately $35.9 million under the ABL Facility with an applicable interest rate of 7.0%. At  September 30, 2024, the Company's applicable borrowing base calculation supported access to approximately $104.7 million of the ABL Facility.

The Company incurred debt issuance costs of approximately $0.4 million in connection with the ABL Facility. The Company recorded these debt issuance costs as non-current other assets and is amortizing these costs on an equal monthly basis over the remaining term of the ABL facility.

 NOTE E — LEASES

The Company has an operating lease for the Granite City, IL facility with an expiration date of August 31, 2028 and optional renewal provisions for up to 4 renewal terms of five years each. The lease calls for monthly rental payments that adjust on an annual basis. The monthly rental payment in place at September 30, 2024 and remaining in place until adjustment in September 2025 is approximately $13,000 per month. The anticipated execution of renewal options for this lease is included in the ROU asset and lease liability calculation. The Company has an operating lease for administrative office space in The Woodlands, TX with an expiration date of February 28, 2029 and a renewal option for one additional 60 month term. The lease calls for monthly rental payments that adjust on an annual basis. The monthly rental payment in place at September 30, 2024 and remaining in place until adjustment in March 2025 is approximately $11,000 per month. The Company’s lease of its office space in Longview, Texas is the only other operating lease included in the Company's ROU assets and lease liabilities. This lease expires on April 30, 2027 and calls for monthly rental payments of approximately $5,000. The Company’s other operating leases for items such as IT equipment and storage space are either short-term in nature or immaterial.

In October 2019, the Company acquired equipment under a 5-year finance lease arrangement with a financed amount of approximately $0.5 million and a monthly payment of approximately $9,000. The last payment under this lease was made in October 2024.

The components of expense related to leases for the three and six months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Finance lease – amortization of ROU asset	$27	$26	$54	$52
Finance lease – interest on lease liability	—	1	—	2
Operating lease expense	108	34	168	68
	$135	$61	$222	$122

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of September 30, 2024 and March 31, 2024 (in thousands):

	September 30, 2024	March 31, 2024	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$2,947	$2,841	Operating lease right-of-use asset
Finance lease right-of-use asset	391	404	Property, plant & equipment
Total right-of-use assets	$3,338	$3,245
Liabilities
Operating lease liability, current	$153	$101	Accrued expenses
Finance lease liability, current	—	54	Current portion of finance lease
Operating lease liability, non-current	2,828	2,782	Non-current lease liabilities
Total lease liabilities	$2,981	$2,937

As of September 30, 2024, the weighted-average remaining lease term was 19.4 years for operating leases. The weighted average discount rate was 7.5% for operating leases.

Maturities of lease liabilities as of September 30, 2024 were as follows (in thousands):

	Operating Leases	Finance Leases
Fiscal 2025 (remainder of fiscal year)	179	—
Fiscal 2026	363	—
Fiscal 2027	371	—
Fiscal 2028	324	—
Fiscal 2029 and beyond	5,043	—
Total undiscounted lease payments	$6,280	$—
Less: imputed interest	(3,299)	—
Present value of lease liability	$2,981	$—

NOTE F — PROPERTY, PLANT AND EQUIPMENT

At September 30, 2024, the Company's construction in process balance of approximately $0.8 million consisted of several smaller projects among our facilities. In August 2024, a processing line upgrade at the Decatur, AL facility was placed into service at a cost of approximately $1.9 million and a loss of approximately $0.2 million was recognized for disposal of the replaced equipment.

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

The following table summarizes the activity related to restricted stock units (“RSUs”) for the six months ended September 30, 2024:

		Weighted Average
	Number of Shares	Grant Date Fair Value Per Share
Unvested at March 31, 2024	64,487	$6.62
Cancelled or forfeited	—	—
Granted	—	—
Vested	(36,000)	6.64
Unvested at September 30, 2024	28,487	$6.61

The Company measures compensation expense for RSUs at the market price of the common stock as of the grant date. Compensation expense is recognized over the requisite service period applicable to each award. The Company recorded compensation expense of approximately $0.1 million and $0.2 million in the six months ended September 30, 2024 and 2023, respectively, relating to the RSUs issued under the Plan. As of September 30, 2024, unrecognized compensation expense related to unvested RSUs was approximately $48,000 which is expected to be recognized over a weighted average period of approximately 0.4 years. As of September 30, 2024, a total of 117,998 shares were still available to be issued under the Plan.

NOTE H — DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we expect to utilize hot-rolled coil futures or options to reduce our exposure to commodity price risk that is inherent in our business. For the six months ended September 30, 2024, all of the Company's hedging activities were classified as economic hedges of risk with mark-to-market ("MTM") accounting treatment. For the six months ended September 30, 2023, the Company had hedging activities classified as cash flow hedges with hedge accounting treatment according to the requirements of ASC 815– Derivatives and Hedging and hedging activities classified as economic hedges of  risk with MTM accounting treatment. By using derivatives, the Company is exposed to credit and market risk. The Company’s exposure to credit risk includes the counterparty’s failure to fulfill its performance obligations under the terms of the derivative contract. The Company attempts to minimize its credit risk by entering into transactions with high quality counterparties and uses exchange-traded derivatives when available. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in commodity prices. The Company manages market risk by continually monitoring exposure within its risk management strategy and portfolio. For any transactions designated as hedging instruments for accounting purposes, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of hedged items.

The Company has forward physical purchase supply agreements in place with some of its suppliers for a portion of its monthly physical steel needs. These supply agreements are not subject to mark-to-market accounting due to the Company electing the normal purchase normal sale exclusion provided in ASC 815.

At September 30, 2024 and  March 31, 2024, the Company did not have any hot-rolled coil futures contracts designated as hedging instruments and classified as cash flow or fair value hedges.

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of September 30, 2024 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives not designated as hedging instruments:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts	Current portion of derivative assets	$18	Current portion of derivative liability	$1

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

During the six months ended September 30, 2024 and 2023, the Company entered into hot-rolled coil futures contracts that were not designated as hedging instruments for accounting purposes. Accordingly, the change in fair value related to these instruments was immediately recognized in earnings for these periods. During the six months ended September 30, 2024 and 2023, the Company did not designate any transactions as hedging instruments for accounting purposes. During the six months ended September 30, 2023, the Company reclassified the loss associated with previously designated cash flow hedges into earnings during the period.

The following table summarizes the pre-tax gain (loss) recognized in other comprehensive income and the loss reclassified from accumulated other comprehensive income into earnings for derivative financial instruments designated as cash flow hedges for the six months ended September 30, 2023 (in thousands):

			Pre-Tax
			Loss Reclassified from
	Pre-Tax Gain (Loss)	Location of Loss Reclassified	AOCI into Net
	Recognized in OCI	from AOCI into Net Earnings	Earnings
For the six months ended September 30, 2023:
Hot-rolled coil steel contracts	$—	Sales	$(418)
Total	$—		$(418)

The following table summarizes the gain recognized in earnings for derivative instruments not designated as hedging instruments during the three and six months ended September 30, 2024 (in thousands):

		Gain Recognized in Earnings
	Location of Gain	for the Three Months Ended
	Recognized in Earnings	September 30, 2024
Hot-rolled coil steel contracts	Gain on economic hedges of risk	$194

		Gain Recognized in Earnings
	Location of Gain	for the Six Months Ended
	Recognized in Earnings	September 30, 2024
Hot-rolled coil steel contracts	Gain on economic hedges of risk	$5,569

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

The notional amount (quantity) of our derivative instruments not designated as hedging instruments at September 30, 2024 consisted of 1,820 tons of short positions with maturity dates ranging from October 2024 to June 2025 and 100 tons of long positions with maturity dates of  November 2024 and January 2025.

The following tables reflect the change in accumulated other comprehensive income (loss), net of tax, for the six months ended September 30, 2023 (in thousands):

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

At September 30, 2024 and  March 31, 2024, cash of approximately $0.1 million and $3.0 million, respectively, was held by our clearing agent to collateralize our open derivative positions. These cash requirements are included in "Other current assets" on the Company's Consolidated Balance Sheets at September 30, 2024 and   March 31, 2024.

NOTE I — FAIR VALUE MEASUREMENTS

Accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

●	Level 1 – Quoted prices for identical assets and liabilities in active markets.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At  September 30, 2024, our financial assets, net, measured at fair value on a recurring basis were as follows (in thousands):

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial assets, net	$17	$—	$—	$17
Total	$17	$—	$—	$17

At  March 31, 2024, our financial liabilities, net, measured at fair value on a recurring basis were as follows (in thousands):

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(1,612)	$—	$—	$(1,612)
Total	$(1,612)	$—	$—	$(1,612)

At  September 30, 2024 and  March 31, 2024, the Company did not have any fair value measurements on a non-recurring basis.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
NET SALES:
Flat-Roll	$97,379	$120,527	$200,766	$245,724
Tubular	9,380	10,221	20,544	22,322
TOTAL NET SALES	$106,759	$130,748	$221,310	$268,046
OPERATING PROFIT (LOSS):
Flat-Roll	$2,669	$3,142	$5,335	$14,956
Tubular	(582)	16	(1,767)	2,280
TOTAL OPERATING PROFIT	2,087	3,158	3,568	17,236
General corporate expenses	(2,311)	(2,103)	(5,190)	(5,824)
Gain on economic hedges of risk	194	4,402	5,569	4,832
Interest expense	(869)	(805)	(1,550)	(1,345)
Other income (loss)	(3)	10	—	16
TOTAL EARNINGS (LOSS) BEFORE INCOME TAXES	$(902)	$4,662	$2,397	$14,915

	September 30, 2024	March 31, 2024
IDENTIFIABLE ASSETS:
Flat-Roll	$189,601	$205,797
Tubular	15,271	19,589
	204,872	225,386
General corporate assets	4,295	4,633
	$209,167	$230,019

Operating profit (loss) is total net sales less operating expenses, excluding general corporate expenses, gain on economic hedges of risk, interest expense and other income (loss). General corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate and accounting salaries, professional fees and services, bad debts, retirement plan contribution expense, corporate insurance expenses, restricted stock plan compensation expense and office supplies. At September 30, 2024 and March 31, 2024, corporate assets consist primarily of cash, restricted cash, leased administrative office right-of-use assets, unamortized debt issuance costs and the cash value of officers’ life insurance. Although inventory is transferred at cost between product groups, there are no sales between product groups.

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

The following table disaggregates our revenue by product for each of our reportable business segments for the three and six months ended September 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Flat-Roll Segment:
Company Owned Flat-Roll Products	96,232	119,195	198,066	243,168
Processing or Storage of Customer Owned Coil	1,147	1,332	2,700	2,556
	97,379	120,527	200,766	245,724
Tubular Segment:
Manufactured Pipe	9,380	10,221	20,544	22,322
	9,380	10,221	20,544	22,322

NOTE L — STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for each of the six months ended September 30, 2024 and September 30, 2023 (in thousands):

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income,	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2024	$8,873	—	$35,247	$(12,929)	$96,284	$127,475
Net earnings	—	—	—	—	2,567	2,567
Paid in capital – restricted stock units	—	—	47	—	—	47
Repurchase of shares	—	—	—	(123)	—	(123)
Cash dividends ($0.04 per share)	—	—	—	—	(279)	(279)
BALANCE AT JUNE 30, 2024	$8,873	$—	$35,294	$(13,052)	$98,572	$129,687
Net loss	—	—	—	—	(675)	(675)
Paid in capital – restricted stock units	—	—	42	—	—	42
Repurchase of shares	—	—	—	(11)	—	(11)
Cash dividends ($0.04 per share)	—	—	—	—	(279)	(279)
BALANCE AT SEPTEMBER 30, 2024	$8,873	$—	$35,336	$(13,063)	$97,618	$128,764

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income,	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2023	$8,869	(317)	$35,005	$(7,778)	$79,653	$115,432
Net earnings	—	—	—	—	7,690	7,690
Other comprehensive income	—	317	—	—	—	317
Paid in capital – restricted stock units	—	—	78	—	—	78
Cash dividends ($0.02 per share)	—	—	—	—	(148)	(148)
BALANCE AT JUNE 30, 2023	$8,869	$—	$35,083	$(7,778)	$87,195	$123,369
Net earnings	—	—	—	—	3,513	3,513
Paid in capital – restricted stock units	—	—	78	—	—	78
Repurchase of shares	—	—	—	(3)	—	(3)
Cash dividends ($0.02 per share)	—	—	—	—	(148)	(148)
BALANCE AT SEPTEMBER 30, 2023	$8,869	$—	$35,161	$(7,781)	$90,560	$126,809

NOTE M — OTHER COMPREHENSIVE INCOME

The following table summarizes the tax effects on each component of Other Comprehensive Income for the six months ended September 30, 2023 (in thousands):

	Six Months Ended September 30, 2023
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$418	$(101)	$317
Other comprehensive income	$418	$(101)	$317

NOTE N — EARNINGS PER SHARE

Basic and dilutive net earnings per share is computed based on the following information (in thousands, except for share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator (basic and diluted)
Net earnings (loss)	$(675)	$3,513	$1,892	$11,203
Less: Allocation to unvested restricted stock units	1	41	8	131
Net earnings (loss) attributable to common shareholders	$(676)	$3,472	$1,884	$11,072

Denominator (basic and diluted)
Weighted average common shares outstanding	6,939,416	7,288,906	6,939,312	7,288,906

For the six months ended September 30, 2024 and 2023, the Company allocated dividends and undistributed earnings to the unvested restricted stock units.

As the restricted stock qualifies as participating securities, the following restricted stock units were not accounted in the computation of weighted average diluted common shares outstanding under the two-class method:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Restricted Stock Units	24,049	72,910	22,997	67,712

NOTE O — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of approximately $1.6 million and $1.2 million during the six months ended September 30, 2024 and 2023, respectively. Additionally, the Company paid income taxes of approximately $2.9 million and $2.7 million during the six months ended September 30, 2024 and 2023, respectively.

NOTE P — INCOME TAXES

For the six months ended September 30, 2024 and six months ended September 30, 2023, the Company recorded income tax provisions of approximately $0.5 million and $3.7 million, respectively. For the six months ended September 30, 2024, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision with this impact partially reduced by the tax effect of restricted stock vesting during the period. For the six months ended September 30, 2023, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision.

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

Results of Operations

Six Months Ended September 30, 2024 Compared to Six Months Ended September 30, 2023

During the six months ended September 30, 2024 (the “2024 period”), sales, cost of materials sold and adjusted gross profit decreased approximately $46.7 million, $33.3 million and $13.4 million, respectively, compared to the amounts recorded during the six months ended September 30, 2023 (the “2023 period”). The decrease in sales was associated with both a decline in sales volume and a decrease in the average selling price per ton. Sales volume for the 2024 period consisted of approximately 240,000 tons from inventory and another 42,000 tons of toll processing customer owned material compared to the 2023 period volume consisting of approximately 258,000 tons from inventory and 50,000 tons of toll processing. The decline in sales volume for the 2024 period was related to a combination of challenging conditions for some of our customers and extended planned downtime for equipment upgrades and maintenance at the Company's Sinton and Decatur facilities. Adjusted gross profit was approximately $36.7 million for the 2024 period compared to approximately $50.1 million for the 2023 period. Adjusted gross profit as a percentage of sales was approximately 16.6% for the 2024 period compared to approximately 18.7% for the 2023 period.

Our operating results are significantly impacted by the market price of hot-rolled steel coil ("HRC"). Entering the 2023 period, HRC prices had increased approximately 95% from November 2022 to April 2023. HRC prices then declined approximately 18% by the end of the 2023 period. As a result, the 2023 period benefitted from strong physical margins during the first half of the period and then experienced margin compression during the second half of the period. Entering the 2024 period, HRC prices were on a predominately declining trend dropping approximately 40% from January 2024 through the middle of August 2024. As a result, the Company experienced compressed physical margins throughout the 2024 period. The Company utilizes HRC futures to partially manage exposure to commodity price risk. The Company recognized hedging related gains of approximately $5.6 million and $4.8 million in the 2024 and 2023 periods, respectively.

Flat-roll Segment

Flat-roll product segment sales for the 2024 period totaled approximately $200.8 million compared to approximately $245.7 million for the 2023 period. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any sales generated from processing or storage of customer owned material. Sales generated from processing or storage of customer owned material totaled approximately $2.7 million for the 2024 period compared to approximately $2.6 million for the 2023 period. Sales generated from flat-roll segment inventory totaled approximately $198.1 million for the 2024 period compared to approximately $243.1 million for the 2023 period. The average per ton selling price related to these shipments decreased from approximately $1,011 per ton in the 2023 period to approximately $895 per ton in the 2024 period. Sales volume for the 2024 period consisted of approximately 221,500 tons from inventory and another 42,000 tons of toll processing customer owned material compared to the 2023 period volume consisting of approximately 241,000 tons from inventory and 50,000 tons of toll processing. The decline in sales volume for the 2024 quarter was related to a combination of challenging conditions for some of our customers and extended planned downtime for equipment upgrades and maintenance at the Company's Sinton and Decatur facilities. Flat-roll segment operations recorded operating profits of approximately $5.3 million and $15.0 million for the 2024 period and 2023 period, respectively.

The Company’s flat-roll segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2024 period totaled approximately $20.5 million compared to approximately $22.3 million for the 2023 period. Sales decreased primarily due to a decrease in the average selling price per ton from approximately $1,290 per ton for the 2023 period to approximately $1,087 per ton for the 2024 quarter. Tons sold increased from approximately 17,500 tons in the 2023 period to approximately 19,000 tons in the 2024 period. The tubular segment recorded an operating loss of approximately $1.8 million for the 2024 period compared to recording operating profit of approximately $2.3 million for the 2023 period.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2024 period, selling, general and administrative costs decreased approximately $2.2 million compared to the 2023 period. This decrease is primarily related to lower incentive compensation expense due to the lower earnings in the 2024 period.

Income Taxes

Income taxes decreased from a provision for the 2023 period of approximately $3.7 million to a provision for the 2024 period of approximately $0.5 million. This decrease was primarily related to lower earnings before taxes for the 2024 period. The income tax provision as a percentage of earnings before tax was approximately 21.1% and 24.9% for the six months ended September 30, 2024 and 2023, respectively. For the six months ended September 30, 2024, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision with this impact partially reduced by the tax effect of restricted stock vesting during the period. For the six months ended September 30, 2023, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

During the three months ended September 30, 2024 (the “2024 quarter”), sales, cost of materials sold and adjusted gross profit decreased approximately $24.0 million, $21.5 million and $2.5 million, respectively, compared to the amounts recorded during the three months ended September 30, 2023 (the “2023 quarter”). The decrease in sales was associated with both a decline in sales volume and a decrease in the average selling price per ton. Sales volume for the 2024 quarter consisted of approximately 121,500 tons from inventory and another 18,000 tons of toll processing customer owned material compared to the 2023 quarter volume consisting of approximately 129,500 tons from inventory and 26,000 tons of toll processing. The decline in sales volume for the 2024 quarter was related to a combination of weaker demand among some customers and hesitancy among others given the political uncertainty at the time. Adjusted gross profit was approximately $18.0 million for the 2024 quarter compared to approximately $20.5 million for the 2023 quarter. Adjusted gross profit as a percentage of sales was approximately 16.9% for the 2024 quarter compared to approximately 15.7% for the 2023 quarter.

Our operating results are significantly impacted by the market price of hot-rolled steel coil ("HRC"). HRC price declined approximately 25% during the 2023 quarter with this decline being part of a downward price cycle which commenced in April 2023. From April 2023 and to the end of the 2023 quarter, HRC price declined approximately 45%. As a result, the Company experienced compressed margins during the 2023 quarter. Entering the 2024 quarter, HRC prices were on a predominately declining trend dropping approximately 40% from January 2024 through the middle of the 2024 quarter. As a result, the Company experienced compressed physical margins during the 2024 quarter. The Company utilizes HRC futures to partially manage exposure to commodity price risk. The Company recognized hedging related gains of approximately $0.2 million and $4.4 million in the 2024 and 2023 quarters, respectively.

Flat-roll Segment

Flat-roll product segment sales for the 2024 quarter totaled approximately $97.4 million compared to approximately $120.5 million for the 2023 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any sales generated from processing or storage of customer owned material. Sales generated from processing or storage of customer owned material totaled approximately $1.1 million for the 2024 quarter compared to approximately $1.3 million for the 2023 quarter. Sales generated from flat-roll segment inventory totaled approximately $96.2 million for the 2024 quarter compared to approximately $119.2 million for the 2023 quarter. The average per ton selling price related to these shipments decreased from approximately $983 per ton in the 2023 quarter to approximately $858 per ton in the 2024 quarter. Sales volume for the 2024 quarter consisted of approximately 112,000 tons from inventory and another 18,000 tons of toll processing customer owned material compared to the 2023 quarter volume consisting of approximately 121,000 tons from inventory and 26,000 tons of toll processing. The decline in sales volume for the 2024 quarter was related to a combination of weaker demand among some customers and hesitancy among others given the political uncertainty at the time. Flat-roll segment operations recorded operating profits of approximately $2.7 million and $3.1 million for the 2024 quarter and 2023 quarter, respectively.

The Company’s flat-roll segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2024 quarter totaled approximately $9.4 million compared to approximately $10.2 million for the 2023 quarter. Sales decreased due primarily to a decrease in the average selling price per ton from approximately $1,217 per ton for the 2023 quarter to approximately $1,030 per ton for the 2024 quarter. Sales volume was comparable between the periods with approximately 9,000 tons sold in the 2024 quarter compared to approximately 8,500 tons sold in the 2023 quarter. The tubular segment recorded an operating loss of approximately $0.6 million for the 2024 quarter compared to a break even operating profit for the 2023 quarter.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2024 quarter, selling, general and administrative costs decreased approximately $0.8 million compared to the 2023 quarter. This decrease is primarily related to lower incentive compensation expense due to the lower earnings in the 2024 quarter.

Income Taxes

Income taxes decreased from a provision for the 2023 quarter of approximately $1.1 million to a benefit for the 2024 quarter of approximately $0.2 million. This decrease was primarily related to lower earnings before taxes for the 2024 quarter. The income tax provision or benefit as a percentage of earnings or loss before tax was approximately 25.2% and 24.6% for the three months ended September 30, 2024 and 2023, respectively. For both periods, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision.

Non-GAAP Information

The non-GAAP measure adjusted gross profit is used in this Management's Discussion and Analysis. Adjusted gross profit is calculated as sales minus cost of materials sold. Cost of materials sold is a discrete line on our statements of operations and represents the cost associated with direct materials. To provide financial statement users with a better understanding of the Company's expenses, cost of sales is disaggregated on our statements of operations into the line items cost of materials sold, processing and warehousing expense, delivery expense and depreciation and amortization. The Company believes adjusted gross profit is a meaningful measure because our cost structure and operating results are significantly impacted by the fluctuating costs associated with direct materials.

The following table reconciles the GAAP measure for gross profit to the non-GAAP measure adjusted gross profit (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023
Gross profit (GAAP measure)	$ 3,933	$ 5,784	$ 7,046	$ 22,079
Processing and warehousing expense	7,861	7,409	16,558	14,582
Delivery expense	5,381	6,521	11,432	11,966
Depreciation and amortization	823	759	1,618	1,508
Adjusted gross profit (non-GAAP measure presented)	$ 17,998	$ 20,473	$ 36,654	$ 50,135

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s current ratio amounted to 4.1 at September 30, 2024 and 3.1 at March 31, 2024. Working capital was approximately $111.7 million at September 30, 2024 and $116.0 million at March 31, 2024.

During the six months ended September 30, 2024, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash and restricted cash decreased due primarily to cash used for the purchase of property, plant and equipment and the reduction of debt. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

The Company has a $150 million asset-based lending facility ("ABL Facility") which matures on May 19, 2026 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.8% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 15% of the revolving commitment or $22.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased by up to an aggregate of $25 million, in minimum increments of $5 million. At September 30, 2024, the Company had a balance of approximately $35.9 million under the ABL Facility with an applicable interest rate of 7.0%. At September 30, 2024, the Company's applicable borrowing base calculation supported access to approximately $104.7 million of the ABL Facility. As of the filing date of this Form 10-Q, the Company had borrowings of approximately $33.1 million outstanding under the ABL Facility and the Company's most recent borrowing base calculation provided access to approximately $98.8 million of the ABL Facility.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 12 months.

HEDGING ACTIVITIES

The Company utilizes hot-rolled coil futures to manage price risk on unsold inventory and longer-term fixed price sales agreements. The Company has elected hedge accounting for some of its hedging activities previously but most recently the Company has classified its hedging activities as economic hedges of risk with mark-to-market ("MTM") accounting treatment. Hedging decisions are intended to protect the value of the Company's inventory and produce more consistent financial results over price cycles. The Company recognized gains of approximately $0.2 million and $5.6 million in the three month and six month periods ended September 30, 2024, respectively, related to hedging activities with all of this being classified as economic hedges of risk. With MTM accounting treatment it is possible that hedging related gains or losses might be recognized in a different fiscal quarter or fiscal year than the corresponding improvement or contraction in our physical margins. See Note H for additional information related to the Company's hedging activities.

OUTLOOK

The Company expects sales volume for the third quarter of fiscal 2025 to be slightly lower than the second quarter volume due primarily to the seasonal impact of holidays. HRC price remained stable to start the third quarter resulting in minimal change to the Company’s sales prices and margins. As a result, the Company may experience a generally challenging margin environment in the third quarter.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, the Company may make certain statements that contain forward-looking information (as defined in the Private Securities Litigation Reform Act of 1996, as amended) and that involve risk and uncertainty. Such statements may include those risks disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, including the adequacy of cash and expectations as to future sales, prices and margins. These forward-looking statements may include, but are not limited to, future changes in the Company’s financial condition or results of operations, future production capacity, product quality and proposed expansion plans. Forward-looking statements may be made by management orally or in writing including, but not limited to, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the Company’s Annual Report on Form 10-K and its other Quarterly Reports on Form 10-Q. Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Although forward-looking statements reflect our current beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the demand for and prices of the Company’s products, changes in government policy regarding steel, changes in the demand for steel and steel products in general and the Company’s success in executing its internal operating plans, changes in and availability of raw materials, unplanned shutdowns of our production facilities due to equipment failures or other issues, increased competition from alternative materials and risks concerning innovation, new technologies, products and increasing customer requirements. Accordingly, undue reliance should not be placed on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except to the extent law requires.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended). We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to us is recorded, processed, summarized and reported to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2024 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Six Months Ended September 30, 2024

Part II — OTHER INFORMATION

Item 5. Other Information

During the six months ended September 30, 2024, none of our officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c), respectively, of Regulation S-K, for the purchase or sale of our securities.

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

3.3	—	Amended and Restated Bylaws of the Company, as amended on November 8, 2021. (incorporated by reference from Exhibit 3.3 to the Company's Form 10-Q filed on November 19, 2021).

10.1	—	Friedman Industries, Incorporated Key Employee Change In Control Severance Plan.

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

101.INS	—	Inline XBRL Instance Document.

101.SCH	—	Inline XBRL Taxonomy Schema Document.

101.CAL	—	Inline XBRL Calculation Linkbase Document.

101.DEF	—	Inline XBRL Definition Linkbase Document.

101.LAB	—	Inline XBRL Label Linkbase Document.

101.PRE	—	Inline XBRL Presentation Linkbase Document.

104	—	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

Date: November 12, 2024	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)