Form 10-K/A
period 2024-03-31
FRIEDMAN INDUSTRIES INC
filed 2025-01-23
CIK 39092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED
(Exact name of registrant as specified in its charter)

Texas	74-1504405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1121 Judson Road Suite 124, Longview, TX	75601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (903) 758-3431

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange onwhichregistered
Common Stock, $1 Par Value	FRD	NYSE American

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

The number of shares of the registrant’s Common Stock outstanding at January 23, 2025 was 6,970,536 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Friedman Industries, Incorporated (the “Company”, “we”, “us” or “our”) for the fiscal year ended March 31, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 11, 2024 (the “Annual Report”) is being filed to amend the information with respect to Part II, Item 9A: Controls and Procedures, to correct such information to (1) include a section entitled “Evaluation of Disclosure Controls and Procedures,” and (2) to amend and restate the section entitled “Management’s Report on Internal Control Over Financial Reports” to properly disclose the changes that occurred during the quarter ended March 31, 2024.

The section entitled “Evaluation of Disclosure Controls and Procedures” is being included in this Amendment because it is a required disclosure that was not disclosed in the Annual Report. If initially included in the Annual Report, such section would have stated management’s conclusion that the Company’s disclosure controls and procedures were effective at March 31, 2024. However, since such section was not initially disclosed, this Amendment is amending the Annual Report to state management’s conclusion that the Company’s disclosure controls and procedures were not effective as of March 31, 2024. The Company will implement process improvements to its disclosure controls and procedures to ensure that all required disclosures are included in the Company’s periodic filings.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required by Rule 13a-14(a) under the Exchange Act are also being filed as exhibits to this Amendment. This Amendment contains only the cover page, this explanatory note, the complete text of Item 9A, the exhibit list, a signature page and the revised certifications.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Annual Report or reflect any events that have occurred after the Annual Report was initially filed. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Annual Report was initially filed. This Amendment should be read together with the Annual Report and the Company’s other filings with the SEC.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that any material information relating to us is recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the fiscal quarter ended March 31, 2024 due to the Company’s initial filing of its Annual Report on Form 10-K for the fiscal year ending March 31, 2024 omitting the required disclosures around the evaluation of disclosure controls and procedures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective at March 31, 2024.

Changes in Internal Control over Financial Reporting

For our prior fiscal year, management concluded certain material weaknesses existed relating to our financial closing and reporting process. During fiscal 2024, including our most recent fiscal quarter ended March 31, 2024, the Company executed a remediation plan which involved a combination of implementing new internal controls and improving the performance and documentation of previously existing controls. As a result of these efforts, management was able to conclude that all previously identified material weaknesses were remediated and no additional material weaknesses were identified.

Except for the matters discussed above, there were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Exhibits

We hereby file as part of this Amendment to the Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.
**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.
**32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

Date: January 23, 2025	By:	/s/ MICHAEL J. TAYLOR
	Title:	Michael J. Taylor
President and Chief Executive Officer