Form 10-Q
period 2024-12-31
FRIEDMAN INDUSTRIES INC
filed 2025-02-07
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2024

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

At February 7, 2025, the number of shares outstanding of the issuer’s only class of stock was 6,970,536 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

(In thousands, except for share data)

	DECEMBER 31, 2024	MARCH 31, 2024
ASSETS
CURRENT ASSETS:
Cash	$1,075	$2,891
Accounts receivable, net of allowances for credit losses and cash discounts of $145 and $97 at December 31, and March 31, 2024, respectively	31,727	47,329
Inventories	115,394	115,804
Current portion of derivative assets	38	74
Other current assets	1,052	3,966
TOTAL CURRENT ASSETS	149,286	170,064
PROPERTY, PLANT AND EQUIPMENT:
Land	1,670	1,670
Buildings and yard improvements	30,906	30,900
Machinery and equipment	56,586	53,607
Construction in process	665	1,977
Less accumulated depreciation	(33,040)	(31,396)
TOTAL PROPERTY, PLANT AND EQUIPMENT	56,787	56,758
OTHER ASSETS:
Operating lease right-of-use asset	2,894	2,841
Other assets	1,285	356
TOTAL ASSETS	$210,252	$230,019
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$41,081	$43,886
Income taxes payable	—	2,213
Dividends payable	279	279
Employee compensation and related expenses	906	5,989
Current portion of financing lease	—	54
Current portion of derivative liability	10	1,686
TOTAL CURRENT LIABILITIES	42,276	54,107
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	116	105
DEFERRED INCOME TAX LIABILITY	5,232	5,257
NON-CURRENT LEASE LIABILITIES	2,790	2,782
ASSET BASED LENDING FACILITY	32,509	40,293
TOTAL LIABILITIES	82,923	102,544
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1: Authorized shares — 10,000,000; Issued shares — 8,873,203 shares at December 31, and March 31, 2024	8,873	8,873
Additional paid-in capital	35,368	35,247
Treasury stock at cost (1,906,693 shares and 1,896,892 shares at December 31, and March 31, 2024, respectively)	(13,100)	(12,929)
Retained earnings	96,188	96,284
TOTAL STOCKHOLDERS’ EQUITY	127,329	127,475
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$210,252	$230,019

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2024	2023	2024	2023
Net Sales	$94,074	$115,973	$315,384	$384,019
Costs and expenses:
Costs of materials sold (excludes items shown separately below)	78,509	91,972	263,165	309,157
Processing and warehousing expense	7,472	7,370	24,030	22,678
Delivery expense	4,941	5,469	16,373	17,435
Selling, general and administrative	3,887	4,235	12,333	14,902
Depreciation and amortization	827	754	2,445	2,262
	95,636	109,800	318,346	366,434
Gain on disposal of property, plant and equipment	375	—	153	—
EARNINGS (LOSS) FROM OPERATIONS	(1,187)	6,173	(2,809)	17,585
Gain (loss) on economic hedges of risk	264	(4,126)	5,833	706
Interest expense	(632)	(790)	(2,182)	(2,135)
Other income	3	1	3	17
EARNINGS (LOSS) BEFORE INCOME TAXES	(1,552)	1,258	845	16,173
Provision for (benefit from) income taxes:
Current	(393)	82	130	3,827
Deferred	(7)	(8)	(25)	(41)
	(400)	74	105	3,786
NET EARNINGS (LOSS)	$(1,152)	$1,184	$740	$12,387
Net earnings (loss) per share:
Basic	$(0.17)	$0.16	$0.11	$1.69
Diluted	$(0.17)	$0.16	$0.11	$1.69
Cash dividends declared per common share	$0.04	$0.02	$0.12	$0.06

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

(In thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2024	2023	2024	2023
Net earnings (loss)	$(1,152)	$1,184	$740	$12,387
Other comprehensive income:
Cash flow hedges, net of tax	—	—	—	317
	—	—	—	317
Comprehensive income (loss)	$(1,152)	$1,184	$740	$12,704

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In thousands)

	NINE MONTHS ENDED DECEMBER 31,
	2024	2023
OPERATING ACTIVITIES
Net earnings	$740	$12,387
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	2,445	2,293
Deferred taxes	(25)	(41)
Compensation expense for restricted stock	121	193
Change in postretirement benefits	11	6
Gain recognized on open derivatives not designated for hedge accounting	(1,640)	(894)
Deferred realized loss on derivatives	—	418
Gain on disposal of property, plant and equipment	(153)	—
Right-of-use asset	11	—
Decrease (increase) in operating assets:
Accounts receivable	15,602	4,945
Inventories	410	(27,656)
Other current assets	58	(1,621)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(2,861)	11,058
Income taxes payable	(2,213)	1,400
Contribution to retirement plan	—	(350)
Employee compensation and related expenses	(5,083)	(1,121)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,423	1,017
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,045)	(4,774)
Proceeds from sale of assets	800
Deposit on steel processing equipment	(1,000)	—
Increase in cash surrender value of officers’ life insurance	(5)	(10)
NET CASH USED IN INVESTING ACTIVITIES	(3,250)	(4,784)
FINANCING ACTIVITIES
Cash dividends paid	(836)	(443)
Cash paid for principal portion of finance lease	(54)	(80)
Cash paid for share repurchases	(171)	(5,151)
Borrowings on asset based lending facility	470,404	609,991
Repayments on asset based lending facility	(478,188)	(597,144)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,845)	7,173
INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(4,672)	3,406
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,897	5,386
CASH AND RESTRICTED CASH AT END OF PERIOD	$1,225	$8,792

Cash and restricted cash at December 31, 2024 and March 31, 2024 included approximately $0.1 million and $3.0 million, respectively, of cash required to collateralize open derivative positions. These amounts are reported in "Other current assets" on the Company's consolidated balance sheets at December 31, 2024 and March 31, 2024. The Company had approximately $4.8 million in restricted cash as of December 31, 2023.

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

Reclassifications

The consolidated financial statements for the previous year include certain reclassifications to conform to the current presentation. To conform with the current year presentation, “Cost of products sold” on the consolidated statements of operations was disaggregated into four separate line items: "Cost of materials sold", "Processing and warehousing expense", "Delivery expense" and "Depreciation and amortization". The Company believes this increased level of detail provides financial statement users with a better understanding of the Company's expenses. "Cost of materials sold" provides the costs associated with purchased steel, inbound freight, transfer freight and certain external processing costs. "Processing and warehousing expense" represents the operating costs at our processing facilities. "Delivery expense" represents the costs of delivering products to customers. The amount the Company charged customers for delivery of products is reported within "Net sales" on the consolidated statements of operations. These reclassifications had no impact on previously reported net earnings or stockholders' equity.

NOTE B — NEW ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 will require more detailed information about the types of expenses in commonly presented income statement captions such as “Cost of sales” and “Selling, general and administrative expenses”. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is evaluating the impact that adoption of the provisions of ASU 2024-03 will have on its consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires that an entity disclose specific categories in the rate reconciliation, provide additional information for reconciling items that are greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate, and provide income taxes paid by jurisdiction that are greater than 5 percent of total income taxes paid. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign operations. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 is to be applied on a prospective basis, but retrospective application is permitted. The Company is evaluating the impact that adoption of the provisions of ASU 2023-09 will have on its consolidated financial statements.

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 includes requirements that an entity disclose the title of the chief operating decision maker (CODM) and on an interim and annual basis, significant segment expenses and the composition of other segment items for each segment's reported profit. The standard also permits disclosure of additional measures of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the impact that adoption of the provisions of ASU 2023-07 will have on its consolidated financial statements.

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

A summary of inventory values by product group follows (in thousands):

	December 31, 2024	March 31, 2024
Flat-Roll raw material	$88,379	$85,483
Flat-Roll finished goods	16,504	17,030
Tubular raw material	5,707	4,185
Tubular finished goods	4,804	9,106
	$115,394	$115,804

NOTE D — DEBT

         The Company has a $150 million asset-based lending facility ("ABL Facility") in place with JPMorgan Chase Bank, N.A. as the arranging agent and BMO Harris Bank, N.A. as a one-third syndicated participant. The ABL Facility matures on May 19, 2026 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.8% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 15% of the revolving commitment or $22.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve-month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased by up to an aggregate of $25 million, in minimum increments of $5 million. At  December 31, 2024, the Company had a balance of approximately $32.5 million under the ABL Facility with an applicable interest rate of 6.5%. At  December 31, 2024, the Company's applicable borrowing base calculation supported access to approximately $99.2 million of the ABL Facility.

The Company incurred debt issuance costs of approximately $0.4 million in connection with the ABL Facility. The Company recorded these debt issuance costs as non-current other assets and is amortizing these costs on an equal monthly basis over the remaining term of the ABL facility.

 NOTE E — LEASES

The Company has an operating lease for the Granite City, IL facility with an expiration date of August 31, 2028 and optional renewal provisions for up to 4 renewal terms of five years each. The lease calls for monthly rental payments that adjust on an annual basis. The monthly rental payment in place at December 31, 2024 and remaining in place until adjustment in September 2025 is approximately $13,000 per month. The anticipated execution of renewal options for this lease is included in the ROU asset and lease liability calculation. The Company has an operating lease for administrative office space in The Woodlands, TX with an expiration date of February 28, 2029 and a renewal option for one additional 60 month term. The lease calls for monthly rental payments that adjust on an annual basis. The monthly rental payment in place at December 31, 2024 and remaining in place until adjustment in March 2025 is approximately $11,000 per month. The Company’s lease of its office space in Longview, Texas is the only other operating lease included in the Company's ROU assets and lease liabilities. This lease expires on April 30, 2027 and calls for monthly rental payments of approximately $5,000. The Company’s other operating leases for items such as IT equipment and storage space are either short-term in nature or immaterial.

In October 2019, the Company acquired equipment under a 5-year finance lease arrangement with a financed amount of approximately $0.5 million and a monthly payment of approximately $9,000. The last payment under this lease was made in October 2024.

The components of expense related to leases for the three and nine months ended December 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Finance lease – amortization of ROU asset	$—	$26	$54	$78
Finance lease – interest on lease liability	—	1	—	3
Operating lease expense	108	34	276	102
	$108	$61	$330	$183

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of December 31, 2024 and March 31, 2024 (in thousands):

	December 31, 2024	March 31, 2024	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$2,894	$2,841	Operating lease right-of-use asset
Finance lease right-of-use asset	385	404	Property, plant & equipment
Total right-of-use assets	$3,279	$3,245
Liabilities
Operating lease liability, current	$157	$101	Accrued expenses
Finance lease liability, current	—	54	Current portion of finance lease
Operating lease liability, non-current	2,790	2,782	Non-current lease liabilities
Total lease liabilities	$2,947	$2,937

As of December 31, 2024, the weighted-average remaining lease term was 19.3 years for operating leases. The weighted average discount rate was 7.5% for operating leases.

Maturities of lease liabilities as of December 31, 2024 were as follows (in thousands):

Operating Leases
Fiscal 2025 (remainder of fiscal year)	90
Fiscal 2026	363
Fiscal 2027	371
Fiscal 2028	324
Fiscal 2029 and beyond	5,043
Total undiscounted lease payments	$6,191
Less: imputed interest	(3,244)
Present value of lease liability	$2,947

NOTE F — PROPERTY, PLANT AND EQUIPMENT

At December 31, 2024, the Company's construction in process balance of approximately $0.7 million consisted of several smaller projects among our facilities. During December 2024, the Company's tubular segment sold equipment for $0.8 million resulting in a gain of approximately $0.4 million.

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

The following table summarizes the activity related to restricted stock units (“RSUs”) for the nine months ended December 31, 2024:

		Weighted Average
	Number of Shares	Grant Date Fair Value Per Share
Unvested at March 31, 2024	64,487	$6.62
Cancelled or forfeited	—	—
Granted	—	—
Vested	(46,000)	6.45
Unvested at December 31, 2024	18,487	$7.04

The Company measures compensation expense for RSUs at the market price of the common stock as of the grant date. Compensation expense is recognized over the requisite service period applicable to each award. The Company recorded compensation expense of approximately $0.1 million and $0.2 million in the nine months ended December 31, 2024 and 2023, respectively, relating to the RSUs issued under the Plan. As of December 31, 2024, unrecognized compensation expense related to unvested RSUs was approximately $15,000 which is expected to be recognized over a weighted average period of approximately 0.3 years. As of December 31, 2024, a total of 117,998 shares were still available to be issued under the Plan.

NOTE H — DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we expect to utilize hot-rolled coil futures or options to reduce our exposure to commodity price risk that is inherent in our business. For the nine months ended December 31, 2024, all of the Company's hedging activities were classified as economic hedges of risk with mark-to-market ("MTM") accounting treatment. For the nine months ended December 31, 2023, the Company had hedging activities classified as cash flow hedges with hedge accounting treatment according to the requirements of ASC 815– Derivatives and Hedging and hedging activities classified as economic hedges of  risk with MTM accounting treatment. By using derivatives, the Company is exposed to credit and market risk. The Company’s exposure to credit risk includes the counterparty’s failure to fulfill its performance obligations under the terms of the derivative contract. The Company attempts to minimize its credit risk by entering into transactions with high quality counterparties and uses exchange-traded derivatives when available. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in commodity prices. The Company manages market risk by continually monitoring exposure within its risk management strategy and portfolio. For any transactions designated as hedging instruments for accounting purposes, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of hedged items.

The Company has forward physical purchase supply agreements in place with some of its suppliers for a portion of its monthly physical steel needs. These supply agreements are not subject to mark-to-market accounting due to the Company electing the normal purchase normal sale exclusion provided in ASC 815.

At December 31, 2024 and  March 31, 2024, the Company did not have any hot-rolled coil futures contracts designated as hedging instruments and classified as cash flow or fair value hedges.

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of December 31, 2024 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives not designated as hedging instruments:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts	Current portion of derivative assets	$38	Current portion of derivative liability	$10

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

During the nine months ended December 31, 2024 and 2023, the Company entered into hot-rolled coil futures contracts that were not designated as hedging instruments for accounting purposes. Accordingly, the change in fair value related to these instruments was immediately recognized in earnings for these periods. During the nine months ended December 31, 2024 and 2023, the Company did not designate any transactions as hedging instruments for accounting purposes. During the nine months ended December 31, 2023, the Company reclassified the loss associated with previously designated cash flow hedges into earnings during the period.

The following table summarizes the pre-tax gain (loss) recognized in other comprehensive income and the loss reclassified from accumulated other comprehensive income into earnings for derivative financial instruments designated as cash flow hedges for the nine months ended December 31, 2023 (in thousands):

	Pre-Tax Gain (Loss) Recognized in OCI	Location of Loss Reclassified from AOCI into Net Earnings	Pre- Tax Loss Reclassified from AOCI into Net Earnings
For the nine months ended December 31, 2023:
Hot-rolled coil steel contracts	$—	Sales	$(418)
Total	$—		$(418)

The following table summarizes the gain recognized in earnings for derivative instruments not designated as hedging instruments during the three and nine months ended December 31, 2024 (in thousands):

		Gain Recognized in Earnings
	Location of Gain	for the Three Months Ended
	Recognized in Earnings	December 31, 2024
Hot-rolled coil steel contracts	Gain (loss) on economic hedges of risk	$264

		Gain Recognized in Earnings
	Location of Gain	for the Nine Months Ended
	Recognized in Earnings	December 31, 2024
Hot-rolled coil steel contracts	Gain (loss) on economic hedges of risk	$5,833

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

The notional amount (quantity) of our derivative instruments not designated as hedging instruments at December 31, 2024 consisted of 4,020 tons of long positions with maturity dates of  January 2025 to  February 2025 and 180 tons of short positions with maturity dates ranging from March 2025 to September 2025.

The following tables reflect the change in accumulated other comprehensive income (loss), net of tax, for the nine months ended December 31, 2023 (in thousands):

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

At December 31, 2024 and  March 31, 2024, cash of approximately $0.1 million and $3.0 million, respectively, was held by our clearing agent to collateralize our open derivative positions. These cash requirements are included in "Other current assets" on the Company's Consolidated Balance Sheets at December 31, 2024 and  March 31, 2024.

NOTE I — FAIR VALUE MEASUREMENTS

Accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

●	Level 1 – Quoted prices for identical assets and liabilities in active markets.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At  December 31, 2024, our financial assets, net, measured at fair value on a recurring basis were as follows (in thousands):

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial assets, net	$28	$—	$—	$28
Total	$28	$—	$—	$28

At  March 31, 2024, our financial liabilities, net, measured at fair value on a recurring basis were as follows (in thousands):

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(1,612)	$—	$—	$(1,612)
Total	$(1,612)	$—	$—	$(1,612)

At  December 31, 2024 and  March 31, 2024, the Company did not have any fair value measurements on a non-recurring basis.

NOTE J — SEGMENT INFORMATION (in thousands)

The Company is engaged in the steel processing, pipe manufacturing and processing and steel and pipe distribution business. Within the Company, there are two product groups: flat-roll and tubular. The Company’s flat-roll operations consist primarily of converting steel coils into flat sheet and plate steel cut to customer specifications. Through its tubular operations, the Company purchases, processes, manufactures and markets tubular products. The following is a summary of significant financial information relating to the product groups (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
NET SALES:
Flat-Roll	$86,144	$106,424	$286,910	$352,148
Tubular	7,930	9,549	28,474	31,871
TOTAL NET SALES	$94,074	$115,973	$315,384	$384,019
OPERATING PROFIT (LOSS):
Flat-Roll	$1,295	$8,694	$6,630	$23,650
Tubular	(234)	(116)	(2,001)	2,164
TOTAL OPERATING PROFIT	1,061	8,578	4,629	25,814
General corporate expenses	(2,248)	(2,405)	(7,438)	(8,229)
Gain (loss) on economic hedges of risk	264	(4,126)	5,833	706
Interest expense	(632)	(790)	(2,182)	(2,135)
Other income	3	1	3	17
TOTAL EARNINGS (LOSS) BEFORE INCOME TAXES	$(1,552)	$1,258	$845	$16,173

	December 31, 2024	March 31, 2024
IDENTIFIABLE ASSETS:
Flat-Roll	$193,538	$205,797
Tubular	13,914	19,589
	207,452	225,386
General corporate assets	2,800	4,633
	$210,252	$230,019

Operating profit (loss) is total net sales less operating expenses, excluding general corporate expenses, gain on economic hedges of risk, interest expense and other income (loss). General corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate and accounting salaries, professional fees and services, bad debts, retirement plan contribution expense, corporate insurance expenses, restricted stock plan compensation expense and office supplies. At December 31, 2024 and March 31, 2024, corporate assets consist primarily of cash, restricted cash, leased administrative office right-of-use assets, unamortized debt issuance costs and the cash value of officers’ life insurance. Although inventory is transferred at cost between product groups, there are no sales between product groups.

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

The following table disaggregates our revenue by product for each of our reportable business segments for the three and nine months ended December 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Flat-Roll Segment:
Company Owned Flat-Roll Products	85,131	105,377	283,197	348,545
Processing or Storage of Customer Owned Coil	1,013	1,047	3,713	3,603
	86,144	106,424	286,910	352,148
Tubular Segment:
Manufactured Pipe	7,930	9,549	28,474	31,871
	7,930	9,549	28,474	31,871

NOTE L — STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for each of the nine months ended December 31, 2024 and December 31, 2023 (in thousands):

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income,	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2024	$8,873	—	$35,247	$(12,929)	$96,284	$127,475
Net earnings	—	—	—	—	2,567	2,567
Paid in capital – restricted stock units	—	—	47	—	—	47
Repurchase of shares	—	—	—	(123)	—	(123)
Cash dividends ($0.04 per share)	—	—	—	—	(279)	(279)
BALANCE AT JUNE 30, 2024	$8,873	$—	$35,294	$(13,052)	$98,572	$129,687
Net loss	—	—	—	—	(675)	(675)
Paid in capital – restricted stock units	—	—	42	—	—	42
Repurchase of shares	—	—	—	(11)	—	(11)
Cash dividends ($0.04 per share)	—	—	—	—	(279)	(279)
BALANCE AT SEPTEMBER 30, 2024	$8,873	$—	$35,336	$(13,063)	$97,618	$128,764
Net loss	—	—	—	—	(1,152)	(1,152)
Paid in capital – restricted stock units	—	—	32	—	—	32
Repurchase of shares	—	—	—	(37)	—	(37)
Cash dividends ($0.04 per share)	—	—	—	—	(278)	(278)
BALANCE AT DECEMBER 31, 2024	$8,873	$—	$35,368	$(13,100)	$96,188	$127,329

		Accumulated
		Other
		Comprehensive	Additional
	Common	Income,	Paid-In	Treasury	Retained
	Stock	Net of Tax	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2023	$8,869	(317)	$35,005	$(7,778)	$79,653	$115,432
Net earnings	—	—	—	—	7,690	7,690
Other comprehensive income	—	317	—	—	—	317
Paid in capital – restricted stock units	—	—	78	—	—	78
Cash dividends ($0.02 per share)	—	—	—	—	(148)	(148)
BALANCE AT JUNE 30, 2023	$8,869	$—	$35,083	$(7,778)	$87,195	$123,369
Net earnings	—	—	—	—	3,513	3,513
Paid in capital – restricted stock units	—	—	78	—	—	78
Repurchase of shares	—	—	—	(3)	—	(3)
Cash dividends ($0.02 per share)	—	—	—	—	(148)	(148)
BALANCE AT SEPTEMBER 30, 2023	$8,869	$—	$35,161	$(7,781)	$90,560	$126,809
Net earnings	—	—	—	—	1,184	1,184
Paid in capital – restricted stock units	—	—	37	—	—	37
Repurchase of shares	—	—	—	(5,148)	—	(5,148)
Cash dividends ($0.02 per share)	—	—	—	—	(139)	(139)
BALANCE AT DECEMBER 31, 2023	$8,869	$—	$35,198	$(12,929)	$91,605	$122,743

NOTE M — OTHER COMPREHENSIVE INCOME

The following table summarizes the tax effects on each component of Other Comprehensive Income for the nine months ended December 31, 2023 (in thousands):

	Nine Months Ended December 31, 2023
	Before-Tax	Tax	Net-of-Tax

Cash flow hedges	$418	$(101)	$317
Other comprehensive income	$418	$(101)	$317

NOTE N — EARNINGS PER SHARE

Basic and dilutive net earnings per share is computed based on the following information (in thousands, except for share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Numerator (basic and diluted)
Net earnings (loss)	$(1,152)	$1,184	$740	$12,387
Less: Allocation to unvested restricted stock units	1	10	3	131
Net earnings (loss) attributable to common shareholders	$(1,153)	$1,174	$737	$12,256

Denominator (basic and diluted)
Weighted average common shares outstanding	6,948,023	7,245,183	6,942,216	7,274,332

For the nine months ended December 31, 2024 and 2023, the Company allocated dividends and undistributed earnings to the unvested restricted stock units.

As the restricted stock qualifies as participating securities, the following restricted stock units were not accounted in the computation of weighted average diluted common shares outstanding under the two-class method:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Restricted Stock Units	16,425	48,840	13,832	42,709

NOTE O — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of approximately $2.2 million and $2.1 million during the nine months ended December 31, 2024 and 2023, respectively. Additionally, the Company paid income taxes of approximately $2.9 million and $2.8 million during the nine months ended December 31, 2024 and 2023, respectively.

NOTE P — INCOME TAXES

For the nine month periods ended December 31, 2024 and 2023, the Company recorded income tax provisions of approximately $0.1 million and $3.8 million, respectively. For the nine months ended December 31, 2024, the effective tax rate differed from the federal statutory rate due primarily to the tax effect of restricted stock vesting during the period with this impact partially reduced by the inclusion of state tax expenses in the provision. For the nine months ended December 31, 2023, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Friedman Industries, Incorporated is a manufacturer and processor of steel products and operates in two reportable segments: flat-roll products and tubular products.

The flat-roll product segment consists of the operation of five hot-rolled coil processing facilities located in Hickman, Arkansas; Decatur, Alabama; East Chicago, Indiana; Granite City, Illinois and Sinton, Texas. The Hickman, Granite City and East Chicago facilities operate temper mills and cut-to-length lines. The Decatur and Sinton facilities operate stretcher leveler cut-to-length lines. The equipment at all locations improves the flatness and surface quality of the coils and cut the coils into sheet and plate of prescribed lengths. On a combined basis, the facilities are capable of cutting sheet and plate with thicknesses ranging from 16 gauge to 1” thick in widths ranging from 36” wide to 96” wide. The vast majority of flat-roll product segment revenue is generated from sales of Company owned inventory but the segment also generates revenue from the processing or storage of customer owned coils on a fee basis.

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

Results of Operations

Nine Months Ended December 31, 2024 Compared to Nine Months Ended December 31, 2023

During the nine months ended December 31, 2024 (the “2024 period”), sales, cost of materials sold and adjusted gross profit decreased approximately $68.6 million, $46.0 million and $22.6 million, respectively, compared to the amounts recorded during the nine months ended December 31, 2023 (the “2023 period”). Adjusted gross profit is a non-GAAP measure calculated as sales minus cost of materials sold. The decrease in sales was associated with both a decline in sales volume and a decrease in the average selling price per ton. Sales volume for the 2024 period consisted of approximately 353,000 tons from inventory and another 60,000 tons of toll processing customer owned material compared to the 2023 period volume consisting of approximately 375,000 tons from inventory and 72,000 tons of toll processing. The decline in sales volume for the 2024 period was related to a combination of challenging conditions for some of our customers, extended planned downtime for equipment upgrades, and political uncertainty leading up to the presidential election. Adjusted gross profit was approximately $52.2 million for the 2024 period compared to approximately $74.9 million for the 2023 period. Adjusted gross profit as a percentage of sales was approximately 16.6% for the 2024 period compared to approximately 19.5% for the 2023 period.

Our operating results are significantly impacted by the market price of hot-rolled steel coil ("HRC"). Entering the 2024 period, HRC prices were on a predominately declining trend dropping approximately 40% from January 2024 through the middle of August 2024. From August 2024 and to the end of the 2024 period, HRC price remained relatively stable. As a result, the Company experienced compressed physical margins throughout the 2024 period. Entering the 2023 period, HRC prices had increased approximately 95% from November 2022 to April 2023. HRC prices then declined approximately 45% until the October 2023 with prices then increasing by approximately 66% by the end of the 2023 period. As a result, the 2023 period benefitted from strong physical margins for the first quarter of the period followed by a quarter of compressed margins and then ended the period with a quarter of improving margins. The Company utilizes HRC futures to partially manage exposure to commodity price risk. The Company recognized hedging related gains of approximately $5.8 million and $0.7 million in the 2024 and 2023 periods, respectively.

Flat-roll Segment

Flat-roll product segment sales for the 2024 period totaled approximately $286.9 million compared to approximately $352.1 million for the 2023 period. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any sales generated from processing or storage of customer owned material. Sales generated from processing or storage of customer owned material totaled approximately $3.7 million for the 2024 period compared to approximately $3.6 million for the 2023 period. Sales generated from flat-roll segment inventory totaled approximately $283.2 million for the 2024 period compared to approximately $348.5 million for the 2023 period. The average per ton selling price related to these shipments decreased from approximately $995 per ton in the 2023 period to approximately $868 per ton in the 2024 period. Sales volume for the 2024 period consisted of approximately 326,000 tons from inventory and another 60,000 tons of toll processing customer owned material compared to the 2023 period volume consisting of approximately 351,000 tons from inventory and 72,000 tons of toll processing. The decline in sales volume for the 2024 period was related to a combination of challenging conditions for some of our customers, extended planned downtime for equipment upgrades, and political uncertainty leading up to the presidential election. Flat-roll segment operations recorded operating profits of approximately $6.6 million and $23.6 million for the 2024 period and 2023 period, respectively.

The Company’s flat-roll segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2024 period totaled approximately $28.5 million compared to approximately $31.9 million for the 2023 period. Sales decreased primarily due to a decrease in the average selling price per ton from approximately $1,319 per ton for the 2023 period to approximately $1,065 per ton for the 2024 quarter. Tons sold increased from approximately 24,000 tons in the 2023 period to approximately 26,500 tons in the 2024 period. The tubular segment recorded an operating loss of approximately $2.0 million for the 2024 period compared to recording operating profit of approximately $2.2 million for the 2023 period.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2024 period, selling, general and administrative costs decreased approximately $2.6 million compared to the 2023 period. This decrease is primarily related to lower incentive compensation expense due to the lower earnings in the 2024 period.

Income Taxes

Income taxes decreased from a provision for the 2023 period of approximately $3.8 million to a provision for the 2024 period of approximately $0.1 million. This decrease was primarily related to lower earnings before taxes for the 2024 period. The income tax provision as a percentage of earnings before tax was approximately 12.4% and 23.4% for the nine months ended December 31, 2024 and 2023, respectively. For the nine months ended December 31, 2024, the effective tax rate differed from the federal statutory rate due primarily to the tax effect of restricted stock vesting during the period with this impact partially reduced by the inclusion of state tax expenses in the provision. For the nine months ended December 31, 2023, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision.

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023

During the three months ended December 31, 2024 (the “2024 quarter”), sales, cost of materials sold and adjusted gross profit decreased approximately $21.9 million, $13.5 million and $8.4 million, respectively, compared to the amounts recorded during the three months ended December 31, 2023 (the “2023 quarter”). Adjusted gross profit is a non-GAAP measure calculated as sales minus cost of materials sold. The decrease in sales was associated with both a decline in sales volume and a decrease in the average selling price per ton. Sales volume for the 2024 quarter consisted of approximately 112,500 tons from inventory and another 18,000 tons of toll processing customer owned material compared to the 2023 quarter volume consisting of approximately 118,000 tons from inventory and 22,000 tons of toll processing. The decline in sales volume for the 2024 quarter was related to a combination of weaker demand among some customers and hesitancy among others given political uncertainty during the quarter. Adjusted gross profit was approximately $15.6 million for the 2024 quarter compared to approximately $24.0 million for the 2023 quarter. Adjusted gross profit as a percentage of sales was approximately 16.5% for the 2024 quarter compared to approximately 20.7% for the 2023 quarter.

Our operating results are significantly impacted by the market price of HRC. Entering the 2024 quarter, HRC price had reached the bottom of a price cycle after a prolonged decline and remained relatively stable near the bottom during the 2024 quarter. As a result, the Company experienced compressed margins throughout the 2024 quarter. The Company experienced an inflection point in HRC price during the 2023 quarter with prices increasing approximately 66% from early October 2023 and through the end of the 2023 quarter. As a result, the Company experienced considerable margin improvement in the second half of the 2023 quarter. The Company utilizes HRC futures to partially manage exposure to commodity price risk. The Company recognized hedging related gains of approximately $0.3 million in the 2024 quarter compared to hedging related losses of approximately $4.1 million in the 2023 quarter.

Flat-roll Segment

Flat-roll product segment sales for the 2024 quarter totaled approximately $86.1 million compared to approximately $106.4 million for the 2023 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any sales generated from processing or storage of customer owned material. Sales generated from processing or storage of customer owned material totaled approximately $1.0 million for the 2024 quarter and approximately $1.0 million for the 2023 quarter. Sales generated from flat-roll segment inventory totaled approximately $85.1 million for the 2024 quarter compared to approximately $105.4 million for the 2023 quarter. The average per ton selling price related to these shipments decreased from approximately $960 per ton in the 2023 quarter to approximately $813 per ton in the 2024 quarter. Sales volume for the 2024 quarter consisted of approximately 105,000 tons from inventory and another 18,000 tons of toll processing customer owned material compared to the 2023 quarter volume consisting of approximately 110,000 tons from inventory and 22,000 tons of toll processing. The decline in sales volume for the 2024 quarter was related to a combination of weaker demand among some customers and hesitancy among others given the political uncertainty during the quarter. Flat-roll segment operations recorded operating profits of approximately $1.3 million and $8.7 million for the 2024 quarter and 2023 quarter, respectively.

The Company’s flat-roll segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2024 quarter totaled approximately $7.9 million compared to approximately $9.5 million for the 2023 quarter. Sales decreased due primarily to a decrease in the average selling price per ton from approximately $1,164 per ton for the 2023 quarter to approximately $1,013 per ton for the 2024 quarter. Sales volume was comparable between the periods with approximately 8,000 tons sold in both the 2023 and the 2024 quarters. The tubular segment recorded operating losses of approximately $0.2 million and $0.1 million for the 2024 quarter and 2023 quarter, respectively.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2024 quarter, selling, general and administrative costs decreased approximately $0.3 million compared to the 2023 quarter. This decrease is primarily related to lower incentive compensation expense due to the lower earnings in the 2024 quarter.

Income Taxes

Income taxes decreased from a provision for the 2023 quarter of approximately $0.1 million to a benefit for the 2024 quarter of approximately $0.4 million. This decrease was primarily related to lower earnings before taxes for the 2024 quarter. The income tax provision or benefit as a percentage of earnings or loss before tax was approximately 25.8% and 5.9% for the three months ended December 31, 2024 and 2023, respectively. For the 2024 quarter, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision. For the 2023 quarter, the effective tax rate differed from the federal statutory rate due primarily to the adjustment of interim tax estimates during the quarter.

Non-GAAP Information

The non-GAAP measure adjusted gross profit is used in this Management's Discussion and Analysis. Adjusted gross profit is calculated as sales minus cost of materials sold. Cost of materials sold is a discrete line on our statements of operations and represents the cost associated with purchased steel, inbound freight, transfer freight and certain external processing costs. To provide financial statement users with a better understanding of the Company's expenses, cost of sales is disaggregated on our statements of operations into the line items cost of materials sold, processing and warehousing expense, delivery expense and depreciation and amortization. The Company believes adjusted gross profit is a meaningful measure because our cost structure and operating results are significantly impacted by the fluctuating costs associated with purchased steel.

The following table reconciles the GAAP measure for gross profit to the non-GAAP measure adjusted gross profit (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2024	2023	2024	2023
Gross profit (GAAP measure)	$2,325	$10,408	$9,371	$32,487
Processing and warehousing expense	7,472	7,370	24,030	22,678
Delivery expense	4,941	5,469	16,373	17,435
Depreciation and amortization	827	754	2,445	2,262
Adjusted gross profit (non-GAAP measure presented)	$15,565	$24,001	$52,219	$74,862

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s current ratio amounted to 3.5 at December 31, 2024 and 3.1 at March 31, 2024. Working capital was approximately $107.0 million at December 31, 2024 and $116.0 million at March 31, 2024.

During the nine months ended December 31, 2024, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash and restricted cash decreased due primarily to cash used for the purchase of property, plant and equipment and the reduction of debt. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

The Company has a $150 million asset-based lending facility ("ABL Facility") which matures on May 19, 2026 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.8% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 15% of the revolving commitment or $22.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased by up to an aggregate of $25 million, in minimum increments of $5 million. At December 31, 2024, the Company had a balance of approximately $32.5 million under the ABL Facility with an applicable interest rate of 6.5%. At December 31, 2024, the Company's applicable borrowing base calculation supported access to approximately $99.2 million of the ABL Facility. As of the filing date of this Form 10-Q, the Company had borrowings of approximately $49.0 million outstanding under the ABL Facility and the Company's most recent borrowing base calculation provided access to approximately $100.5 million of the ABL Facility.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 12 months.

HEDGING ACTIVITIES

The Company utilizes hot-rolled coil futures to manage price risk on unsold inventory and longer-term fixed price sales agreements. The Company has elected hedge accounting for some of its hedging activities previously but most recently the Company has classified its hedging activities as economic hedges of risk with mark-to-market ("MTM") accounting treatment. Hedging decisions are intended to protect the value of the Company's inventory and produce more consistent financial results over price cycles. The Company recognized gains of approximately $0.3 million and $5.8 million in the three and nine months ended December 31, 2024, respectively, related to hedging activities with all of this being classified as economic hedges of risk. With MTM accounting treatment it is possible that hedging related gains or losses might be recognized in a different fiscal quarter or fiscal year than the corresponding improvement or contraction in our physical margins. See Note H for additional information related to the Company's hedging activities.

OUTLOOK

 The Company expects sales volume for the fourth quarter of fiscal 2025 to be higher than the third quarter volume due to stronger order activity and the impact of holidays on third quarter volume. HRC prices were stable at the start of the fourth quarter but began to increase at the time of this filing. Most industry participants anticipate prices to increase further during the second half of the quarter. The Company expects fourth quarter sales margins to improve compared to the third quarter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended). We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to us is recorded, processed, summarized and reported to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended December 31, 2024 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Nine Months Ended December 31, 2024

Part II — OTHER INFORMATION

Item 5. Other Information

During the nine months ended December 31, 2024, none of our officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c), respectively, of Regulation S-K, for the purchase or sale of our securities.

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

3.3	—	Amended and Restated Bylaws of the Company, as amended on November 8, 2021. (incorporated by reference from Exhibit 3.3 to the Company's Form 10-Q filed on November 19, 2021).

10.1	—	Friedman Industries, Incorporated Key Employee Change In Control Severance Plan. (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q filed on November 12, 2024).

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

101.INS	—	Inline XBRL Instance Document.

101.SCH	—	Inline XBRL Taxonomy Schema Document.

101.CAL	—	Inline XBRL Calculation Linkbase Document.

101.DEF	—	Inline XBRL Definition Linkbase Document.

101.LAB	—	Inline XBRL Label Linkbase Document.

101.PRE	—	Inline XBRL Presentation Linkbase Document.

104	—	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

Date: February 7, 2025	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)