Form 10-Q
period 2025-06-30
FRIEDMAN INDUSTRIES INC
filed 2025-08-07
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

Registrant’s telephone number, including area code (903)758-3431

Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1 Par Value	FRD	Nasdaq Global Select Market

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

At August 7, 2025, the number of shares outstanding of the issuer’s only class of stock was 7,059,440 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

(In thousands, except for share data)

	JUNE 30, 2025	MARCH 31, 2025
ASSETS
CURRENT ASSETS:
Cash	$2,099	$3,686
Accounts receivable, net of allowances for credit losses and cash discounts of $124 and $147 at June 30, and March 31, 2025, respectively	50,717	47,476
Inventories	103,458	113,689
Current portion of derivative assets	328	636
Other current assets	1,327	980
TOTAL CURRENT ASSETS	157,929	166,467
PROPERTY, PLANT AND EQUIPMENT:
Land	1,572	1,572
Buildings and yard improvements	30,393	30,393
Machinery and equipment	59,197	57,970
Construction in process	689	135
Less accumulated depreciation	(34,641)	(33,819)
	57,210	56,251
OTHER ASSETS:
Operating lease right-of-use asset	2,788	2,841
Other assets	1,151	1,263
TOTAL ASSETS	$219,078	$226,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$35,289	$35,304
Income taxes payable	2,272	647
Dividends payable	282	279
Employee compensation and related expenses	2,551	1,807
Current portion of derivative liability	82	287
TOTAL CURRENT LIABILITIES	40,476	38,324

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	118	115
DEFERRED INCOME TAX LIABILITY	5,452	5,478
NON-CURRENT LEASE LIABILITIES	2,713	2,752
ASSET BASED LENDING FACILITY	33,039	47,728
TOTAL LIABILITIES	81,798	94,397
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1: Authorized shares — 10,000,000; Issued shares — 8,966,763 and 8,877,229 shares at June 30, and March 31, 2025	8,967	8,877
Additional paid-in capital	35,427	35,394
Treasury stock at cost (1,907,323 shares and 1,906,693 shares at June 30, and March 31, 2025, respectively)	(13,110)	(13,100)
Retained earnings	105,996	101,254
TOTAL STOCKHOLDERS’ EQUITY	137,280	132,425
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$219,078	$226,822

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except per share data)

	THREE MONTHS ENDED
	JUNE 30,
	2025	2024
Net Sales	$134,777	$114,551
Costs and expenses:
Costs of materials sold (excludes items shown separately below)	105,704	96,414
Processing and warehousing expense	9,328	8,178
Delivery expense	6,400	6,051
Selling, general and administrative	5,455	4,511
Depreciation and amortization	847	795
	127,734	115,949
EARNINGS (LOSS) FROM OPERATIONS	7,043	(1,398)
Gain on economic hedges of risk	276	5,375
Interest expense	(678)	(681)
Other income	4	3
EARNINGS BEFORE INCOME TAXES	6,645	3,299
Provision for (benefit from) income taxes:
Current	1,643	742
Deferred	(26)	(10)
	1,617	732
NET EARNINGS	$5,028	$2,567
Net earnings per share:
Basic	$0.71	$0.37
Diluted	$0.71	$0.37
Cash dividends declared per common share	$0.04	$0.04

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In thousands)

	THREE MONTHS ENDED JUNE 30,
	2025	2024
OPERATING ACTIVITIES
Net earnings	$5,028	$2,567
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	847	795
Deferred taxes	(26)	(10)
Compensation expense for restricted stock	123	47
Change in postretirement benefits	3	1
Loss (gain) recognized on open derivatives not designated for hedge accounting	103	(1,608)
Right-of-use asset	18	(27)
Decrease (increase) in operating assets:
Accounts receivable	(3,241)	9,574
Inventories	10,231	(3,998)
Other current assets	53	260
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(19)	(9,533)
Income taxes payable	1,625	610
Employee compensation and related expenses	744	(4,737)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	15,489	(6,059)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,781)	(1,054)
Increase in cash surrender value of officers’ life insurance	(3)	(3)
NET CASH USED IN INVESTING ACTIVITIES	(1,784)	(1,057)
FINANCING ACTIVITIES
Cash dividends paid	(282)	(279)
Cash paid for principal portion of finance lease	—	(27)
Cash paid for share repurchases	(10)	(123)
Borrowings on asset based lending facility	196,322	198,871
Repayments on asset based lending facility	(211,011)	(193,077)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(14,981)	5,365
DECREASE IN CASH AND RESTRICTED CASH	(1,276)	(1,751)
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	4,148	5,897
CASH AND RESTRICTED CASH AT END OF PERIOD	$2,872	$4,146

Cash and restricted cash at June 30, 2025 and March 31, 2025 included approximately $0.8 million and $0.5 million, respectively, of cash required to collateralize open derivative positions. These amounts are reported in "Other current assets" on the Company's consolidated balance sheets at June 30, 2025 and March 31, 2025. The Company did not have any restricted cash as of June 30, 2024.

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes of Friedman Industries, Incorporated (the “Company”) included in its annual report on Form 10-K for the year ended March 31, 2025.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 — INVENTORIES

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

A summary of inventory values by product group follows (in thousands):

	June 30, 2025	March 31, 2025
Flat-Roll raw material	$71,441	$85,865
Flat-Roll finished goods	16,439	15,737
Tubular raw material	9,619	7,055
Tubular finished goods	5,959	5,032
	$103,458	$113,689

NOTE 4 — DEBT

         The Company has a $150 million asset-based lending facility ("ABL Facility") in place with JPMorgan Chase Bank, N.A. as the arranging agent and BMO Harris Bank, N.A. as a one-third syndicated participant. On May 6, 2025, the Company executed the fourth amendment to the credit agreement which extended the maturity date of the ABL Facility to August 19, 2026. The ABL Facility is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.8% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 15% of the revolving commitment or $22.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve-month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased up to an aggregate of $25 million, in minimum increments of $5 million. At  June 30, 2025, the Company had a balance of approximately $33.0 million under the ABL Facility with an applicable interest rate of 6.2%. At  June 30, 2025, the Company's applicable borrowing base calculation supported access to approximately $103.7 million of the ABL Facility.

The Company incurred debt issuance costs of approximately $0.4 million in connection with the ABL Facility with these costs being amortized on an equal monthly basis over the term of the ABL facility.

 NOTE 5 — LEASES

The Company has an operating lease for the Granite City, IL facility with an expiration date of August 31, 2028 and optional renewal provisions for up to 4 renewal terms of five years each. The lease calls for monthly rental payments that adjust on an annual basis. The monthly rental payment in place at June 30, 2025 and remaining in place until adjustment in September 2025 is approximately $13,000 per month. The anticipated execution of renewal options for this lease is included in the right-of-use ("ROU") asset and lease liability calculation. The Company has an operating lease for administrative office space in The Woodlands, TX with an expiration date of February 28, 2029 and a renewal option for one additional 60 month term. The lease calls for monthly rental payments that adjust on an annual basis. The monthly rental payment in place at June 30, 2025 and remaining in place until adjustment in March 2026 is approximately $12,000 per month. The Company’s lease of its office space in Longview, Texas is the only other operating lease included in the Company's ROU assets and lease liabilities. This lease expires on April 30, 2027 and calls for monthly rental payments of approximately $5,000. The Company’s other operating leases for items such as IT equipment and storage space are either short-term in nature or immaterial. The Company does not have any finance leases in place.

The components of expense related to leases for the three months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended
	June 30,
	2025	2024
Operating lease expense	108	60
	$108	$60

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of June 30, 2025 and March 31, 2025 (in thousands):

	June 30, 2025	March 31, 2025	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$2,788	$2,841	Operating lease right-of-use asset
Total right-of-use assets	$2,788	$2,841
Liabilities
Operating lease liability, current	$164	$160	Accrued expenses
Operating lease liability, non-current	2,713	2,752	Non-current lease liabilities
Total lease liabilities	$2,877	$2,912

As of June 30, 2025, the weighted-average remaining lease term was 19.3 years for operating leases. The weighted average discount rate was 7.5% for operating leases.

Maturities of lease liabilities as of June 30, 2025 were as follows (in thousands):

Operating Leases
Fiscal 2026 (remainder of fiscal year)	273
Fiscal 2027	371
Fiscal 2028	325
Fiscal 2029	303
Fiscal 2030 and beyond	4,740
Total undiscounted lease payments	$6,012
Less: imputed interest	(3,135)
Present value of lease liability	$2,877

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

At June 30, 2025, the Company's construction in process balance of approximately $0.7 million consisted of several smaller projects among our facilities.

NOTE 7 — STOCK BASED COMPENSATION

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

The following table summarizes the activity related to restricted stock awards for the three months ended June 30, 2025:

		Weighted Average
	Number of Shares	Grant Date Fair Value Per Share
Unvested at March 31, 2025	18,026	$7.07
Cancelled or forfeited	—	—
Granted	89,534	14.39
Vested	(14,000)	4.32
Unvested at June 30, 2025	93,560	$14.49

The Company measures compensation expense for restricted stock awards at the market price of the common stock as of the grant date. Compensation expense for awards with time based restrictions is recognized over the requisite service period applicable to each award. Compensation expense for awards with performance based restrictions is recognized once it is probable the performance conditions will be satisfied with a cumulative effect adjustment and the remaining expense recognized over the remaining service period. The stock awards granted during the three months ended June 30, 2025 consist of 53,221 time restricted shares with annual ratable vesting over a three year period and 36,313 performance restricted shares with vesting thresholds dependent on the percentage of average earnings before tax to average accounts receivable, inventory and net PP&E over a three year period. The Company recorded compensation expense of approximately $0.1 million and $0.05 million in the three months ended June 30, 2025 and 2024, respectively, relating to the restricted stock issued under the Plan. As of June 30, 2025, unrecognized compensation expense related to unvested restricted stock was approximately $1.3 million which is expected to be recognized over a weighted average period of approximately 2.8 years. As of June 30, 2025, a total of 24,438 shares were still available to be issued under the Plan.

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we expect to utilize hot-rolled coil futures or options to reduce our exposure to commodity price risk that is inherent in our business. For the three months ended June 30, 2025 and 2024, all of the Company's hedging activities were classified as economic hedges of risk with mark-to-market ("MTM") accounting treatment. By using derivatives, the Company is exposed to credit and market risk. The Company’s exposure to credit risk includes the counterparty’s failure to fulfill its performance obligations under the terms of the derivative contract. The Company attempts to minimize its credit risk by entering into transactions with high quality counterparties and uses exchange-traded derivatives when available. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in commodity prices. The Company manages market risk by continually monitoring exposure within its risk management strategy and portfolio. For any transactions designated as hedging instruments for accounting purposes, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of hedged items.

The Company has forward physical purchase supply agreements in place with some of its suppliers for a portion of its monthly physical steel needs. These supply agreements are not subject to mark-to-market accounting due to the Company electing the normal purchase normal sale exclusion provided in ASC 815.

At June 30, 2025 and  March 31, 2025, the Company did not have any hot-rolled coil futures contracts designated as hedging instruments and classified as cash flow or fair value hedges.

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of June 30, 2025 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives not designated as hedging instruments:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts	Current portion of derivative assets	$328	Current portion of derivative liability	$82

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of March 31, 2025 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives not designated as hedging instruments:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts	Current portion of derivative assets	$636	Current portion of derivative liability	$287

All derivatives are presented on a gross basis on the Consolidated Balance Sheets.

During the three months ended June 30, 2025 and 2024, the Company entered into hot-rolled coil futures contracts that were not designated as hedging instruments for accounting purposes. Accordingly, the change in fair value related to these instruments was immediately recognized in earnings for these periods. During the three months ended June 30, 2025 and 2024, the Company did not designate any transactions as hedging instruments for accounting purposes.

The following table summarizes the gain recognized in earnings for derivative instruments not designated as hedging instruments during the three months ended June 30, 2025 (in thousands):

		Gain Recognized in Earnings
	Location of Gain	for the Three Months Ended
	Recognized in Earnings	June 30, 2025
Hot-rolled coil steel contracts	Gain on economic hedges of risk	$276

The following table summarizes the gain recognized in earnings for derivative instruments not designated as hedging instruments during the three months ended June 30, 2024 (in thousands):

		Gain Recognized in Earnings
	Location of Gain	for the Three Months Ended
	Recognized in Earnings	June 30, 2024
Hot-rolled coil steel contracts	Gain on economic hedges of risk	$5,375

The following table summarizes the Company's economic (non-designated) derivative instruments outstanding at  June 30, 2025 (in thousands):

	Notional Amount	Maturity Date
Hot-rolled coil steel contracts	$(12,484)	July 2025 - June 2026

The following table summarizes the Company's economic (non-designated) derivative instruments outstanding at  March 31, 2025  (in  thousands):

	Notional Amount	Maturity Date
Hot-rolled coil steel contracts	$(9,522)	April 2025 - December 2025

At June 30, 2025 and  March 31, 2025, cash of approximately $0.8 million and $0.5 million, respectively, was held by our clearing agent to collateralize our open derivative positions. These cash requirements are included in "Other current assets" on the Company's Consolidated Balance Sheets at June 30, 2025 and  March 31, 2025.

NOTE 9 — FAIR VALUE MEASUREMENTS

Accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

●	Level 1 – Quoted prices for identical assets and liabilities in active markets.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At  June 30, 2025, our financial assets, net, measured at fair value on a recurring basis were as follows (in thousands):

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial assets, net	$246	$—	$—	$246
Total	$246	$—	$—	$246

At  March 31, 2025, our financial assets, net, measured at fair value on a recurring basis were as follows (in thousands):

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial assets, net	$349	$—	$—	$349
Total	$349	$—	$—	$349

At  June 30, 2025 and  March 31, 2025, the Company did not have any fair value measurements on a non-recurring basis.

NOTE 10 — SEGMENT INFORMATION

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

Segment results are reviewed regularly by the Company’s Chief Operating Decision Makers (“CODMs”). The Company’s CODMs are comprised of the Chief Executive Officer and the Chief Financial Officer. The CODMs assess segment performance and allocate resources based on a number of factors with the most emphasis placed on earnings from operations.

The following is a summary of significant financial information relating to the product groups (in thousands):

	Three Months Ended June 30, 2025
	Flat-Roll	Tubular	Other	Total
Net Sales	$124,067	$10,710	—	$134,777
Cost and expenses:
Cost of materials sold	99,154	6,550	—	105,704
Processing and warehousing expense	6,899	2,429	—	9,328
Delivery expense	6,260	140	—	6,400
Commercial expense	2,199	212	—	2,411
Depreciation and amortization	769	50	28	847
General corporate expenses	—	—	3,044	3,044
	115,281	9,381	3,072	127,734
EARNINGS (LOSS) FROM OPERATIONS	8,786	1,329	(3,072)	7,043
Gain on economic hedges of risk				276
Interest expense				(678)
Other income				4
EARNINGS BEFORE INCOME TAXES				$6,645

	Three Months Ended June 30, 2024
	Flat-Roll	Tubular	Other	Total
Net Sales	$103,387	$11,164	—	$114,551
Cost and expenses:
Cost of materials sold	86,913	9,501	—	96,414
Processing and warehousing expense	5,768	2,410	—	8,178
Delivery expense	5,878	173	—	6,051
Commercial expense	1,482	182	—	1,664
Depreciation and amortization	680	83	32	795
General corporate expenses	—	—	2,847	2,847
	100,721	12,349	2,879	115,949
EARNINGS (LOSS) FROM OPERATIONS	2,666	(1,185)	(2,879)	(1,398)
Gain on economic hedges of risk				5,375
Interest expense				(681)
Other income				3
EARNINGS BEFORE INCOME TAXES				$3,299

	June 30, 2025	March 31, 2025
IDENTIFIABLE ASSETS:
Flat-Roll	$192,341	$204,890
Tubular	22,447	16,792
	214,788	221,682
General corporate assets	4,290	5,140
	$219,078	$226,822

General corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of corporate and accounting salaries, professional fees and services, retirement plan contribution expense, corporate insurance expenses, restricted stock plan compensation expense and office supplies. At June 30, 2025 and March 31, 2025, corporate assets consist primarily of cash, restricted cash, leased administrative office right-of-use assets, unamortized debt issuance costs and the cash value of officers’ life insurance. Although inventory is transferred at cost between product groups, there are no sales between product groups.

NOTE 11 — REVENUE

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

The following table disaggregates our revenue by product for each of our reportable business segments for the three months ended June 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended
	June 30,
	2025	2024
Flat-Roll Segment:
Company Owned Flat-Roll Products	122,846	101,834
Processing or Storage of Customer Owned Coil	1,221	1,553
	124,067	103,387
Tubular Segment:
Manufactured Pipe	10,710	11,164
	10,710	11,164

NOTE 12 — STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for each of the three months ended June 30, 2025 and June 30, 2024 (in thousands):

		Additional
	Common	Paid-In	Treasury	Retained
	Stock	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2025	$8,877	$35,394	$(13,100)	$101,254	$132,425
Net earnings	—	—	—	5,028	5,028
Paid in capital – restricted stock units	—	123	—	—	123
Issuance of restricted stock	90	(90)	—	—	—
Repurchase of shares	—	—	(10)	—	(10)
Cash dividends ($0.04 per share)	—	—	—	(286)	(286)
BALANCE AT JUNE 30, 2025	$8,967	$35,427	$(13,110)	$105,996	$137,280

		Additional
	Common	Paid-In	Treasury	Retained
	Stock	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2024	$8,873	$35,247	$(12,929)	$96,284	$127,475
Net earnings	—	—	—	2,567	2,567
Paid in capital – restricted stock units	—	47	—	—	47
Repurchase of shares	—	—	(123)	—	(123)
Cash dividends ($0.04 per share)	—	—	—	(279)	(279)
BALANCE AT JUNE 30, 2024	$8,873	$35,294	$(13,052)	$98,572	$129,687

NOTE 13 — EARNINGS PER SHARE

Basic and dilutive net earnings per share is computed based on the following information (in thousands, except for share data):

	Three Months Ended
	June 30,
	2025	2024
Numerator (basic and diluted)
Net earnings	$5,028	$2,567
Less: Allocation to unvested restricted stock awards	67	11
Net earnings attributable to common shareholders	$4,961	$2,556

Denominator (basic and diluted)
Weighted average common shares outstanding	6,965,880	6,939,208

For the three months ended June 30, 2025 and 2024, the Company allocated dividends and undistributed earnings to the unvested restricted stock awards.

As the restricted stock qualifies as participating securities, the following restricted stock awards were not accounted in the computation of weighted average diluted common shares outstanding under the two-class method:

	Three Months Ended
	June 30,
	2025	2024
Restricted Stock Awards	69,628	24,218

NOTE 14 — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of approximately $0.7 million during both the three months ended June 30, 2025 and 2024. Additionally, the Company paid income taxes of approximately $0.1 million during both the three months ended June 30, 2025 and 2024.

NOTE 15 — INCOME TAXES

For the three months ended June 30, 2025 and 2024, the Company recorded income tax provisions of approximately $1.6 million and $0.7 million, respectively. For both quarters, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision with this impact partially reduced by the tax effect of restricted stock vesting during the quarters.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

During the three months ended June 30, 2025 (the “2025 quarter”), sales, cost of materials sold and adjusted gross profit increased approximately $20.2 million, $9.3 million and $10.9 million, respectively, compared to the amounts recorded during the three months ended June 30, 2024 (the “2024 quarter”). Adjusted gross profit is a non-GAAP measure calculated as sales minus cost of materials sold. The increase in sales was primarily due to an increase in sales volume. Sales volume for the 2025 quarter consisted of approximately 141,500 tons from inventory and another 19,000 tons of toll processing customer owned material compared to the 2024 quarter volume consisting of approximately 119,000 tons from inventory and 24,000 tons of toll processing. The increase in sales volume for the 2025 quarter was related to a combination of stronger demand among some customers and successful commercial efforts to increase capacity utilization. Adjusted gross profit was approximately $29.1 million for the 2025 quarter compared to approximately $18.1 million for the 2024 quarter. Adjusted gross profit as a percentage of sales was approximately 21.6% for the 2025 quarter compared to approximately 15.8% for the 2024 quarter.

Our operating results are significantly impacted by the market price of hot-rolled steel coil ("HRC"). Entering the 2025 quarter, HRC price had reached the top of a price cycle and remained relatively stable during the 2025 quarter, decreasing slightly towards the end of the quarter. As a result, the Company experienced increased margins during the 2025 quarter. Entering the 2024 quarter, HRC price was on a predominately declining trend which continued throughout the 2024 quarter resulting in compressed physical margins. The Company utilizes HRC futures to partially manage exposure to commodity price risk. The Company recognized hedging related gains of approximately $0.3 million in the 2025 quarter compared to hedging related losses of approximately $5.4 million in the 2024 quarter.

Flat-roll Segment

Flat-roll product segment sales for the 2025 quarter totaled approximately $124.1 million compared to approximately $103.4 million for the 2024 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any sales generated from processing or storage of customer owned material. Sales generated from processing or storage of customer owned material totaled approximately $1.2 million for the 2025 quarter and approximately $1.6 million for the 2024 quarter. Sales generated from flat-roll segment inventory totaled approximately $122.9 million for the 2025 quarter compared to approximately $101.8 million for the 2024 quarter. The average per ton selling price related to these shipments decreased from approximately $932 per ton in the 2024 quarter to approximately $926 per ton in the 2025 quarter. Sales volume for the 2025 quarter consisted of approximately 132,500 tons from inventory and another 19,000 tons of toll processing customer owned material compared to the 2024 quarter volume consisting of approximately 109,000 tons from inventory and 24,000 tons of toll processing. The increase in sales volume for the 2025 quarter was related to a combination of stronger demand among some customers and successful commercial efforts to increase capacity utilization. Flat-roll segment operations recorded earnings from operations of approximately $8.8 million and $2.7 million for the 2025 quarter and 2024 quarter, respectively.

The Company’s flat-roll segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2025 quarter totaled approximately $10.7 million compared to approximately $11.2 million for the 2024 quarter. Sales decreased primarily due to a decline in tons sold, offset by a slight increase in the average selling price per ton. Tons sold decreased from approximately 10,000 tons in the 2024 quarter to approximately 9,000 tons in 2025 quarter. The average per ton selling price increased from approximately $1,140 per ton for the 2024 quarter to approximately $1,206 per ton for the 2025 quarter.  The tubular segment recorded earnings from operations of approximately $1.3 million for the 2025 quarter compared to a loss from operations of approximately $1.2 million for the 2024 quarter.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2025 quarter, selling, general and administrative costs increased approximately $0.9 million compared to the 2024 quarter. This increase is primarily related to increased incentive compensation expense due to the higher earnings in the 2025 quarter compared to the 2024 quarter.

Income Taxes

Income taxes increased from a provision for the 2024 quarter of approximately $0.7 million to a provision for the 2025 quarter of approximately $1.6 million. This increase was primarily related to increased earnings before taxes for the 2025 quarter. The income tax provision as a percentage of earnings before tax was approximately 24.3% and 22.2% for the three months ended June 30, 2025 and 2024, respectively. For both quarters, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision with this impact partially reduced by the tax effect of restricted stock vesting during the quarters.

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

The following table reconciles the GAAP measure for gross profit to the non-GAAP measure adjusted gross profit (in thousands):

	THREE MONTHS ENDED
	JUNE 30,
	2025	2024
Gross profit (GAAP measure)	$12,498	$3,113
Processing and warehousing expense	9,328	8,178
Delivery expense	6,400	6,051
Depreciation and amortization	847	795
Adjusted gross profit (non-GAAP measure presented)	$29,073	$18,137

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s current ratio was 3.9 at June 30, 2025 and 4.3 at March 31, 2025. Working capital was approximately $117.5 million at June 30, 2025 and $128.1 million at March 31, 2025.

During the three months ended June 30, 2025, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Cash and restricted cash decreased due primarily to cash used for the purchase of property, plant and equipment and the reduction of debt. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

The Company has a $150 million asset-based lending facility ("ABL Facility") in place with JPMorgan Chase Bank, N.A. as the arranging agent and BMO Harris Bank, N.A. as a one-third syndicated participant. On May 6, 2025, the Company executed the fourth amendment to the credit agreement which extended the maturity date of the ABL Facility to August 19, 2026. The ABL Facility is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.8% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 15% of the revolving commitment or $22.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.10 to 1.00 for the trailing twelve-month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased up to an aggregate of $25 million, in minimum increments of $5 million. At June 30, 2025, the Company had a balance of approximately $33.0 million under the ABL Facility with an applicable interest rate of 6.2%. At June 30, 2025, the Company's applicable borrowing base calculation supported access to approximately $103.7 million of the ABL Facility. As of the filing date of this Form 10-Q, the Company had borrowings of approximately $27.9 million outstanding under the ABL Facility and the Company's most recent borrowing base calculation provided access to approximately $104.3 million of the ABL Facility.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 12 months. With maturity of the existing ABL facility approaching one year, the Company is in the process of renewing its credit arrangement.

HEDGING ACTIVITIES

The Company utilizes hot-rolled coil futures to manage price risk on unsold inventory and longer-term fixed price sales agreements. The Company has elected hedge accounting for some of its hedging activities previously but most recently the Company has classified its hedging activities as economic hedges of risk with mark-to-market ("MTM") accounting treatment. Hedging decisions are intended to protect the value of the Company's inventory and produce more consistent financial results over price cycles. The Company recognized gains of approximately $0.3 million and $5.4 million in the three months ended June 30, 2025 and 2024, respectively, related to hedging activities with all of this being classified as economic hedges of risk. With MTM accounting treatment it is possible that hedging related gains or losses might be recognized in a different fiscal quarter or fiscal year than the corresponding improvement or contraction in our physical margins. See Note 8 for additional information related to the Company's hedging activities.

OUTLOOK

The Company expects sales volume for its second quarter of fiscal 2026 to be slightly higher than the sales volume for the first fiscal quarter as the Company progresses on its efforts to increase the capacity utilization of its facilities. Hot-rolled coil prices softened at the end of the first quarter and the start of the second quarter. As a result, the Company expects lower margins for the second quarter compared to the first quarter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended). We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to us is recorded, processed, summarized and reported to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2025 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended June 30, 2025

Part II — OTHER INFORMATION

Item 5. Other Information

During the three months ended June 30, 2025, none of our officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c), respectively, of Regulation S-K, for the purchase or sale of our securities.

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

3.3	—	Amended and Restated Bylaws of the Company, as amended on November 8, 2021. (incorporated by reference from Exhibit 3.3 to the Company's Form 10-Q filed on November 19, 2021).

10.1	—	Friedman Industries, Incorporated Key Employee Change In Control Severance Plan. (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q filed on November 12, 2024).

10.2		Fourth Amendment to Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended March 31, 2025 filed on June 12, 2025).

** 31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

** 31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

** 32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

** 32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

**101.INS	—	Inline XBRL Instance Document.

**101.SCH	—	Inline XBRL Taxonomy Schema Document.

**101.CAL	—	Inline XBRL Calculation Linkbase Document.

**101.DEF	—	Inline XBRL Definition Linkbase Document.

**101.LAB	—	Inline XBRL Label Linkbase Document.

**101.PRE	—	Inline XBRL Presentation Linkbase Document.

**104	—	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

Date: August 7, 2025	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)