Form 10-Q
period 2025-09-30
FRIEDMAN INDUSTRIES INC
filed 2025-11-10
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

At November 10, 2025, the number of shares outstanding of the issuer’s only class of stock was 7,112,182 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

(In thousands, except for share data)

	SEPTEMBER 30, 2025	MARCH 31, 2025
ASSETS
CURRENT ASSETS:
Cash	$4,586	$3,686
Accounts receivable, net of allowances for credit losses and cash discounts of $150 and $147 at September 30, and March 31, 2025, respectively	62,257	47,476
Inventories	161,566	113,689
Current portion of derivative assets	990	636
Other current assets	1,926	980
TOTAL CURRENT ASSETS	231,325	166,467
PROPERTY, PLANT AND EQUIPMENT:
Land	11,642	1,572
Buildings and yard improvements	33,253	30,393
Machinery and equipment	61,494	57,970
Construction in process	2,346	135
Less accumulated depreciation	(35,554)	(33,819)
	73,181	56,251
OTHER ASSETS:
Operating lease right-of-use asset	5,108	2,841
Other assets	1,675	1,263
TOTAL ASSETS	$311,289	$226,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$67,844	$35,304
Income taxes payable	143	647
Dividends payable	282	279
Accrued employee compensation and related expenses	2,966	1,807
Current portion of derivative liability	142	287
TOTAL CURRENT LIABILITIES	71,377	38,324
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	118	115
DEFERRED INCOME TAX LIABILITY	5,445	5,478
NON-CURRENT LEASE LIABILITIES	4,466	2,752
SELLER NOTE PAYABLE, NET	3,489	—
CONTINGENT CONSIDERATION LIABILITY	3,580	—
ASSET BASED LENDING FACILITY	83,541	47,728
TOTAL LIABILITIES	172,016	94,397
COMMITMENTS AND CONTINGENCIES (SEE NOTE 2)
STOCKHOLDERS’ EQUITY:
Common stock, par value $1: Authorized shares — 10,000,000; Issued shares — 8,966,763 and 8,877,229 shares at September 30, and March 31, 2025	8,967	8,877
Additional paid-in capital	35,463	35,394
Treasury stock at cost (shares 1,907,323 and 1,906,693 shares at September 30, and March 31, 2025, respectively)	(13,110)	(13,100)
Retained earnings	107,953	101,254
TOTAL STOCKHOLDERS’ EQUITY	139,273	132,425
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$311,289	$226,822

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2025	2024	2025	2024
Net Sales	$152,383	$106,759	$287,160	$221,310
Costs and expenses:
Costs of materials sold (excludes items shown separately below)	126,082	88,761	231,786	184,656
Processing and warehousing expense	9,064	7,861	18,392	16,558
Delivery expense	7,134	5,381	13,534	11,432
Selling, general and administrative	6,287	3,935	11,742	8,446
Depreciation and amortization	937	823	1,784	1,618
Loss on disposal of property, plant and equipment	—	222	—	222
	149,504	106,983	277,238	222,932
EARNINGS (LOSS) FROM OPERATIONS	2,879	(224)	9,922	(1,622)
Gain on economic hedges of risk	851	194	1,127	5,569
Interest expense	(754)	(869)	(1,432)	(1,550)
Other income (expense)	1	(3)	5	—
EARNINGS (LOSS) BEFORE INCOME TAXES	2,977	(902)	9,622	2,397
Provision for (benefit from) income taxes:
Current	744	(219)	2,387	523
Deferred	(7)	(8)	(33)	(18)
	737	(227)	2,354	505
NET EARNINGS (LOSS)	$2,240	$(675)	$7,268	$1,892
Net earnings (loss) per share:
Basic	$0.32	$(0.10)	$1.03	$0.27
Diluted	$0.32	$(0.10)	$1.03	$0.27
Cash dividends declared per common share	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In thousands)

	SIX MONTHS ENDED SEPTEMBER 30,
	2025	2024
OPERATING ACTIVITIES
Net earnings	$7,268	$1,892
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	1,784	1,618
Deferred taxes	(33)	(18)
Compensation expense for restricted stock	159	89
Change in postretirement benefits	3	8
Gain recognized on open derivatives not designated for hedge accounting	(500)	(1,629)
Loss on disposal of property, plant and equipment	—	222
Amortization of right-of-use asset	36	(8)
Decrease (increase) in operating assets, net of amounts acquired in business combination:
Accounts receivable	(2,108)	7,709
Inventories	(13,254)	10,753
Other current assets	(950)	141
Other assets	(3)	—
Increase (decrease) in operating liabilities, net of amounts assumed in business combination:
Accounts payable and accrued expenses	22,866	(9,295)
Income taxes payable	(504)	(2,018)
Employee compensation and related expenses	1,159	(4,740)
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,923	4,724
INVESTING ACTIVITIES
Cash paid for Century business combination	(45,597)	—
Purchase of property, plant and equipment	(4,238)	(1,900)
Deposit on steel processing equipment	—	(1,000)
Increase in cash surrender value of officers’ life insurance	(4)	(2)
NET CASH USED IN INVESTING ACTIVITIES	(49,839)	(2,902)
FINANCING ACTIVITIES
Debt issuance cost	(395)	—
Cash dividends paid	(565)	(557)
Cash paid for principal portion of finance lease	—	(54)
Cash paid for share repurchases	(9)	(134)
Borrowings on asset based lending facility	415,028	326,988
Repayments on asset based lending facility	(379,215)	(331,424)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	34,844	(5,181)
INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	928	(3,359)
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	4,148	5,897
CASH AND RESTRICTED CASH AT END OF PERIOD	$5,076	$2,538

Cash and restricted cash at both September 30, 2025 and March 31, 2025 included approximately $0.5 million of cash required to collateralize open derivative positions. These amounts are reported in "Other current assets" on the Company's consolidated balance sheets at September 30, 2025 and March 31, 2025. The Company had approximately $0.1 million in restricted cash as of September 30, 2024.

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

NOTE 2 — BUSINESS COMBINATIONS

On August 29, 2025, (the “Acquisition Date”), the Company acquired certain assets and liabilities of Century Metals & Supplies Inc. (“Century”) based in Miami, Florida. The Company acquired the working capital, buildings, processing and other equipment, and the related real estate of Century (the “Transaction”). In addition to the owned facilities in Miami, the Transaction also includes leased distribution and warehouse facilities in Orlando, Florida and Tampa, Florida. The operations will continue as Century Metals and Supplies LLC, a wholly owned subsidiary of the Company. Century is a metals processing company with cut-to-length and coil slitting capabilities which will operate as part of the Company's flat-roll business segment. As a result of the Transaction, the Company expanded its presence in the southeastern U.S. and Latin American markets and broadened the Company's product offerings to include cold-rolled, coated, and stainless steels, as well as non-ferrous materials such as aluminum, copper, and brass.

The Transaction resulted in the Company acquiring all the ownership interests in the assets noted above, for a total consideration of approximately $52.7 million, subject to final net working capital adjustments. The total consideration consists of (i) approximately $45.6 million of cash at close, (ii) a five-year seller's note with a fair value of approximately $3.5 million and (iii) contingent consideration possible through earn-out provisions with a fair value of approximately $3.6 million. The contingent consideration allows for up to $10 million in additional consideration over a four-year period based on certain performance metrics and is not contingent on the sellers employment with Century at the time of the payout and, as such, the fair value of such contingent consideration was recognized as consideration transferred.

The seller’s note was fair valued using a discounted cash flow analysis of the expected future payments, for which the significant inputs included the rate of return based on a reference rate plus a spread and the expected cash flows associated with the seller’s note over the remaining time to maturity. The contingent consideration was fair valued using a Monte Carlo simulation of the potential cash payments to the sellers utilizing an estimate of the average future EBITDA, which was discounted to present value. The significant inputs to the Monte Carlo simulation included projected future EBITDA, a discount rate, EBITDA targets, maximum payout and EBITDA volatility. Such contingent consideration is required to be measured at fair value at inception and at each reporting period, however management determined that there was no change in the fair value of the contingent consideration as of September 30, 2025. As of September 30, 2025, the value of the contingent consideration was $3.5 million and is included within contingent consideration liability on the consolidated balance sheet.

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

Fair value of assets acquired and liabilities assumed (in thousands)
Accounts receivable	$12,672
Inventory	34,623
Property, plant and equipment	14,428
Operating lease right-of-use asset	2,422
Other assets	26
Accounts payable	(9,083)
Operating lease liability	(2,422)
Total	$52,666

The following unaudited pro forma consolidated operating results give effect to the Transaction as if it had been completed as of July 1, 2025 (in thousands). These pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Transaction had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net sales	$173,477	$130,910	$333,247	270,783
Earnings from operations	$3,847	$900	$11,834	807

The Company recorded acquisition specific costs of approximately $0.9 million and $1.1 million in the three and six month periods ended September 30, 2025 as a component of "Selling, general and administrative" expenses on the Condensed Consolidated Statement of Operation.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires that an entity disclose specific categories in the rate reconciliation, provide additional information for reconciling items that are greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate, and provide income taxes paid by jurisdiction that are greater than 5 percent of total income taxes paid. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign operations. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 is to be applied on a prospective basis, but retrospective application is permitted. The Company is evaluating the impact that adoption of the provisions of ASU 2023-09 will have on its consolidated financial statements.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 will require more detailed information about the types of expenses in commonly presented income statement captions such as “Cost of sales” and “Selling, general and administrative expenses”. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is evaluating the impact that adoption of the provisions of ASU 2024-03 will have on its consolidated financial statements.

NOTE 4 — INVENTORIES

The Company operates in two segments: the flat-roll segment and the tubular segment. Both the flat-roll segment and tubular segment inventories consist of raw material and finished goods. Cost for all of the Company's flat-roll segment inventory, except for inventory of the Century Metals & Supplies subsidiary, is determined using the average cost method. The cost of Century Metals & Supplies is determined using the specific identification method. Cost for all of the Company's tubular segment inventory is determined using the weighted average cost method. All inventories are valued at the lower of cost or net realizable value. Flat-roll raw material inventory consists primarily of carbon steel, stainless steel and aluminum flat-roll products the Company will process into sheet, plate or slit coil. Flat-roll finished goods consists of processed sheet, plate or slit coil inventory. Tubular raw material inventory consists of hot-rolled steel coils that the Company will manufacture into pipe. Tubular finished goods inventory consists of pipe the Company has manufactured. Inventory costs include the costs of the purchased metals, inbound freight, transfer freight, certain external processing, internal processing, direct labor and applicable overhead costs.

A summary of inventory values by product group follows (in thousands):

	September 30, 2025	March 31, 2025
Flat-Roll raw material	$110,125	$85,865
Flat-Roll finished goods	30,614	15,737
Tubular raw material	11,164	7,055
Tubular finished goods	9,663	5,032
	$161,566	$113,689

NOTE 5 — DEBT

         On August 29, 2025, the Company renewed its asset-based lending facility ("ABL Facility") led by JPMorgan Chase Bank, N.A by executing the fifth amendment to the credit agreement. Wells Fargo Bank, N.A. became the only syndicated participant of the ABL facility with a 40% holding. The $125 million ABL Facility matures on August 29, 2030 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1.45% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.65% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 10% of the revolving commitment or $12.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.00 to 1.00 for the trailing twelve-month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased up to an aggregate of $75 million, in minimum increments of $5 million. At  September 30, 2025, the Company had a balance of approximately $83.5 million under the ABL Facility with an applicable interest rate of 5.8%. At  September 30, 2025, the Company's borrowing base supported full access to the ABL Facility.

The Company incurred debt issuance costs of approximately $0.4 million related to the renewal of the ABL Facility with these costs recorded as a non-current other asset which will be amortized on an equal monthly basis over the term of the ABL facility.

The Company issued a seller's note of $3.5 million related to the acquisition of Century Metals & Supplies described in Note 2. The promissory note has a maturity date of August 29, 2030 and accrues interest at a rate of 6.5% per annum, payable quarterly in arrears on the last date of each quarter, commencing September 30, 2025.

 NOTE 6 — LEASES

In August 2025, the Company was assigned operating leases for distribution and warehouse facilities in Orlando, FL and Tampa, FL and certain transportation equipment related to the acquisition of Century. The Orlando lease expires July 31, 2029 and calls for monthly rental payments of approximately $25,000. The Tampa lease expires November 30, 2029 but contains a 6 month extension option and calls for monthly rental payments of approximately $21,000. The Company recognized initial right-of-use ("ROU") assets and lease liabilities of approximately $2.4 million during the September 30, 2025 quarter related to the assumed Century leases. The Company's other ROU assets and lease liabilities consist primarily of operating leases for the Granite City, IL operating facility and administrative office spaces in The Woodlands, TX and Longview, TX. The Company’s other operating leases for items such as operations equipment, IT equipment and storage space are either short-term in nature or immaterial. The Company does not have any finance leases in place.

The Company determines if an arrangement contains a lease at inception based on if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration and allows the Company to obtain substantially all of the economic benefit from the use of the identified asset. Certain lease agreements contain rent escalation clauses and one or more options to extend the lease. The Company considers these provisions when calculating operating lease obligations. The Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments.

The components of expense related to leases for the three and six months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease expense	$168	$108	$276	$168
	$168	$108	$276	$168

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of September 30, 2025 and March 31, 2025 (in thousands):

	September 30, 2025	March 31, 2025	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$5,108	$2,841	Operating lease right-of-use asset
Total right-of-use assets	$5,108	$2,841
Liabilities
Operating lease liability, current	$750	$160	Accrued expenses
Operating lease liability, non-current	4,466	2,752	Non-current lease liabilities
Total lease liabilities	$5,216	$2,912

As of September 30, 2025, the weighted-average remaining lease term was 12.4 years for operating leases. The weighted average discount rate was 7.0% for operating leases.

Maturities of lease liabilities as of September 30, 2025 were as follows (in thousands):

Operating Leases
Fiscal 2026 (remainder of fiscal year)	532
Fiscal 2027	1,054
Fiscal 2028	990
Fiscal 2029	959
Fiscal 2030 and beyond	5,034
Total undiscounted lease payments	$8,569
Less: imputed interest	(3,353)
Present value of lease liability	$5,216

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

At September 30, 2025, the Company's construction in process balance of approximately $2.3 million consisted of approximately $1.9 million associated with additional processing equipment being installed in our Granite City, IL facility. The remaining balance consists of several smaller projects among our facilities.

NOTE 8 — STOCK BASED COMPENSATION

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

The following table summarizes the activity related to restricted stock awards for the six months ended September 30, 2025:

		Weighted Average
	Number of Shares	Grant Date Fair Value Per Share
Unvested at March 31, 2025	18,026	$7.07
Cancelled or forfeited	—	—
Granted	89,534	14.39
Vested	(14,000)	4.32
Unvested at September 30, 2025	93,560	$14.49

The Company measures compensation expense for restricted stock awards at the market price of the common stock as of the grant date. Compensation expense for awards with time based restrictions is recognized over the requisite service period applicable to each award. Compensation expense for awards with performance based restrictions is recognized once it is probable the performance conditions will be satisfied with a cumulative effect adjustment and the remaining expense recognized over the remaining service period. The stock awards granted during the six months ended September 30, 2025 consist of 53,221 time restricted shares with annual ratable vesting over a three year period and 36,313 performance restricted shares with vesting thresholds dependent on the percentage of average earnings before tax to average accounts receivable, inventory and net PP&E over a three year period. The Company recorded compensation expense of approximately $0.2 million and $0.1 million in the six months ended September 30, 2025 and 2024, respectively, relating to the restricted stock issued under the Plan. As of September 30, 2025, unrecognized compensation expense related to unvested restricted stock was approximately $0.7 million which is expected to be recognized over a weighted average period of approximately 2.5 years. As of September 30, 2025, a total of 24,438 shares were still available to be issued under the Plan.

In September 2025, the Company's shareholders approved the Friedman Industries, Incorporated 2025 Long-Term Incentive Plan (the "LTIP"). Under the LTIP, the Company may award stock-based compensation to employees, non-employee directors and third-party service providers. The LTIP permits the award of stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards for up to 550,000 shares of the Company's common stock. As of September 30, 2025, no stock-based compensation had been awarded under the LTIP.

NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we expect to utilize hot-rolled coil futures, options or swaps to reduce our exposure to commodity price risk that is inherent in our business. For the six months ended September 30, 2025 and 2024, all of the Company's hedging activities were classified as economic hedges of risk with mark-to-market ("MTM") accounting treatment. By using derivatives, the Company is exposed to credit and market risk. The Company’s exposure to credit risk includes the counterparty’s failure to fulfill its performance obligations under the terms of the derivative contract. The Company attempts to minimize its credit risk by entering into transactions with high quality counterparties and uses exchange-traded derivatives when available. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in commodity prices. The Company manages market risk by continually monitoring exposure within its risk management strategy and portfolio. For any transactions designated as hedging instruments for accounting purposes, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of hedged items.

The Company has forward physical purchase supply agreements in place with some of its suppliers for a portion of its monthly physical steel needs. These supply agreements are not subject to mark-to-market accounting due to the Company electing the normal purchase normal sale exclusion provided in ASC 815.

At September 30, 2025 and  March 31, 2025, the Company did not have any derivatives designated as hedging instruments and classified as cash flow or fair value hedges.

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of September 30, 2025 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives not designated as hedging instruments:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts	Current portion of derivative assets	$990	Current portion of derivative liability	$142

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

During the six months ended September 30, 2025 and 2024, the Company entered into hot-rolled coil futures and swap contracts that were not designated as hedging instruments for accounting purposes. Accordingly, the change in fair value related to these instruments was immediately recognized in earnings for these periods. During the six months ended September 30, 2025 and 2024, the Company did not designate any transactions as hedging instruments for accounting purposes.

The following table summarizes the gain recognized in earnings for derivative instruments not designated as hedging instruments during the three and six months ended September 30, 2025 (in thousands):

		Gain Recognized in Earnings
	Location of Gain	for the Three Months Ended
	Recognized in Earnings	September 30, 2025
Hot-rolled coil steel contracts	Gain on economic hedges of risk	$851

		Gain Recognized in Earnings
	Location of Gain	for the Six Months Ended
	Recognized in Earnings	September 30, 2025
Hot-rolled coil steel contracts	Gain on economic hedges of risk	$1,127

The following table summarizes the gain recognized in earnings for derivative instruments not designated as hedging instruments during the three and six months ended September 30, 2024 (in thousands):

		Gain Recognized in Earnings
	Location of Gain	for the Three Months Ended
	Recognized in Earnings	September 30, 2024
Hot-rolled coil steel contracts	Gain on economic hedges of risk	$194

		Gain Recognized in Earnings
	Location of Gain	for the Six Months Ended
	Recognized in Earnings	September 30, 2024
Hot-rolled coil steel contracts	Gain on economic hedges of risk	$5,569

The following table summarizes the Company's economic (non-designated) derivative instruments outstanding at  September 30, 2025 (in thousands):

	Notional Amount	Maturity Date
Hot-rolled coil steel contracts	$(28,108)	October 2025 - December 2026

The following table summarizes the Company's economic (non-designated) derivative instruments outstanding at  March 31, 2025  (in  thousands):

	Notional Amount	Maturity Date
Hot-rolled coil steel contracts	$(9,522)	April 2025 - December 2025

At both  September 30, 2025 and  March 31, 2025, cash of approximately $0.5 million was held by our clearing agent to collateralize our open derivative positions. These cash requirements are included in "Other current assets" on the Company's Consolidated Balance Sheets at September 30, 2025 and  March 31, 2025.

NOTE 10 — FAIR VALUE MEASUREMENTS

Accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

●	Level 1 – Quoted prices for identical assets and liabilities in active markets.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At  September 30, 2025, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity swap contracts – financial assets, net	$—	$920	$—	$920
Commodity futures – financial liabilities, net	(72)	-	-	(72)
Total	$(72)	$920	$—	$848

At  March 31, 2025, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial asset, net	$349	$—	$—	$349
Total	$349	$—	$—	$349

At  September 30, 2025 and  March 31, 2025, the Company did not have any fair value measurements on a non-recurring basis.

NOTE 11 — SEGMENT INFORMATION

The Company is engaged in the metals processing, pipe manufacturing, and metals and pipe distribution business. Within the Company, there are two product groups: flat-roll and tubular. The Company’s flat-roll operations consist primarily of converting carbon steel, stainless steel and aluminum flat-roll products into sheet, plate or slit coil. Through its tubular operations, the Company purchases, processes, manufactures and markets tubular products.

Segment results are reviewed regularly by the Company’s Chief Operating Decision Makers (“CODMs”). The Company’s CODMs are comprised of the Chief Executive Officer and the Chief Financial Officer. The CODMs assess segment performance and allocate resources based on a number of factors with the most emphasis placed on earnings from operations.

The following is a summary of significant financial information relating to the product groups (in thousands):

	Three Months Ended September 30, 2025
	Flat-roll	Tubular	Other	Total
Net Sales	$143,340	$9,043	—	$152,383
Cost and expenses:
Cost of materials sold	119,820	6,262	—	126,082
Processing and warehousing expense	7,515	1,549	—	9,064
Delivery expense	7,009	125	—	7,134
Commercial expense	2,473	187	—	2,660
Depreciation and amortization	825	52	60	937
General corporate expenses	—	—	3,627	3,627
	137,642	8,175	3,687	149,504
EARNINGS (LOSS) FROM OPERATIONS:	5,698	868	(3,687)	2,879
Gain on economic hedges of risk				851
Interest expense				(754)
Other income				1
EARNINGS BEFORE INCOME TAXES				$2,977

	Six Months Ended September 30, 2025
	Flat-roll	Tubular	Other	Total
Net Sales	$267,407	$19,753	—	$287,160
Cost and expenses:
Cost of materials sold	218,974	12,812	—	231,786
Processing and warehousing expense	14,413	3,979	—	18,392
Delivery expense	13,269	265	—	13,534
Commercial expense	4,672	399	—	5,071
Depreciation and amortization	1,594	101	89	1,784
General corporate expenses	—	—	6,671	6,671
	252,922	17,556	6,760	277,238
EARNINGS (LOSS) FROM OPERATIONS:	14,485	2,197	(6,760)	9,922
Gain on economic hedges of risk				1,127
Interest expense				(1,432)
Other income				5
EARNINGS BEFORE INCOME TAXES				$9,622

	Three Months Ended September 30, 2024
	Flat-roll	Tubular	Other	Total
Net Sales	$97,379	$9,380	—	$106,759
Cost and expenses:
Cost of materials sold	81,398	7,363	—	88,761
Processing and warehousing expense	5,667	2,194	—	7,861
Delivery expense	5,217	164	—	5,381
Commercial expense	1,497	156	—	1,653
Depreciation and amortization	709	85	29	823
General corporate expenses	—	—	2,282	2,282
Loss on disposal of property, plant and equipment	222	—	—	222
	94,710	9,962	2,311	106,983
EARNINGS (LOSS) FROM OPERATIONS:	2,669	(582)	(2,311)	(224)
Gain on economic hedges of risk				194
Interest expense				(869)
Other income				(3)
EARNINGS (LOSS) BEFORE INCOME TAXES				$(902)

	Six Months Ended September 30, 2024
	Flat-roll	Tubular	Other	Total
Net Sales	$200,766	$20,544	—	$221,310
Cost and expenses:
Cost of materials sold	167,792	16,864	—	184,656
Processing and warehousing expense	11,954	4,604	—	16,558
Delivery expense	11,095	337	—	11,432
Commercial expense	2,979	337	—	3,316
Depreciation and amortization	1,389	169	60	1,618
General corporate expenses	—	—	5,130	5,130
Loss on disposal of property, plant and equipment	222	—	—	222
	195,431	22,311	5,190	222,932
EARNINGS (LOSS) FROM OPERATIONS:	5,335	(1,767)	(5,190)	(1,622)
Gain on economic hedges of risk				5,569
Interest expense				(1,550)
EARNINGS (LOSS) BEFORE INCOME TAXES				$2,397

	September 30, 2025	March 31, 2025
IDENTIFIABLE ASSETS:
Flat-Roll	$279,119	$204,890
Tubular	25,328	16,792
	304,447	221,682
General corporate assets	6,842	5,140
	$311,289	$226,822

General corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of payroll expenses related to corporate functions, professional fees and services, retirement plan contribution expense, corporate insurance expenses, restricted stock plan compensation expense and office supplies. At September 30, 2025 and March 31, 2025, corporate assets consist primarily of cash, restricted cash, leased administrative office right-of-use assets, unamortized debt issuance costs and the cash value of officers’ life insurance. Although inventory is transferred at cost between product groups, there are no sales between product groups.

NOTE 12 — REVENUE

Revenue is generated primarily from contracts to manufacture or process metal products. Most of the Company’s revenue is generated by sales of material out of the Company’s inventory but a portion of the Company’s revenue is derived from processing or storage of customer owned material. Generally, the Company’s performance obligations are satisfied, control of our products is transferred, and revenue is recognized at a single point in time, when title transfers to our customer for product shipped or when services are provided. Revenues are recorded net of any sales incentives. Shipping and other transportation costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Costs related to obtaining sales contracts are incidental and expensed when incurred. Because customers are invoiced at the time title transfers and the Company’s rights to consideration are unconditional at that time, the Company does not maintain contract asset balances. Additionally, the Company does not maintain contract liability balances, as performance obligations are satisfied prior to customer payment for product. The Company offers industry standard payment terms.

The Company has two reportable segments: Flat-Roll and Tubular. Flat-roll primarily generates revenue from cutting to length or slitting flat-roll metals. Flat-roll segment revenue consists of two product types: Company Owned Flat-Roll Products and Processing or Storage of Customer Owned Coil. Tubular primarily generates revenue from selling steel pipe it has manufactured resulting in a single product type: Manufactured Pipe.

The following table disaggregates our revenue by product for each of our reportable business segments for the three and six months ended September 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Flat-Roll Segment:
Company Owned Flat-Roll Products	$141,694	$96,232	$264,540	$198,066
Processing or Storage of Customer Owned Coil	1,646	1,147	2,867	2,700
	$143,340	$97,379	$267,407	$200,766
Tubular Segment:
Manufactured Pipe	$9,043	$9,380	$19,753	$20,544
	$9,043	$9,380	$19,753	$20,544

NOTE 13 — STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for each of the six months ended September 30, 2025 and September 30, 2024 (in thousands):

		Additional
	Common	Paid-In	Treasury	Retained
	Stock	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2025	$8,877	$35,394	$(13,100)	$101,254	$132,425
Net earnings	—	—	—	5,028	5,028
Paid in capital – restricted stock units	—	123	—	—	123
Issuance of restricted stock	90	(90)	—	—	—
Repurchase of shares	—	—	(10)	—	(10)
Cash dividends ($0.04 per share)	—	—	—	(286)	(286)
BALANCE AT JUNE 30, 2025	$8,967	$35,427	$(13,110)	$105,996	$137,280
Net earnings	—	—	—	2,240	2,240
Paid in capital – restricted stock units	—	36	—	—	36
Cash dividends ($0.04 per share)	—	—	—	(283)	(283)
BALANCE AT SEPTEMBER 30, 2025	$8,967	$35,463	$(13,110)	$107,953	$139,273

		Additional
	Common	Paid-In	Treasury	Retained
	Stock	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2024	$8,873	$35,247	$(12,929)	$96,284	$127,475
Net earnings	—	—	—	2,567	2,567
Paid in capital – restricted stock units	—	47	—	—	47
Repurchase of shares	—	—	(123)	—	(123)
Cash dividends ($0.04 per share)	—	—	—	(279)	(279)
BALANCE AT JUNE 30, 2024	$8,873	$35,294	$(13,052)	$98,572	$129,687
Net loss	—	—	—	(675)	(675)
Paid in capital – restricted stock units	—	42	—	—	42
Repurchase of shares	—	—	(11)	—	(11)
Cash dividends ($0.04 per share)	—	—	—	(279)	(279)
BALANCE AT SEPTEMBER 30, 2024	$8,873	$35,336	$(13,063)	$97,618	$128,764

NOTE 14 — EARNINGS PER SHARE

Basic and dilutive net earnings per share is computed based on the following information (in thousands, except for share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator (basic and diluted)
Net earnings (loss)	$2,240	$(675)	$7,268	$1,892
Less: Allocation to unvested restricted stock units	30	1	97	8
Net earnings (loss) attributable to common shareholders	$2,210	$(676)	$7,171	$1,884

Denominator (basic and diluted)
Weighted average common shares outstanding	6,965,880	6,939,416	6,965,880	6,939,312

For the six months ended September 30, 2025 and 2024, the Company allocated dividends and undistributed earnings to the unvested restricted stock awards.

As the restricted stock qualifies as participating securities, the following restricted stock awards were not accounted in the computation of weighted average diluted common shares outstanding under the two-class method:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Restricted Stock Units	55,755	24,049	73,373	22,997

NOTE 15 — SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended September 30, 2025, the Company had non-cash investing and financing activities associated with the Century Metals & Supplies acquisition of approximately $3.5 million related to a seller's note and approximately $3.6 million related to contingent consideration. The Company paid interest of approximately $1.3 million and $1.6 million during the six months ended September 30, 2025 and 2024, respectively. Additionally, the Company paid income taxes of approximately $3.0 million and $2.9 million during the six months ended September 30, 2025 and 2024, respectively.

NOTE 16 — INCOME TAXES

For the six months ended September 30, 2025 and 2024, the Company recorded income tax provisions of approximately $2.4 million and $0.5 million, respectively. For the 2025 period, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision. For the 2024 period, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision with this impact partially reduced by the tax effect of restricted stock vesting during the periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Friedman Industries, Incorporated is a manufacturer and processor of metals and operates in two reportable segments: flat-roll products and tubular products.

The flat-roll product segment consists of flat-roll processing facilities located in Hickman, Arkansas; Decatur, Alabama; Miami, Florida; East Chicago, Indiana; Granite City, Illinois and Sinton, Texas and a flat-roll distribution facility located in Orlando, Florida. The Hickman, Granite City and East Chicago facilities operate temper mills and cut-to-length lines. The Decatur and Sinton facilities operate stretcher leveler cut-to-length lines. The Miami facility operates a corrective leveling cut-to-length line and a coil slitting line. The processing equipment improves the quality of the material and cuts the material into sheet, plate or slit coil. On a combined basis, the facilities are capable of cutting sheet and plate with thicknesses ranging from 30 gauge to 1” thick in widths ranging from 11” wide to 96” wide. The flat-roll segment is able to produce slit coil with thickness ranging from 32 gauge to 10 gauge in widths ranging from 1/2" wide to 60" wide. The vast majority of flat-roll product segment revenue is generated from sales of Company owned inventory but the segment also generates revenue from the processing or storage of customer owned material on a fee basis.

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

Results of Operations

Six Months Ended September 30, 2025 Compared to Six Months Ended September 30, 2024

During the six months ended September 30, 2025 (the “2025 period”), sales, cost of materials sold and adjusted gross profit increased approximately $65.9 million, $47.1 million and $18.7 million, respectively, compared to the amounts recorded during the six months ended September 30, 2024 (the “2024 period”). Adjusted gross profit is a non-GAAP measure calculated as sales minus cost of materials sold. The increase in sales was primarily due to an increase in sales volume. Sales volume for the 2025 period consisted of approximately 296,500 tons from inventory and another 43,500 tons of toll processing customer owned material compared to the 2024 period volume consisting of approximately 240,000 tons from inventory and 42,000 tons of toll processing. The increase in sales volume for the 2025 period was primarily related to a combination of stronger demand among some customers and successful commercial efforts to increase capacity utilization. Adjusted gross profit was approximately $55.4 million for the 2025 period compared to approximately $36.7 million for the 2024 period. Adjusted gross profit as a percentage of sales was approximately 19.3% for the 2025 period compared to approximately 16.6% for the 2024 period.

Our operating results are significantly impacted by the market prices of the metals we purchase. Most of the Company's revenue is generated from the processing of hot-rolled steel coil ("HRC") or derivative products from HRC. Entering the 2025 period, HRC price had reached the top of a price cycle. Prices remained fairly stable for the first half of the 2025 period and then declined approximately 10% during the second half of the 2025 period. As a result, the Company experienced stronger margins at the start of the 2025 period which then tapered off during the remainder of the period. Entering the 2024 period, HRC price was on a predominately declining trend dropping approximately 40% from January 2024 through the middle of August 2024. As a result, the Company experienced compressed physical margins throughout the 2024 period. The Company utilizes HRC futures, options and swaps to partially manage exposure to commodity price risk. The Company recognized hedging related gains of approximately $1.1 million in the 2025 period compared to hedging related gains of approximately $5.6 million in the 2024 period.

Flat-roll Segment

Flat-roll product segment sales for the 2025 period totaled approximately $267.4 million compared to approximately $200.8 million for the 2024 period. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any sales generated from processing or storage of customer owned material. Sales generated from processing or storage of customer owned material totaled approximately $2.9 million for the 2025 period and approximately $2.7 million for the 2024 period. Sales generated from flat-roll segment inventory totaled approximately $264.5 million for the 2025 period compared to approximately $198.1 million for the 2024 period. The average per ton selling price related to these shipments increased from approximately $895 per ton in the 2024 period to approximately $946 per ton in the 2025 period. Sales volume for the 2025 period consisted of approximately 280,000 tons from inventory and another 43,500 tons of toll processing customer owned material compared to the 2024 period volume consisting of approximately 221,500 tons from inventory and 42,000 tons of toll processing. The increase in sales volume for the 2025 period was related to a combination of stronger demand among some customers and successful commercial efforts to increase capacity utilization. Flat-roll segment operations recorded earnings from operations of approximately $14.5 million and $5.3 million for the 2025 period and 2024 period, respectively.

The Company’s flat-roll segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2025 period totaled approximately $19.8 million compared to approximately $20.5 million for the 2024 period. Sales decreased primarily due to a decline in tons sold, offset by an increase in the average selling price per ton. Tons sold decreased from approximately 19,000 tons in the 2024 period to approximately 16,500 tons in 2025 period. The average per ton selling price increased from approximately $1,087 per ton for the 2024 period to approximately $1,196 per ton for the 2025 period. The tubular segment recorded earnings from operations of approximately $2.2 million for the 2025 period compared to a loss from operations of approximately $1.8 million for the 2024 period.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2025 period, selling, general and administrative costs increased approximately $3.3 million compared to the 2024 period. This increase is primarily related to increased incentive compensation expense due to the higher earnings in the 2025 period compared to the 2024 period and approximately $1.1 million of non-recurring transaction related expenses associated with the acquisition of Century Metals & Supplies.

Income Taxes

Income taxes increased from a provision for the 2024 period of approximately $0.5 million to a provision for the 2025 period of approximately $2.4 million. This increase was primarily related to increased earnings before taxes for the 2025 period. The income tax provision as a percentage of earnings before tax was approximately 24.5% and 21.1% for the six months ended September 30, 2025 and 2024, respectively. For the 2025 period, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision. For the 2024 period, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision with this impact partially reduced by the tax effect of restricted stock vesting during the periods.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

During the three months ended September 30, 2025 (the “2025 quarter”), sales, cost of materials sold and adjusted gross profit increased approximately $45.6 million, $37.3 million and $8.3 million, respectively, compared to the amounts recorded during the three months ended September 30, 2024 (the “2024 quarter”). Adjusted gross profit is a non-GAAP measure calculated as sales minus cost of materials sold. The increase in sales was primarily due to an increase in sales volume. Sales volume for the 2025 quarter consisted of approximately 154,500 tons from inventory and another 24,500 tons of toll processing customer owned material compared to the 2024 quarter volume consisting of approximately 121,500 tons from inventory and 18,000 tons of toll processing. The increase in sales volume for the 2025 quarter was primarily related to a combination of stronger demand among some customers and successful commercial efforts to increase capacity utilization. Adjusted gross profit was approximately $26.3 million for the 2025 quarter compared to approximately $18.0 million for the 2024 quarter. Adjusted gross profit as a percentage of sales was approximately 17.3% for the 2025 quarter compared to approximately 16.9% for the 2024 quarter.

Our operating results are significantly impacted by the market prices of the metals we purchase. Most of the Company's revenue is generated from the processing of hot-rolled steel coil ("HRC") or derivative products from HRC. Both the 2025 quarter and the 2024 quarter experienced compressed physical margins associated with declining HRC prices. The Company utilizes HRC futures, options and swaps to partially manage exposure to commodity price risk. The Company recognized hedging related gains of approximately $0.9 million  and $0.2 million in the 2025 and 2024 quarters, respectively.

Flat-roll Segment

Flat-roll product segment sales for the 2025 quarter totaled approximately $143.3 million compared to approximately $97.4 million for the 2024 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any sales generated from processing or storage of customer owned material. Sales generated from processing or storage of customer owned material totaled approximately $1.6 million for the 2025 quarter and approximately $1.1 million for the 2024 quarter. Sales generated from flat-roll segment inventory totaled approximately $141.7 million for the 2025 quarter compared to approximately $96.2 million for the 2024 quarter. The average per ton selling price related to these shipments increased from approximately $858 per ton in the 2024 quarter to approximately $963 per ton in the 2025 quarter. Sales volume for the 2025 quarter consisted of approximately 147,000 tons from inventory and another 24,500 tons of toll processing customer owned material compared to the 2024 quarter volume consisting of approximately 112,000 tons from inventory and 18,000 tons of toll processing. The increase in sales volume for the 2025 quarter was related to a combination of stronger demand among some customers and successful commercial efforts to increase capacity utilization. Flat-roll segment operations recorded earnings from operations of approximately $5.7 million and $2.7 million for the 2025 quarter and 2024 quarter, respectively.

The Company’s flat-roll segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2025 quarter totaled approximately $9.0 million compared to approximately $9.4 million for the 2024 quarter. Sales decreased primarily due to a decline in tons sold, offset by an increase in the average selling price per ton. Tons sold decreased from approximately 9,000 tons in the 2024 quarter to approximately 7,500 tons in 2025 quarter. The average per ton selling price increased from approximately $1,030 per ton for the 2024 quarter to approximately $1,185 per ton for the 2025 quarter.  The tubular segment recorded earnings from operations of approximately $0.9 million for the 2025 quarter compared to a loss from operations of approximately $0.6 million for the 2024 quarter.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2025 quarter, selling, general and administrative costs increased approximately $2.3 million compared to the 2024 quarter. This increase is primarily related to increased incentive compensation expense due to the higher earnings in the 2025 quarter compared to the 2024 quarter and approximately $0.9 million of non-recurring transaction related expenses associated with the acquisition of Century Metals & Supplies..

Income Taxes

Income taxes increased from a benefit for the 2024 quarter of approximately $0.2 million to a provision for the 2025 quarter of approximately $0.7 million. This increase was primarily related to increased earnings before taxes for the 2025 quarter. The income tax provision or benefit as a percentage of earnings before tax was approximately 24.8% and 25.2% for the 2025 quarter and 2024 quarter, respectively. For both quarters, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision.

Non-GAAP Information

The non-GAAP measure adjusted gross profit is used in this Management's Discussion and Analysis. Adjusted gross profit is calculated as sales minus cost of materials sold. Cost of materials sold is a discrete line on our statements of operations and represents the cost associated with purchased metals, inbound freight, transfer freight and certain external processing costs. To provide financial statement users with a better understanding of the Company's expenses, cost of sales is disaggregated on our statements of operations into the line items cost of materials sold, processing and warehousing expense, delivery expense and depreciation and amortization. The Company believes adjusted gross profit is a meaningful measure because our cost structure and operating results are significantly impacted by the fluctuating costs associated with purchased metals.

The following table reconciles the GAAP measure for gross profit to the non-GAAP measure adjusted gross profit (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2025	2024	2025	2024
Gross profit (GAAP measure)	$9,166	$3,933	$21,664	$7,046
Processing and warehousing expense	9,064	7,861	18,392	16,558
Delivery expense	7,134	5,381	13,534	11,432
Depreciation and amortization	937	823	1,784	1,618
Adjusted gross profit (non-GAAP measure presented)	$26,301	$17,998	$55,374	$36,654

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s current ratio was 3.2 at September 30, 2025 and 4.3 at March 31, 2025. Working capital was approximately $159.9 million at September 30, 2025 and $128.1 million at March 31, 2025.

During the six months ended September 30, 2025, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business and due to the acquisition of Century Metals & Supplies resulting in notable increases to accounts receivable, inventory, fixed assets, accounts payable and ABL facility debt. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

On August 29, 2025, the Company renewed its asset-based lending facility ("ABL Facility") led by JPMorgan Chase Bank, N.A by executing the fifth amendment to the credit agreement. Wells Fargo Bank, N.A. became the only syndicated participant of the ABL facility with a 40% holding. The $125 million ABL Facility matures on August 29, 2030 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1.45% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.65% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 10% of the revolving commitment or $12.5 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.00 to 1.00 for the trailing twelve-month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased up to an aggregate of $75 million, in minimum increments of $5 million. At September 30, 2025, the Company had a balance of approximately $83.5 million under the ABL Facility with an applicable interest rate of 5.8%. As of the filing date of this Form 10-Q, the Company had borrowings of approximately $84.2 million outstanding under the ABL Facility and the Company's most recent borrowing base calculation supported full access to the ABL Facility.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 12 months.

HEDGING ACTIVITIES

The Company utilizes hot-rolled coil futures, options and swaps to manage price risk on unsold inventory and longer-term fixed price sales agreements. The Company has elected hedge accounting for some of its hedging activities previously but most recently the Company has classified its hedging activities as economic hedges of risk with mark-to-market ("MTM") accounting treatment. Hedging decisions are intended to protect the value of the Company's inventory and produce more consistent financial results over price cycles. The Company recognized gains of approximately $1.1 million and $5.6 million in the six months ended September 30, 2025 and 2024, respectively, related to hedging activities with all of this being classified as economic hedges of risk. With MTM accounting treatment, it is possible that hedging related gains or losses might be recognized in a different fiscal quarter or fiscal year than the corresponding improvement or contraction in our physical margins. See Note 9 for additional information related to the Company's hedging activities.

OUTLOOK

The Company anticipates that third quarter fiscal 2026 sales volume will remain consistent with second quarter levels, as the additional volume from the Century Metals & Supplies acquisition is expected to offset the anticipated holiday-related slowdown during the quarter. Margins are expected to improve modestly quarter over quarter, driven by anticipated increases in metals pricing during the third quarter.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The determination of fair values related to the Century Metals & Supplies business combination accounting involves significant estimates and judgements in the valuation process. Actual results could differ from any estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended). We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to us is recorded, processed, summarized and reported to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2025 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Six Months Ended September 30, 2025

Part II — OTHER INFORMATION

Item 5. Other Information

During the six months ended September 30, 2025, none of our officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c), respectively, of Regulation S-K, for the purchase or sale of our securities.

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

3.3	—	Amended and Restated Bylaws of the Company, as amended on November 8, 2021. (incorporated by reference from Exhibit 3.3 to the Company's Form 10-Q filed on November 19, 2021).

10.1	—	Friedman Industries, Incorporated Key Employee Change In Control Severance Plan. (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q filed on November 12, 2024).

10.2		Fifth Amendment to Amended and Restated Credit Agreement and Second Amendment to Security Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated August 29, 2025, filed on September 3, 2025).

** 31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

** 31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

** 32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

** 32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

**101.INS	—	Inline XBRL Instance Document.

**101.SCH	—	Inline XBRL Taxonomy Schema Document.

**101.CAL	—	Inline XBRL Calculation Linkbase Document.

**101.DEF	—	Inline XBRL Definition Linkbase Document.

**101.LAB	—	Inline XBRL Label Linkbase Document.

**101.PRE	—	Inline XBRL Presentation Linkbase Document.

**104	—	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

Date: November 10, 2025	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)