Form 10-Q
period 2025-12-31
FRIEDMAN INDUSTRIES INC
filed 2026-02-09
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2025

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

At February 9, 2026, the number of shares outstanding of the issuer’s only class of stock was 7,112,182 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

(In thousands, except for share data)

	DECEMBER 31, 2025	MARCH 31, 2025
ASSETS
CURRENT ASSETS:
Cash	$3,005	$3,686
Accounts receivable, net of allowances for credit losses of $147 at December 31, and March 31, 2025	55,802	47,476
Inventories	169,173	113,689
Current portion of derivative assets	1,604	636
Other current assets	1,893	980
TOTAL CURRENT ASSETS	231,477	166,467
PROPERTY, PLANT AND EQUIPMENT:
Land	11,642	1,572
Buildings and yard improvements	33,344	30,393
Machinery and equipment	62,003	57,970
Construction in process	2,989	135
Less accumulated depreciation	(36,152)	(33,819)
	73,826	56,251
OTHER ASSETS:
Operating lease right-of-use asset	4,906	2,841
Other assets	1,650	1,263
TOTAL ASSETS	$311,859	$226,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$59,868	$35,304
Income taxes payable	—	647
Dividends payable	284	279
Employee compensation and related expenses	3,981	1,807
Current portion of contingent consideration	252
Current portion of derivative liability	29	287
TOTAL CURRENT LIABILITIES	64,414	38,324
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	119	115
DEFERRED INCOME TAX LIABILITY	5,407	5,478
NON-CURRENT LEASE LIABILITIES	4,283	2,752
SELLER NOTE PAYABLE, NET	3,489	—
NON-CURRENT CONTINGENT CONSIDERATION LIABILITY	3,328	—
ASSET BASED LENDING FACILITY	88,605	47,728
TOTAL LIABILITIES	169,645	94,397
COMMITMENTS AND CONTINGENCIES (SEE NOTE 2)
STOCKHOLDERS’ EQUITY:
Common stock, par value $1: Authorized shares — 10,000,000; Issued shares — 9,019,505 and 8,877,229 shares at December 31, and March 31, 2025	9,020	8,877
Additional paid-in capital	35,592	35,394
Treasury stock at cost (shares 1,907,323 and 1,906,693 shares at December 31, and March 31, 2025, respectively)	(13,110)	(13,100)
Retained earnings	110,712	101,254
TOTAL STOCKHOLDERS’ EQUITY	142,214	132,425
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$311,859	$226,822

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2025	2024	2025	2024
Net Sales	$167,974	$94,074	$455,134	$315,384
Costs and expenses:
Costs of materials sold (excludes items shown separately below)	137,472	78,509	369,258	263,165
Processing and warehousing expense	11,199	7,472	29,591	24,030
Delivery expense	7,247	4,941	20,781	16,373
Selling, general and administrative	7,150	3,887	18,892	12,333
Depreciation and amortization	1,007	827	2,791	2,445
	164,075	95,636	441,313	318,346
Gain on disposal of property, plant and equipment	—	375	—	153
EARNINGS (LOSS) FROM OPERATIONS	3,899	(1,187)	13,821	(2,809)
Gain on economic hedges of risk	1,381	264	2,508	5,833
Interest expense	(1,278)	(632)	(2,710)	(2,182)
Other income	2	3	7	3
EARNINGS (LOSS) BEFORE INCOME TAXES	4,004	(1,552)	13,626	845
Provision for (benefit from) income taxes:
Current	999	(393)	3,386	130
Deferred	(38)	(7)	(71)	(25)
	961	(400)	3,315	105
NET EARNINGS (LOSS)	$3,043	$(1,152)	$10,311	$740

Net earnings (loss) per share:
Basic	$0.43	$(0.17)	$1.46	$0.11
Diluted	$0.43	$(0.17)	$1.46	$0.11
Cash dividends declared per common share	$0.04	$0.04	$0.12	$0.12

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In thousands)

	NINE MONTHS ENDED DECEMBER 31,
	2025	2024
OPERATING ACTIVITIES
Net earnings	$10,311	$740
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	2,791	2,445
Deferred taxes	(71)	(25)
Compensation expense for restricted stock	341	121
Change in postretirement benefits	4	11
Gain recognized on open derivatives not designated for hedge accounting	(1,227)	(1,640)
Gain on disposal of property, plant and equipment	—	(153)
Amortization of right-of-use asset	58	11
Decrease (increase) in operating assets, net of amounts acquired in business combination:
Accounts receivable	4,346	15,602
Inventories	(20,861)	410
Other current assets	(958)	58
Increase (decrease) in operating liabilities, net of amounts assumed in business combination::
Accounts payable and accrued expenses	14,914	(2,861)
Income taxes payable	(647)	(2,213)
Employee compensation and related expenses	2,174	(5,083)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,175	7,423
INVESTING ACTIVITIES
Cash paid for Century business combination	(45,597)	—
Purchase of property, plant and equipment	(5,839)	(3,045)
Proceeds from sale of assets	—	800
Deposit on steel processing equipment	—	(1,000)
Increase in cash surrender value of officers’ life insurance	(6)	(5)
NET CASH USED IN INVESTING ACTIVITIES	(51,442)	(3,250)
FINANCING ACTIVITIES
Debt issuance cost	(395)	—
Cash dividends paid	(846)	(836)
Cash paid for principal portion of finance lease	—	(54)
Cash paid for share repurchases	(10)	(171)
Borrowings on asset based lending facility	603,055	470,404
Repayments on asset based lending facility	(562,178)	(478,188)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	39,626	(8,845)
DECREASE IN CASH AND RESTRICTED CASH	(641)	(4,672)
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	4,148	5,897
CASH AND RESTRICTED CASH AT END OF PERIOD	$3,507	$1,225

Cash and restricted cash at both December 31, 2025 and March 31, 2025 included approximately $0.5 million of cash required to collateralize open derivative positions. These amounts are reported in "Other current assets" on the Company's consolidated balance sheets at December 31, 2025 and March 31, 2025. The Company had approximately $0.1 million in restricted cash as of December 31, 2024.

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

The seller’s note was fair valued using a discounted cash flow analysis of the expected future payments, for which the significant inputs included the rate of return based on a reference rate plus a spread and the expected cash flows associated with the seller’s note over the remaining time to maturity. The contingent consideration was fair valued using a Monte Carlo simulation of the potential cash payments to the sellers utilizing an estimate of the average future EBITDA, which was discounted to present value. The significant inputs to the Monte Carlo simulation included projected future EBITDA, a discount rate, EBITDA targets, maximum payout and EBITDA volatility. Such contingent consideration is required to be measured at fair value at inception and at each reporting period. The Company performed a fair value analysis at December 31, 2025 and concluded the fair value was unchanged from the preceding reporting period. There were no changes to the valuation methodology during the interim period. As of December 31, 2025, the value of the contingent consideration was approximately $3.6 million and is included within current and long-term contingent consideration liabilities on the consolidated balance sheet.

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

The following unaudited pro forma consolidated operating results give effect to the Transaction as if it had been completed as of April 1, 2024 (in thousands). These pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Transaction had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net sales	$167,974	$116,172	$501,221	$386,955
Earnings (loss) from operations	$3,899	$(402)	$15,734	$569

The Company recorded acquisition specific costs of approximately $0.2 million and $1.3 million in the three and nine month periods ended December 31, 2025 as a component of "Selling, general and administrative" expenses on the Condensed Consolidated Statement of Operation.

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

NOTE 4 — INVENTORIES

The Company operates in two segments: the flat-roll segment and the tubular segment. Both the flat-roll segment and tubular segment inventories consist of raw material and finished goods. Cost for all of the Company's flat-roll segment inventory, except for inventory of the Century Metals & Supplies subsidiary, is determined using the weighted average cost method. The cost of Century Metals & Supplies is determined using the specific identification method. Cost for all of the Company's tubular segment inventory is determined using the weighted average cost method. All inventories are valued at the lower of cost or net realizable value. Flat-roll raw material inventory consists primarily of carbon steel, stainless steel and aluminum flat-roll products the Company will process into sheet, plate or slit coil. Flat-roll finished goods consists of processed sheet, plate or slit coil inventory. Tubular raw material inventory consists of hot-rolled steel coils that the Company will manufacture into pipe. Tubular finished goods inventory consists of pipe the Company has manufactured. Inventory costs include the costs of the purchased metals, inbound freight, transfer freight, certain external processing, internal processing, direct labor and applicable overhead costs.

A summary of inventory values by product group follows (in thousands):

	December 31, 2025	March 31, 2025
Flat-roll raw material	$120,293	$85,865
Flat-roll finished goods	30,637	15,737
Tubular raw material	8,083	7,055
Tubular finished goods	10,160	5,032
	$169,173	$113,689

NOTE 5 — DEBT

         On December 9, 2025, the Company executed the sixth amendment to its asset-based lending facility ("ABL Facility") increasing the facility size from $125 million to $140 million. The ABL Facility is led by JPMorgan Chase Bank, N.A with Wells Fargo Bank, N.A. as a 40% syndicated participant. The ABL Facility matures on August 29, 2030 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1.45% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.65% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 10% of the revolving commitment or $14.0 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.00 to 1.00 for the trailing twelve-month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased up to an aggregate of $60 million, in minimum increments of $5 million. At  December 31, 2025, the Company had a balance of approximately $88.6 million under the ABL Facility with an applicable interest rate of 5.3%. At  December 31, 2025, the Company's borrowing base supported full access to the ABL Facility.

The Company incurred debt issuance costs of approximately $0.4 million related to the renewal of the ABL Facility during the nine months ended December 31, 2025 with these costs recorded as a non-current other asset which will be amortized on an equal monthly basis over the term of the ABL facility.

The Company issued a seller's note of $3.5 million related to the acquisition of Century described in Note 2. The promissory note has a maturity date of August 29, 2030 and accrues interest at a rate of 6.5% per annum, payable quarterly in arrears on the last date of each quarter, commencing September 30, 2025.

 NOTE 6 — LEASES

In August 2025, the Company was assigned operating leases for distribution and warehouse facilities in Orlando, FL and Tampa, FL and certain transportation equipment related to the acquisition of Century. The Orlando lease expires July 31, 2029 and calls for monthly rental payments of approximately $25,000. The Tampa lease expires November 30, 2029 but contains a 6 month extension option and calls for monthly rental payments of approximately $21,000. The Company recognized initial right-of-use ("ROU") assets and lease liabilities of approximately $2.4 million related to the assumed Century leases. The Company's other ROU assets and lease liabilities consist primarily of operating leases for the Granite City, IL operating facility and administrative office spaces in The Woodlands, TX and Longview, TX. The Company’s other operating leases for items such as operations equipment, IT equipment and storage space are either short-term in nature or immaterial. The Company does not have any finance leases in place.

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

The components of expense related to leases for the three and nine months ended December 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Operating lease expense	$287	$108	$563	$276
	$287	$108	$563	$276

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of December 31, 2025 and March 31, 2025 (in thousands):

	December 31, 2025	March 31, 2025	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$4,906	$2,841	Operating lease right-of-use asset
Total right-of-use assets	$4,906	$2,841
Liabilities
Operating lease liability, current	$753	$160	Accrued expenses
Operating lease liability, non-current	4,283	2,752	Non-current lease liabilities
Total lease liabilities	$5,036	$2,912

As of December 31, 2025, the weighted-average remaining lease term was 12.4 years for operating leases. The weighted average discount rate was 7.0% for operating leases.

Maturities of lease liabilities as of December 31, 2025 were as follows (in thousands):

Operating Leases
Fiscal 2026 (remainder of fiscal year)	$266
Fiscal 2027	1,054
Fiscal 2028	990
Fiscal 2029	971
Fiscal 2030 and beyond	5,022
Total undiscounted lease payments	$8,303
Less: imputed interest	(3,267)
Present value of lease liability	$5,036

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

At December 31, 2025, the Company's construction in process balance of approximately $3.0 million consisted of approximately $2.5 million associated with additional processing equipment being installed in our Granite City, IL facility. The remaining balance consists of several smaller projects among our facilities.

NOTE 8 — STOCK BASED COMPENSATION

The Company maintains two stock based compensation plans: the Friedman Industries, Incorporated 2016 Restricted Stock Plan (the “2016 Plan”) and the Friedman Industries, Incorporated 2025 Long-Term Incentive Plan (the "2025 Plan"). The plans are administered by the Compensation Committee of the Board of Directors (the “Board”) and continue indefinitely until terminated by the Board or until all shares allowed by the plans have been awarded and earned. All shares authorized under the 2016 Plan have been awarded with some of those shares still under vesting restrictions at  December 31, 2025. Under the 2025 Plan, the Company may award stock-based compensation to employees, non-employee directors and third-party service providers. The 2025 Plan permits the award of stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards for up to 550,000 shares of the Company's common stock. As of  December 31, 2025, all stock based compensation issued under the 2025 plan was in the form of restricted stock awards and a total of 521,696 shares were still available to be issued under the plan. Restricted awards entitle recipients to vote and receive non-forfeitable dividends during the restriction period. Because dividends are non-forfeitable, they are reflected in retained earnings. Forfeitures are accounted for upon their occurrence. Because the Company accounts for forfeitures as they occur, the non-forfeitable dividends are reclassified from retained earnings to additional stock compensation for the actual forfeitures that occurred.

The following table summarizes the activity related to restricted stock awards for the nine months ended December 31, 2025:

		Weighted Average
	Number of Shares	Grant Date Fair Value Per Share
Unvested at March 31, 2025	18,026	$7.07
Cancelled or forfeited	—	—
Granted	142,276	16.94
Vested	(14,000)	4.32
Unvested at December 31, 2025	146,302	$16.93

The Company measures compensation expense for restricted stock awards at the market price of the common stock as of the grant date. Compensation expense for awards with time based restrictions is recognized over the requisite service period applicable to each award. Compensation expense for awards with performance based restrictions is recognized once it is probable the performance conditions will be satisfied with a cumulative effect adjustment and the remaining expense recognized over the remaining service period. The stock awards granted during the nine months ended December 31, 2025 consist of 53,221 time restricted shares with annual ratable vesting over a three year period, 50,000 time restricted shares with annual ratable vesting over a two year period, 2,742 time restricted shares with one year cliff vesting, and 36,313 performance restricted shares with vesting thresholds dependent on the percentage of average earnings before tax to average accounts receivable, inventory and net PP&E over a three year period. The Company recorded compensation expense of approximately $0.3 million and $0.1 million in the nine months ended December 31, 2025 and 2024, respectively, relating to the restricted stock issued under the plans. As of December 31, 2025, unrecognized compensation expense related to unvested restricted stock was approximately $1.7 million which is expected to be recognized over a weighted average period of approximately 2.0 years.

NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we expect to utilize hot-rolled coil futures, options or swaps to reduce our exposure to commodity price risk that is inherent in our business. For the nine months ended December 31, 2025 and 2024, all of the Company's hedging activities were classified as economic hedges of risk with mark-to-market ("MTM") accounting treatment. By using derivatives, the Company is exposed to credit and market risk. The Company’s exposure to credit risk includes the counterparty’s failure to fulfill its performance obligations under the terms of the derivative contract. The Company attempts to minimize its credit risk by entering into transactions with high quality counterparties and uses exchange-traded derivatives when available. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in commodity prices. The Company manages market risk by continually monitoring exposure within its risk management strategy and portfolio. For any transactions designated as hedging instruments for accounting purposes, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of hedged items.

The Company has forward physical purchase supply agreements in place with some of its suppliers for a portion of its monthly physical steel needs. These supply agreements are not subject to mark-to-market accounting due to the Company electing the normal purchase normal sale exclusion provided in ASC 815.

At December 31, 2025 and  March 31, 2025, the Company did not have any derivatives designated as hedging instruments and classified as cash flow or fair value hedges.

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of December 31, 2025 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives not designated as hedging instruments:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts	Current portion of derivative assets	$1,604	Current portion of derivative liability	$29

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

During the nine months ended December 31, 2025 and 2024, the Company entered into hot-rolled coil futures and swap contracts that were not designated as hedging instruments for accounting purposes. Accordingly, the change in fair value related to these instruments was immediately recognized in earnings for these periods. During the nine months ended December 31, 2025 and 2024, the Company did not designate any transactions as hedging instruments for accounting purposes.

The following table summarizes the gain recognized in earnings for derivative instruments not designated as hedging instruments during the three and nine months ended December 31, 2025 (in thousands):

		Gain Recognized in Earnings
	Location of Gain	for the Three Months Ended
	Recognized in Earnings	December 31, 2025
Hot-rolled coil steel contracts	Gain on economic hedges of risk	$1,381

		Gain Recognized in Earnings
	Location of Gain	for the Nine Months Ended
	Recognized in Earnings	December 31, 2025
Hot-rolled coil steel contracts	Gain on economic hedges of risk	$2,508

The following table summarizes the gain recognized in earnings for derivative instruments not designated as hedging instruments during the three and nine months ended December 31, 2024 (in thousands):

		Gain Recognized in Earnings
	Location of Gain	for the Three Months Ended
	Recognized in Earnings	December 31, 2024
Hot-rolled coil steel contracts	Gain on economic hedges of risk	$264

		Gain Recognized in Earnings
	Location of Gain	for the Nine Months Ended
	Recognized in Earnings	December 31, 2024
Hot-rolled coil steel contracts	Gain on economic hedges of risk	$5,833

The following table summarizes the Company's economic (non-designated) derivative instruments outstanding at  December 31, 2025 (in thousands):

	Notional Amount	Maturity Date
Hot-rolled coil steel contracts	$32,229	January 2026 - December 2026

The following table summarizes the Company's economic (non-designated) derivative instruments outstanding at  March 31, 2025  (in  thousands):

	Notional Amount	Maturity Date
Hot-rolled coil steel contracts	$(9,522)	April 2025 - December 2025

At both  December 31, 2025 and  March 31, 2025, cash of approximately $0.5 million was held by our clearing agent to collateralize our open derivative positions. These cash requirements are included in "Other current assets" on the Company's Consolidated Balance Sheets at December 31, 2025 and  March 31, 2025.

NOTE 10 — FAIR VALUE MEASUREMENTS

Accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

●	Level 1 – Quoted prices for identical assets and liabilities in active markets.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At  December 31, 2025, our financial assets and liabilities, measured at fair value on a recurring basis were as follows (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial assets, net	$1,575	$—	$—	$1,575
Contingent consideration for business combination – financial liability	—	—	(3,580)	(3,580)
Total	$1,575	$—	$(3,580)	$(2,005)

At  March 31, 2025, our financial assets and liabilities, measured at fair value on a recurring basis were as follows (in thousands):

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial assets, net	$349	$—	$—	$349
Total	$349	$—	$—	$349

At  December 31, 2025 and  March 31, 2025, the Company did not have any fair value measurements on a non-recurring basis.

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

The following is a summary of significant financial information relating to the product groups (in thousands):

	Three Months Ended December 31, 2025
	Flat-roll	Tubular	Other	Total
Net Sales	$153,032	$14,942	—	$167,974
Cost and expenses:
Cost of materials sold	126,816	10,656	—	137,472
Processing and warehousing expense	8,896	2,303	—	11,199
Delivery expense	6,962	285	—	7,247
Commercial expense	2,225	214	—	2,439
Depreciation and amortization	867	61	79	1,007
General corporate expenses	—	—	4,711	4,711
	145,766	13,519	4,790	164,075
EARNINGS (LOSS) FROM OPERATIONS:	7,266	1,423	(4,790)	3,899
Gain on economic hedges of risk				1,381
Interest expense				(1,278)
Other income				2
EARNINGS BEFORE INCOME TAXES				$4,004

	Nine Months Ended December 31, 2025
	Flat-roll	Tubular	Other	Total
Net Sales	$420,439	$34,695	—	$455,134
Cost and expenses:
Cost of materials sold	345,790	23,468	—	369,258
Processing and warehousing expense	23,309	6,282	—	29,591
Delivery expense	20,231	550	—	20,781
Commercial expense	6,896	614	—	7,510
Depreciation and amortization	2,461	162	168	2,791
General corporate expenses	—	—	11,382	11,382
	398,687	31,076	11,550	441,313
EARNINGS (LOSS) FROM OPERATIONS:	21,752	3,619	(11,550)	13,821
Gain on economic hedges of risk				2,508
Interest expense				(2,710)
Other income				7
EARNINGS BEFORE INCOME TAXES				$13,626

	Three Months Ended December 31, 2024
	Flat-roll	Tubular	Other	Total
Net Sales	$86,144	$7,930	—	$94,074
Cost and expenses:
Cost of materials sold	72,313	6,196	—	78,509
Processing and warehousing expense	5,544	1,927	—	7,471
Delivery expense	4,759	182	—	4,941
Commercial expense	1,507	162	—	1,669
Depreciation and amortization	726	72	29	827
General corporate expenses	—	—	2,219	2,219
	84,849	8,539	2,248	95,636
Gain on disposal of property, plant and equipment	—	375	—	375
EARNINGS (LOSS) FROM OPERATIONS:	1,295	(234)	(2,248)	(1,187)
Gain on economic hedges of risk				264
Interest expense				(632)
Other income				3
LOSS BEFORE INCOME TAXES				$(1,552)

	Nine Months Ended December 31, 2024
	Flat-roll	Tubular	Other	Total
Net Sales	$286,910	$28,474	—	$315,384
Cost and expenses:
Cost of materials sold	240,105	23,060	—	263,165
Processing and warehousing expense	17,498	6,532	—	24,030
Delivery expense	15,854	519	—	16,373
Commercial expense	4,486	499	—	4,985
Depreciation and amortization	2,115	240	90	2,445
General corporate expenses	—	—	7,348	7,348
	280,058	30,850	7,438	318,346
Gain (loss) on disposal of property, plant and equipment	(222)	375	—	153
EARNINGS (LOSS) FROM OPERATIONS:	6,630	(2,001)	(7,438)	(2,809)
Gain on economic hedges of risk				5,833
Interest expense				(2,182)
Other income				3
EARNINGS BEFORE INCOME TAXES				$845

	December 31, 2025	March 31, 2025
IDENTIFIABLE ASSETS:
Flat-Roll	$282,597	$204,890
Tubular	23,290	16,792
	305,887	221,682
General corporate assets	5,972	5,140
	$311,859	$226,822

General corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of payroll expenses related to corporate functions, professional fees and services, retirement plan contribution expense, corporate insurance expenses, restricted stock plan compensation expense and office supplies. At December 31, 2025 and March 31, 2025, corporate assets consist primarily of cash, restricted cash, leased administrative office right-of-use assets, unamortized debt issuance costs and the cash value of officers’ life insurance. Although inventory is transferred at cost between product groups, there are no sales between product groups.

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

The following table disaggregates our revenue by product for each of our reportable business segments for the three and nine months ended December 31, 2025 and 2024, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Flat-Roll Segment:
Company Owned Flat-Roll Products	151,956	85,131	416,496	283,197
Processing or Storage of Customer Owned Coil	1,076	1,013	3,943	3,713
	153,032	86,144	420,439	286,910
Tubular Segment:
Manufactured Pipe	14,942	7,930	34,695	28,474
	14,942	7,930	34,695	28,474

NOTE 13 — STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for each of the nine months ended December 31, 2025 and December 31, 2024 (in thousands):

		Additional
	Common	Paid-In	Treasury	Retained
	Stock	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2025	$8,877	$35,394	$(13,100)	$101,254	$132,425
Net earnings	—	—	—	5,028	5,028
Paid in capital – restricted stock units	—	123	—	—	123
Issuance of restricted stock	90	(90)	—	—	—
Repurchase of shares	—	—	(10)	—	(10)
Cash dividends ($0.04 per share)	—	—	—	(286)	(286)
BALANCE AT JUNE 30, 2025	$8,967	$35,427	$(13,110)	$105,996	$137,280
Net earnings	—	—	—	2,240	2,240
Paid in capital – restricted stock units	—	36	—	—	36
Cash dividends ($0.04 per share)	—	—	—	(283)	(283)
BALANCE AT SEPTEMBER 30, 2025	$8,967	$35,463	$(13,110)	$107,953	$139,273
Net earnings	—	—	—	3,043	3,043
Issuance of restricted stock	53	(53)	—	—	—
Paid in capital – restricted stock units	—	182	—	—	182
Cash dividends ($0.04 per share)	—	—	—	(284)	(284)
BALANCE AT DECEMBER 31, 2025	$9,020	$35,592	$(13,110)	$110,712	$142,214

		Additional
	Common	Paid-In	Treasury	Retained
	Stock	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2024	$8,873	$35,247	$(12,929)	$96,284	$127,475
Net earnings	—	—	—	2,567	2,567
Paid in capital – restricted stock units	—	47	—	—	47
Repurchase of shares	—	—	(123)	—	(123)
Cash dividends ($0.04 per share)	—	—	—	(279)	(279)
BALANCE AT JUNE 30, 2024	$8,873	$35,294	$(13,052)	$98,572	$129,687
Net loss	—	—	—	(675)	(675)
Paid in capital – restricted stock units	—	42	—	—	42
Repurchase of shares	—	—	(11)	—	(11)
Cash dividends ($0.04 per share)	—	—	—	(279)	(279)
BALANCE AT SEPTEMBER 30, 2024	$8,873	$35,336	$(13,063)	$97,618	$128,764
Net loss	—	—	—	(1,152)	(1,152)
Paid in capital – restricted stock units	—	32	—	—	32
Repurchase of shares	—	—	(37)	—	(37)
Cash dividends ($0.04 per share)	—	—	—	(278)	(278)
BALANCE AT DECEMBER 31, 2024	$8,873	$35,368	$(13,100)	$96,188	$127,329

NOTE 14 — EARNINGS PER SHARE

Basic and dilutive net earnings per share is computed based on the following information (in thousands, except for share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Numerator (basic and diluted)
Net earnings (loss)	$3,043	$(1,152)	$10,311	$740
Less: Allocation to unvested restricted stock awards	55	1	154	3
Net earnings (loss) attributable to common shareholders	$2,988	$(1,153)	$10,157	$737

Denominator (basic and diluted)
Weighted average common shares outstanding	6,965,880	6,948,023	6,965,880	6,942,216

For the nine months ended December 31, 2025 and 2024, the Company allocated dividends and undistributed earnings to the unvested restricted stock awards.

As the restricted stock qualifies as participating securities, the following restricted stock awards were not accounted in the computation of weighted average diluted common shares outstanding under the two-class method:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Restricted Stock Awards	89,685	16,425	99,613	13,832

NOTE 15 — SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended December 31, 2025, the Company had non-cash investing and financing activities associated with the Century Metals & Supplies acquisition of approximately $3.5 million related to a seller's note and approximately $3.6 million related to contingent consideration. The Company paid interest of approximately $2.5 million and $2.2 million during the nine months ended December 31, 2025 and 2024, respectively. Additionally, the Company paid income taxes of approximately $4.5 million and $2.9 million during the nine months ended December 31, 2025 and 2024, respectively.

NOTE 16 — INCOME TAXES

For the nine months ended December 31, 2025 and 2024, the Company recorded income tax provisions of approximately $3.3 million and $0.1 million, respectively. For the 2025 period, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision. For the 2024 period, the effective tax rate differed from the federal statutory rate due primarily to the tax effect of restricted stock vesting during the period with this impact partially reduced by the inclusion of state tax expenses in the provision.

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

Results of Operations

Nine Months Ended December 31, 2025 Compared to Nine Months Ended December 31, 2024

During the nine months ended December 31, 2025 (the “2025 period”), sales, cost of materials sold and adjusted gross profit increased approximately $139.8 million, $106.1 million and $33.7 million, respectively, compared to the amounts recorded during the nine months ended December 31, 2024 (the “2024 period”). Adjusted gross profit is a non-GAAP measure calculated as sales minus cost of materials sold. The increase in sales was primarily due to an increase in sales volume. Sales volume for the 2025 period consisted of approximately 458,000 tons from inventory and another 59,000 tons of toll processing customer owned material compared to the 2024 period volume consisting of approximately 353,000 tons from inventory and 60,000 tons of toll processing. Same facility year-over-year growth accounted for approximately 89,500 tons of the sales volume increase and the acquisition of Century Metals & Supplies contributed approximately 14,500 tons. Adjusted gross profit was approximately $85.9 million for the 2025 period compared to approximately $52.2 million for the 2024 period. Adjusted gross profit as a percentage of sales was approximately 18.9% for the 2025 period compared to approximately 16.6% for the 2024 period.

Our operating results are significantly impacted by the market prices of the metals we purchase. Most of the Company's revenue is generated from the processing of hot-rolled steel coil ("HRC") or derivative products from HRC. Entering the 2025 period, HRC price had reached the top of a price cycle. Prices declined approximately 15% from April 2025 until October 2025 when prices increased approximately 14% by the end of the 2025 period. As a result, the Company experienced stronger margins at the start of the 2025 period which then tapered off until slight margin improvement to conclude the 2025 period. Entering the 2024 period, HRC price was on a predominately declining trend dropping approximately 40% from January 2024 through the middle of August 2024. From August 2024 to the end of the 2024 period, HRC price remained relatively stable. As a result, the Company experienced compressed physical margins throughout the 2024 period. The Company utilizes HRC futures, options and swaps to partially manage exposure to commodity price risk. The Company recognized hedging related gains of approximately $2.5 million in the 2025 period compared to hedging related gains of approximately $5.8 million in the 2024 period.

Flat-roll Segment

Flat-roll product segment sales for the 2025 period totaled approximately $420.4 million compared to approximately $286.9 million for the 2024 period. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any sales generated from processing or storage of customer owned material. Sales generated from processing or storage of customer owned material totaled approximately $3.9 million for the 2025 period and approximately $3.7 million for the 2024 period. Sales generated from flat-roll segment inventory totaled approximately $416.5 million for the 2025 period compared to approximately $283.2 million for the 2024 period. The average per ton selling price related to these shipments increased from approximately $868 per ton in the 2024 period to approximately $970 per ton in the 2025 period. Sales volume for the 2025 period consisted of approximately 429,000 tons from inventory and another 59,000 tons of toll processing customer owned material compared to the 2024 period volume consisting of approximately 326,000 tons from inventory and 60,000 tons of toll processing. The increase in sales volume for the 2025 period was related to a combination of stronger demand among some customers, successful commercial efforts to increase capacity utilization and the acquisition of Century. Flat-roll segment operations recorded earnings from operations of approximately $21.8 million and $6.6 million for the 2025 period and 2024 period, respectively.

The Company’s flat-roll segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2025 period totaled approximately $34.7 million compared to approximately $28.5 million for the 2024 period. Sales increased due to a combination of sales volume growth and an increase in the average selling price per ton. Tons sold increased from approximately 26,500 tons in the 2024 period to approximately 29,000 tons in the 2025 period. The average per ton selling price increased from approximately $1,065 per ton for the 2024 period to approximately $1,198 per ton for the 2025 period. The tubular segment recorded earnings from operations of approximately $3.6 million for the 2025 period compared to a loss from operations of approximately $2.0 million for the 2024 period.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2025 period, selling, general and administrative costs increased approximately $6.6 million compared to the 2024 period. This increase was driven by $1.3 million of one-time, non-recurring transaction costs associated with the acquisition of Century, as well as $1.7 million of additional ongoing expenses related to the operation of Century. The remaining increase was primarily attributable to an increase in personnel to support sales growth and execution of our strategic initiatives, along with increased incentive compensation resulting from improved profitability compared to the 2024 period.

Income Taxes

Income taxes increased from a provision for the 2024 period of approximately $0.1 million to a provision for the 2025 period of approximately $3.3 million. This increase was primarily related to increased earnings before taxes for the 2025 period. The income tax provision as a percentage of earnings before tax was approximately 24.3% and 12.4% for the nine months ended December 31, 2025 and 2024, respectively. For the 2025 period, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision. For the 2024 period, the effective tax rate differed from the federal statutory rate due primarily to the tax effect of restricted stock vesting during the period with this impact partially reduced by the inclusion of state tax expenses in the provision.

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

During the three months ended December 31, 2025 (the “2025 quarter”), sales, cost of materials sold and adjusted gross profit increased approximately $73.9 million, $59.0 million and $14.9 million, respectively, compared to the amounts recorded during the three months ended December 31, 2024 (the “2024 quarter”). Adjusted gross profit is a non-GAAP measure calculated as sales minus cost of materials sold. The increase in sales was primarily due to an increase in sales volume. Sales volume for the 2025 quarter consisted of approximately 162,000 tons from inventory and another 15,500 tons of toll processing customer owned material compared to the 2024 quarter volume consisting of approximately 112,500 tons from inventory and 18,000 tons of toll processing. Same facility year-over-year growth accounted for approximately 36,000 tons of the sales volume increase and the acquisition of Century Metals & Supplies contributed approximately 11,000 tons. Adjusted gross profit was approximately $30.5 million for the 2025 quarter compared to approximately $15.6 million for the 2024 quarter. Adjusted gross profit as a percentage of sales was approximately 18.2% for the 2025 quarter compared to approximately 16.5% for the 2024 quarter.

Our operating results are significantly impacted by the market prices of the metals we purchase. Most of the Company's revenue is generated from the processing of hot-rolled steel coil ("HRC") or derivative products from HRC. HRC price was on a declining trend entering the 2025 quarter but stabilized during October 2025 and increased approximately 11% to end the 2025 quarter. As a result, the Company experienced slight margin improvement at the conclusion of the 2025 quarter. Entering the 2024 quarter, HRC price had reached the bottom of a price cycle after a prolonged decline and remained relatively stable near the bottom during the 2024 quarter. As a result, the Company experienced compressed margins throughout the 2024 quarter. The Company utilizes HRC futures, options and swaps to partially manage exposure to commodity price risk. The Company recognized hedging related gains of approximately $1.4 million and $0.3 million in the 2025 and 2024 quarters, respectively.

Flat-roll Segment

Flat-roll product segment sales for the 2025 quarter totaled approximately $153.0 million compared to approximately $86.1 million for the 2024 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any sales generated from processing or storage of customer owned material. Sales generated from processing or storage of customer owned material totaled approximately $1.1 million for the 2025 quarter and approximately $1.0 million for the 2024 quarter. Sales generated from flat-roll segment inventory totaled approximately $151.9 million for the 2025 quarter compared to approximately $85.1 million for the 2024 quarter. The average per ton selling price related to these shipments increased from approximately $813 per ton in the 2024 quarter to approximately $1,016 per ton in the 2025 quarter. Sales volume for the 2025 quarter consisted of approximately 149,500 tons from inventory and another 15,500 tons of toll processing customer owned material compared to the 2024 quarter volume consisting of approximately 105,000 tons from inventory and 18,000 tons of toll processing. The increase in sales volume for the 2025 quarter was related to a combination of stronger demand among some customers, successful commercial efforts to increase capacity utilization and the acquisition of Century. Flat-roll segment operations recorded earnings from operations of approximately $7.3 million and $1.3 million for the 2025 quarter and 2024 quarter, respectively.

The Company’s flat-roll segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2025 quarter totaled approximately $14.9 million compared to approximately $7.9 million for the 2024 quarter. Sales increased due to a combination of sales volume growth and an increase in the average selling price per ton. Tons sold increased from approximately 8,000 tons in the 2024 quarter to approximately 12,500 tons in 2025 quarter. The average per ton selling price increased from approximately $1,013 per ton for the 2024 quarter to approximately $1,201 per ton for the 2025 quarter. The tubular segment recorded earnings from operations of approximately $1.4 million for the 2025 quarter compared to a loss from operations of approximately $0.2 million for the 2024 quarter.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2025 quarter, selling, general and administrative costs increased approximately $3.3 million compared to the 2024 quarter. This increase was driven by $1.4 million of additional ongoing expenses related to the operation of Century, as well as $0.2 million of one-time, non-recurring transaction costs associated with the acquisition. The remaining increase was primarily attributable to an increase in personnel to support sales growth and execution of our strategic initiatives, along with increased incentive compensation resulting from improved profitability compared to the 2024 quarter.

Income Taxes

Income taxes increased from a benefit for the 2024 quarter of approximately $0.4 million to a provision for the 2025 quarter of approximately $1.0 million. This increase was primarily related to increased earnings before taxes for the 2025 quarter. The income tax provision or benefit as a percentage of earnings before tax was approximately 24.0% and 25.7% for the 2025 quarter and 2024 quarter, respectively. For both quarters, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision.

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

The following table reconciles the GAAP measure for gross profit to the non-GAAP measure adjusted gross profit (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2025	2024	2025	2024
Gross profit (GAAP measure)	$11,049	$2,325	$32,713	$9,371
Processing and warehousing expense	11,199	7,472	29,591	24,030
Delivery expense	7,247	4,941	20,781	16,373
Depreciation and amortization	1,007	827	2,791	2,445
Adjusted gross profit (non-GAAP measure presented)	$30,502	$15,565	$85,876	$52,219

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s current ratio was 3.6 at December 31, 2025 and 4.3 at March 31, 2025. Working capital was approximately $167.0 million at December 31, 2025 and $128.1 million at March 31, 2025.

During the nine months ended December 31, 2025, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business and due to the acquisition of Century Metals & Supplies resulting in notable increases to accounts receivable, inventory, fixed assets, accounts payable and ABL facility debt. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

On December 9, 2025, the Company executed the sixth amendment to its asset-based lending facility ("ABL Facility") increasing the facility size from $125 million to $140 million. The ABL Facility is led by JPMorgan Chase Bank, N.A. with Wells Fargo Bank, N.A. as a 40% syndicated participant. The ABL Facility matures on August 29, 2030 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1.45% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.65% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 10% of the revolving commitment or $14 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.00 to 1.00 for the trailing twelve-month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased up to an aggregate of $60 million, in minimum increments of $5 million. At December 31, 2025, the Company had a balance of approximately $88.6 million under the ABL Facility with an applicable interest rate of 5.3% and the Company's borrowing base calculation supported full access to the ABL Facility.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 12 months.

HEDGING ACTIVITIES

The Company utilizes hot-rolled coil futures, options and swaps to manage price risk on unsold inventory and longer-term fixed price sales agreements. The Company has elected hedge accounting for some of its hedging activities previously but most recently the Company has classified its hedging activities as economic hedges of risk with mark-to-market ("MTM") accounting treatment. Hedging decisions are intended to protect the value of the Company's inventory and produce more consistent financial results over price cycles. The Company recognized gains of approximately $2.5 million and $5.8 million in the nine months ended December 31, 2025 and 2024, respectively, related to hedging activities with all of this being classified as economic hedges of risk. With MTM accounting treatment, it is possible that hedging related gains or losses might be recognized in a different fiscal quarter or fiscal year than the corresponding improvement or contraction in our physical margins. See Note 9 for additional information related to the Company's hedging activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended). We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to us is recorded, processed, summarized and reported to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended December 31, 2025 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Nine Months Ended December 31, 2025

Part II — OTHER INFORMATION

Item 5. Other Information

During the nine months ended December 31, 2025, none of our officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c), respectively, of Regulation S-K, for the purchase or sale of our securities.

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

3.3	—	Amended and Restated Bylaws of the Company, as amended on November 8, 2021. (incorporated by reference from Exhibit 3.3 to the Company's Form 10-Q filed on November 19, 2021).

10.1	—	Friedman Industries, Incorporated Key Employee Change In Control Severance Plan. (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q filed on November 12, 2024).

** 10.2	—	Sixth Amendment to Amended and Restated Credit Agreement.

** 31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

** 31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

** 32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

** 32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

**101.INS	—	Inline XBRL Instance Document.

**101.SCH	—	Inline XBRL Taxonomy Schema Document.

**101.CAL	—	Inline XBRL Calculation Linkbase Document.

**101.DEF	—	Inline XBRL Definition Linkbase Document.

**101.LAB	—	Inline XBRL Label Linkbase Document.

**101.PRE	—	Inline XBRL Presentation Linkbase Document.

**104	—	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

Date: February 9, 2026	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)