Form 10-K
period 2026-03-31
FRIEDMAN INDUSTRIES INC
filed 2026-06-11
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2026

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-7521

FRIEDMAN INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

Texas	74-1504405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1121 Judson Road Suite 124, Longview, TX	75601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (903) 758-3431

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1 Par Value	FRD	Nasdaq Global Select Market

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

Yes  ☐                 No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 2025 was approximately $146.7 million.

The number of shares of the registrant’s Common Stock outstanding at June 11, 2026 was 7,107,491 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of Friedman Industries, Incorporated for the fiscal year ended March 31, 2026, filed as Exhibit 13.1 to this Annual Report on Form 10-K, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K. Portions of the Company's definitive proxy statement relating to its 2026 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.   Business

General

Friedman Industries, Incorporated (the “Company”), a Texas corporation incorporated in 1965, is a manufacturer and processor of metals and operates in two reportable segments: flat-roll products and tubular products. Significant financial information relating to the Company’s business segments for the last two years is contained in Note 12 of the Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2026, which financial statements are incorporated herein by reference in Item 8 hereof.

Flat-Roll Products

The flat-roll product segment consists of flat-roll processing facilities located in Hickman, Arkansas; Decatur, Alabama; Miami, Florida; East Chicago, Indiana; Granite City, Illinois and Sinton, Texas and a flat-roll distribution facility located in Orlando, Florida. The Hickman, Granite City and East Chicago facilities operate temper mills and cut-to-length lines. The Decatur and Sinton facilities operate stretcher leveler cut-to-length lines. The Miami facility operates a corrective leveling cut-to-length line and a coil slitting line. The processing equipment improves the quality of the material and cuts the material into sheet, plate or slit coil. On a combined basis, the facilities are capable of cutting sheet and plate with thicknesses ranging from 30 gauge to 1” thick in widths ranging from 11” wide to 96” wide. The flat-roll segment is able to produce slit coil with thickness ranging from 32 gauge to 10 gauge in widths ranging from 1/2" wide to 60" wide. The Granite City facility also operates a fiber laser which further processes flat-roll sheet and plate into customer parts. The vast majority of flat-roll product segment revenue is generated from sales of Company owned inventory but the segment also generates revenue from the processing or storage of customer owned material on a fee basis.

The coil processing facilities are substantially similar with respect to products produced. The Company makes shipments of products based on which facility offers the desired product or, if the product is available at multiple facilities, based on other factors, such as customer location, freight conditions and the ability of the facility to fulfill the order on a timely basis. Flat-roll products are sold on a wholesale, rapid-delivery basis in competition with other processors of metals.

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

Marketing

The following table sets forth the approximate percentage of total sales contributed by each group of products and services during each of the Company’s last two fiscal years:

Product and Service Groups	Fiscal 2026	Fiscal 2025
Flat-Roll Products	92%	91%
Tubular Products	8%	9%

Flat-Roll Products.  The Company sells flat-roll products and processing or storage services to approximately 1,160 customers located primarily in the midwestern, southwestern and southeastern regions of the United States. The Company’s principal customers for these products and services are metals distributors and customers manufacturing products such as metal buildings, railcars, heavy equipment, tanks and containers, trailers, component parts and other fabricated metal products. Sales of flat-roll products to O'Neal Steel accounted for approximately 15% and 16% of the Company's total sales for fiscal years 2026 and 2025, respectively. No other individual flat-roll products customer accounted for 10% or more of the Company's total sales for either of the two fiscal years.

Tubular Products.  The Company sells its tubular products nationally to approximately 80 customers. The Company’s principal customers for these products are steel and pipe distributors. In fiscal years 2026 and 2025, no individual tubular customer accounted for 10% or more of the Company’s total sales.

Competition

The Company is engaged in a non-seasonal, highly-competitive business. The Company competes with other metal service centers, tubular manufacturers, metals distributors and brokers.

The Company believes that, generally, its ability to compete is dependent upon its ability to offer products at prices competitive with or below those of other metals suppliers, as well as its ability to provide products meeting customer specifications on a rapid-delivery basis.

Human Capital

Employee Base

At March 31, 2026, the Company had 381 full-time employees, all based in the United States.

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

Information About Our Executive Officers

The following table sets forth as of March 31, 2026, for each executive officer of the Company, the name, age, officer positions and arrangements with other persons regarding his selection as an officer, if any, and the period during which such officer has served in such capacity:

Name	Age	Position, Offices with the Company and Other Arrangements, if any
Michael J. Taylor	67

President and Chief Executive Officer since September 2019; formerly Interim President and Interim Chief Executive Officer since February 2019; Chairman of the Board of Directors since June 2017; member of the Board of Directors since December 2016

Alex LaRue	40

Chief Financial Officer – Secretary and Treasurer since March 2018; formerly Vice President — Secretary and Treasurer since 2014; formerly Assistant Vice President — Secretary and Treasurer since 2013; formerly Controller — Texas Tubular Products since 2011

Gaurav Chhibbar	39	Chief Operating Officer since July 2025

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Cybersecurity Governance

The Board of Directors (the “Board”) of the Company is responsible for the oversight of the Company’s cybersecurity program and recognizes the risks that cybersecurity threats may impose on the Company, its business partners, employees and investors. The Company's IT Director is responsible for overall IT governance, risk and compliance including the Company’s cybersecurity program. The Audit Committee of the Board collaborates with the full Board and the IT Director to facilitate alignment of overall IT related controls and processes. We have a formalized IT Security Incident Report process which provides a method to document and communicate details of security incidents to appropriate stakeholders. The Board and the Audit Committee receive periodic briefings on cybersecurity and help set priorities and strategic direction. As part of continuous improvement, our cybersecurity program is being aligned with the NIST Cybersecurity Framework to help ensure comprehensive controls and oversight.

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

Item 2.  Properties

The principal real properties of the Company are described in the following table:

Location	Approximate Size	Ownership
Lone Star, Texas
Plant — Texas Tubular Products	118,260 sq. feet	Owned(1)
Offices — Texas Tubular Products	10,500 sq. feet	Owned(1)
Land — Texas Tubular Products	81.7 acres	Owned(1)
Longview, Texas
Offices — Administrative	5,100 sq. feet	Leased(2)
Hickman, Arkansas
Plant and Warehouse — Flat Roll Products	64,600 sq. feet	Owned(1)
Offices — Flat Roll Products	2,500 sq. feet	Owned(1)
Land — Flat Roll Products	26.2 acres	Owned(1)
Decatur, Alabama
Plant and Warehouse — Flat Roll Products	48,000 sq. feet	Owned(1)
Offices — Flat Roll Products	2,000 sq. feet	Owned(1)
Land — Flat Roll Products	47.3 acres	Owned(1)
Sinton, Texas
Plant and Warehouse — Flat Roll Products	70,000 sq. feet	Leasehold Improvement (3)
Offices — Flat Roll Products	3,100 sq. feet	Leasehold Improvement (3)
Land — Flat Roll Products	26.5 acres	Leased (3)
East Chicago, Indiana
Plant and Warehouse — Flat Roll Products	150,900 sq. feet	Owned (1)
Offices — Flat Roll Products	3,200 sq. feet	Owned (1)
Land — Flat Roll Products	5.0 acres	Owned (1)
Granite City, Illinois
Plant and Warehouse — Flat Roll Products	321,000 sq. feet	Leasehold Improvement (4)
Offices — Flat Roll Products	4,400 sq. feet	Leasehold Improvement (4)
Land — Flat Roll Products	31.1 acres	Leased (4)
Miami Gardens, Florida
Plant and Warehouse — Flat Roll Products	91,100 sq. feet	Owned (1)
Offices — Flat Roll Products	10,300 sq. feet	Owned (1)
Land — Flat Roll Products	3.9 acres	Owned (1)
Orlando, Florida
Distribution Warehouse — Flat Roll Products	27,100 sq. feet	Leased (5)
Offices	3,000 sq. feet	Leased (5)
Tampa, Florida
Storage Warehouse — Flat Roll Products	32,240 sq. feet	Leased (6)
The Woodlands, Texas
Offices — Administrative	5,000 sq. feet	Leased (7)

(1)	All of the Company’s owned real properties, plants and offices are held in fee and are not subject to any mortgage or deed of trust.
(2)	The office lease is with a non-affiliated party, expires on April 30, 2027, and requires a monthly rental payment of approximately $5,000.
(3)	The associated lease is a 99 year lease with Steel Dynamics Inc. that calls for an annual rental payment of $1 and has an expiration date of February 19, 2120.
(4)	The associated lease is with America's Central Port District. The lease expires on August 31, 2028 and requires a monthly rental payment of approximately $13,300.
(5)	The lease is with a non-affiliated party, expires on July 31, 2029, and requires a monthly rental payment of approximately $25,000.
(6)	The lease is with a non-affiliated party, expires on November 30, 2029, and requires a monthly rental payment of approximately $21,000.
(7)

The office lease is with a non-affiliated party, expires on February 28, 2029, requires a monthly rental payment of approximately $11,600 and a monthly payment of proportionate operating costs of approximately $4,800.

Item 3.  Legal Proceedings

The Company is not, and during fiscal year 2026 was not, a party to, nor is its property the subject of, any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded principally on the Nasdaq Global Select Market (Symbol: FRD).

Reference is hereby made to the sections of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2026, entitled “Description of Business — Range of High and Low Sales Prices of Common Stock” and “Description of Business — Cash Dividends Declared Per Share of Common Stock”, which sections are hereby incorporated herein by reference.

The approximate number of shareholders of record of Common Stock of the Company as of April 24, 2026 was 145. Because many of the Company’s common shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of individual shareholders represented by these record holders.

Item 6.  [Reserved]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information with respect to Item 7 is hereby incorporated herein by reference from the section of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2026, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and notes thereto of the Company included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2026, are hereby incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2026 and 2025

Consolidated Statements of Operations — Years ended March 31, 2026 and 2025

Consolidated Statements of Stockholders’ Equity — Years ended March 31, 2026 and 2025

Consolidated Statements of Cash Flows — Years ended March 31, 2026 and 2025

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

The following supplementary schedule for the Company for the years ended March 31, 2026 and 2025, is incorporated herein by reference above in this Item 8 from the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2026.

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Information with respect to Item 9A is hereby incorporated herein by reference from the sections of the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2026, entitled “Evaluation of Disclosure Controls and Procedures” and “Management's Report on Internal Control Over Financial Reporting”.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Except as otherwise set forth below, information with respect to Item 10 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2026 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2026 fiscal year.

Information with respect to Item 10 regarding executive officers is hereby incorporated by reference from the information set forth under the caption “Information About Our Executive Officers” in Item 1 of this Annual Report on Form 10-K.

The Company has adopted the Friedman Industries, Incorporated Code of Conduct and Ethics (the “Code”), which applies to the Company’s employees, directors and officers, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code is attached as an exhibit hereto.

Item 11.  Executive Compensation

Information with respect to Item 11 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2026 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2026 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The disclosure required pursuant to Item 201(d) of Regulation S-K is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2026 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2026 fiscal year.

Additional information with respect to Item 12 regarding equity compensation plan information relating to the Company is hereby incorporated herein by reference from Note 3 — Equity Compensation Plans and Capital Stock included in the Notes to Consolidated Financial Statements of the Company included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2026.

Security Ownership Information

The additional information with respect to Item 12 regarding the security ownership of certain beneficial owners and management, and related matters, is hereby incorporated herein by reference from the Company’s proxy statement in respect to the 2026 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2026 fiscal year.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information with respect to Item 13 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2026 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2026 fiscal year.

Item 14.  Principal Accountant Fees and Services

Information with respect to Item 14 is hereby incorporated herein by reference from the Company’s proxy statement in respect of the 2026 Annual Meeting of Shareholders, definitive copies of which are expected to be filed with the SEC on or before 120 days after the end of the Company’s 2026 fiscal year.

The Company's independent public accounting firm is Baker Tilly US LLP, Houston, Texas, PCAOB ID: 23.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents included in this report

1. Financial Statements

The following financial statements and notes thereto of the Company are included in the Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2026, which is incorporated herein by reference:

Consolidated Balance Sheets — March 31, 2026 and 2025

Consolidated Statements of Operations — Years ended March 31, 2026 and 2025

Consolidated Statements of Stockholders’ Equity — Years ended March 31, 2026 and 2025

Consolidated Statements of Cash Flows — Years ended March 31, 2026 and 2025

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

2.  Financial Statement Schedules

The following financial statement schedule is included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2026, which is incorporated herein by reference:

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

3.3	—	Amended and Restated Bylaws of the Company, as amended on November 8, 2021 (incorporated by reference from Exhibit 3.3 to the Company’s Form 10-Q filed on November 19, 2021).

10.1	—	Friedman Industries, Incorporated 2016 Restricted Stock Plan (incorporated by reference from Exhibit 4.2 to the Company’s Form S-8 filed on December 21, 2016).

10.2	—	Form of Friedman Industries, Incorporated Restricted Stock Award Agreement (incorporated by reference from Exhibit 4.3 to the Company’s Form S-8 filed on December 21, 2016).

10.3	—	First Amendment to the Friedman Industries, Incorporated 2016 Restricted Stock Plan (incorporated by reference from Appendix C to the Company’s Form DEF 14A filed on July 26, 2019).

10.4	—	Amended and Restated Credit Agreement dated May 19, 2021 (incorporated by reference from Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended March 31, 2021 filed on July 7, 2021).

10.5	—	Pledge and Security Agreement dated May 19, 2021 (incorporated by reference from Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended March 31, 2021 filed on July 7, 2021).

10.6	—	First Amendment to Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended March 31, 2022 filed on August 2, 2022).

10.7	—	Second Amendment to Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended March 31, 2022 filed on August 2, 2022).

10.8	—	Third Amendment to Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended March 31, 2022 filed on August 2, 2022).

10.9	—	Fourth Amendment to Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended March 31, 2025, filed on June 12, 2025).

10.10	—	Fifth Amendment to Amended and Restated Credit Agreement and Second Amendment to Security Agreement (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated August 29, 2025, filed on September 3, 2025).

10.11	—	Sixth Amendment to Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q for the filed on February 9, 2026).

10.12	—	Friedman Industries, Incorporated 2025 Long-Term Incentive Plan (incorporated by reference to Appendix D to the Company's Schedule 14A Definitive Proxy Statement filed on July 28, 2025).

**13.1	—	The Company’s Annual Report to Shareholders for the fiscal year ended March 31, 2026.

14.1	—	Friedman Industries, Incorporated Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company's Form 10-K for the fiscal year ended March 31, 2025, filed on June 12, 2025).

19.1	—	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Form 10-K for the fiscal year ended March 31, 2025, filed on June 12, 2025).

**21.1	—	List of Subsidiaries.

**23.1	—	Consent of Baker Tilly US LLP.

**31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

**31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

**32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

**32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

97.1	—	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Form 10-K for the fiscal year ended March 31, 2025, filed on June 12, 2025).

**101.INS	—	Inline XBRL Instance Document.

**101.SCH	—	Inline XBRL Taxonomy Schema Document.

**101.CAL	—	Inline XBRL Calculation Linkbase Document.

**101.DEF	—	Inline XBRL Definition Linkbase Document.

**101.LAB	—	Inline XBRL Label Linkbase Document.

**101.PRE	—	Inline XBRL Presentation Linkbase Document.

**104	—	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Friedman Industries, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

By:	/S/ MICHAEL J. TAYLOR
Michael J. Taylor
President and Chief Executive Officer

Dated: June 11, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Friedman Industries, Incorporated in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL J. TAYLOR	President and Chief Executive Officer and	June 11, 2026
Michael J. Taylor	Director (Principal Executive Officer)

/S/ ALEX LARUE	Chief Financial Officer — Secretary and	June 11, 2026
Alex LaRue	Treasurer (Principal Financial Officer
and Principal Accounting Officer)

/S/ MICHAEL HANSON	Director	June 11, 2026
Michael Hanson

/S/ MAX REICHENTHAL	Director	June 11, 2026
Max Reichenthal

/S/ SANDY SCOTT	Director	June 11, 2026
Sandy Scott

/S/ TIM STEVENSON	Director	June 11, 2026
Tim Stevenson

/S/ SHARON TAYLOR	Director	June 11, 2026
Sharon Taylor

/S/ JOE L. WILLIAMS	Director	June 11, 2026
Joe L. Williams