Form 10-Q
period 2026-06-30
FRIEDMAN INDUSTRIES INC
filed 2026-08-06
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

At August 6, 2026, the number of shares outstanding of the issuer’s only class of stock was 7,212,791 shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

(In thousands, except for share data)

	JUNE 30, 2026	MARCH 31, 2026
ASSETS
CURRENT ASSETS:
Cash	$5,028	$2,450
Accounts receivable, net of allowances for credit losses of $624 and $426 at June 30, and March 31, 2026, respectively	90,692	80,174
Inventories	191,080	172,223
Current portion of derivative assets	868	153
Income tax receivable	—	521
Other current assets	3,438	1,518
TOTAL CURRENT ASSETS	291,106	257,039
PROPERTY, PLANT AND EQUIPMENT:
Land	11,642	11,642
Buildings and yard improvements	32,756	32,667
Machinery and equipment	65,769	65,512
Construction in process	2,738	934
Less accumulated depreciation	(38,147)	(37,137)
	74,758	73,618
OTHER ASSETS:
Operating lease right-of-use asset	6,173	4,702
Other assets	1,401	1,451
TOTAL ASSETS	$373,438	$336,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$88,240	$67,169
Income taxes payable	3,563	—
Dividends payable	289	284
Employee compensation and related expenses	6,376	8,270
Current portion of derivative liability	1,851	426
TOTAL CURRENT LIABILITIES	100,319	76,149
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	17	96
DEFERRED INCOME TAX LIABILITY	6,710	6,761
NON-CURRENT LEASE LIABILITIES	5,104	4,097
SELLER NOTE PAYABLE, NET	3,489	3,489
NON-CURRENT CONTINGENT CONSIDERATION LIABILITY	2,160	2,160
ASSET BASED LENDING FACILITY	91,488	92,564
TOTAL LIABILITIES	209,287	185,316
COMMITMENTS AND CONTINGENCIES (SEE NOTE 2)
STOCKHOLDERS’ EQUITY:
Common stock, par value $1: Authorized shares — 10,000,000; Issued shares — 9,124,805 and 9,019,505 shares at June 30, and March 31, 2026	9,125	9,020
Additional paid-in capital	36,073	35,934
Treasury stock at cost (shares 1,912,014 and 1,907,323 shares at June 30, and March 31, 2026, respectively)	(13,192)	(13,110)
Retained earnings	132,145	119,650
TOTAL STOCKHOLDERS’ EQUITY	164,151	151,494
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$373,438	$336,810

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except per share data)

	THREE MONTHS ENDED
	JUNE 30,
	2026	2025
Net Sales	$239,971	$134,777
Costs and expenses:
Costs of materials sold (excludes items shown separately below)	184,219	105,704
Processing and warehousing expense	13,427	9,328
Delivery expense	9,385	6,400
Selling, general and administrative	10,837	5,455
Depreciation and amortization	1,069	847
	218,937	127,734
EARNINGS FROM OPERATIONS	21,034	7,043
Gain (loss) on economic hedges of risk	(2,756)	276
Interest expense	(1,224)	(678)
Other income (expense)	(77)	4
EARNINGS BEFORE INCOME TAXES	16,977	6,645
Provision for (benefit from) income taxes:
Current	4,244	1,643
Deferred	(51)	(26)
	4,193	1,617
NET EARNINGS	$12,784	$5,028

Net earnings per share:
Basic	$1.79	$0.71
Diluted	$1.79	$0.71
Cash dividends declared per common share	$0.04	$0.04

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In thousands)

	THREE MONTHS ENDED JUNE 30,
	2026	2025
OPERATING ACTIVITIES
Net earnings	$12,784	$5,028
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	1,069	847
Deferred taxes	(51)	(26)
Compensation expense for restricted stock	244	123
Change in postretirement benefits	(79)	3
Change in cash surrender value of officers' life insurance	78	(3)
Loss recognized on open derivatives not designated for hedge accounting	710	103
Amortization of right-of-use asset	21	18
Decrease (increase) in operating assets:
Accounts receivable	(11,584)	(3,241)
Inventories	(18,857)	10,231
Federal income taxes recoverable	521	—
Other current assets	200	53
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	20,586	(19)
Income taxes payable	3,563	1,625
Employee compensation and related expenses	(1,894)	744
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,311	15,486
INVESTING ACTIVITIES
Cash received from Century business combination working capital true-up	1,066	—
Purchase of property, plant and equipment	(2,173)	(1,781)
NET CASH USED IN INVESTING ACTIVITIES	(1,107)	(1,781)
FINANCING ACTIVITIES
Cash dividends paid	(284)	(282)
Cash paid for share repurchases	(82)	(10)
Borrowings on asset based lending facility	229,697	196,322
Repayments on asset based lending facility	(230,774)	(211,011)
NET CASH USED IN FINANCING ACTIVITIES	(1,443)	(14,981)
INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	4,761	(1,276)
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	3,231	4,148
CASH AND RESTRICTED CASH AT END OF PERIOD	$7,992	$2,872

Cash and restricted cash at  June 30, 2026 and  March 31, 2026 included approximately $3.0 million and $0.8 million, respectively, of cash required to collateralize open derivative positions. These amounts are reported in "Other current assets" on the Company's consolidated balance sheets at  June 30, 2026 and  March 31, 2026. The Company had approximately $0.8 million in restricted cash as of  June 30, 2025.

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED NOTES TO QUARTERLY REPORT — UNAUDITED

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes of Friedman Industries, Incorporated (the “Company”) included in its annual report on Form 10-K for the year ended March 31, 2026.

NOTE 2 — BUSINESS COMBINATIONS

On August 29, 2025, (the “Acquisition Date”), the Company acquired certain assets and liabilities of Century Metals & Supplies Inc. (“Century”) based in Miami, Florida. The Company acquired the working capital, buildings, processing and other equipment, and the related real estate of Century (the “Transaction”). In addition to the owned facilities in Miami, the Transaction also included leased distribution and warehouse facilities in Orlando, Florida and Tampa, Florida. The operations continue as Century Metals and Supplies LLC ("Century"), a wholly owned subsidiary of the Company. Century is a metals processing company with cut-to-length and coil slitting capabilities which operates as part of the Company's flat-roll business segment. As a result of the Transaction, the Company expanded its presence in the southeastern U.S. and Latin American markets and broadened the Company's product offerings to include cold-rolled, coated, and stainless steels, as well as non-ferrous materials such as aluminum, copper, and brass.

The Transaction resulted in the Company acquiring all the ownership interests in the assets noted above, for a total consideration of approximately $51.6 million, after final net working capital adjustments. The total consideration consists of (i) approximately $45.6 million of cash at close, (ii) a five-year seller's note with a fair value of approximately $3.5 million, (iii) contingent consideration possible through earn-out provisions with an initial fair value of approximately $3.6 million and a post-closing final working capital adjustment in favor of the Company of approximately $1.1 million. The contingent consideration allows for up to $10 million in additional consideration over a four-year period based on certain performance metrics and is not contingent on the sellers employment with Century at the time of the payout and, as such, the fair value of such contingent consideration was recognized as consideration transferred.

The seller’s note was fair valued using a discounted cash flow analysis of the expected future payments, for which the significant inputs included the rate of return based on a reference rate plus a spread and the expected cash flows associated with the seller’s note over the remaining time to maturity. The contingent consideration was fair valued using a Monte Carlo simulation of the potential cash payments to the sellers utilizing an estimate of the average future EBITDA, which was discounted to present value. The significant inputs to the Monte Carlo simulation included projected future EBITDA, a discount rate, EBITDA targets, maximum payout and EBITDA volatility. Such contingent consideration is required to be measured at fair value at inception and at each reporting period. There were no changes to the valuation methodology during the interim period. As of June 30, 2026, the value of the contingent consideration was approximately $2.2 million and is reported on the consolidated balance sheet under non-current contingent consideration.

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

Fair value of assets acquired and liabilities assumed (in thousands):
Accounts receivable	$12,307
Inventory	34,623
Property, plant and equipment	13,727
Operating lease right-of-use asset	2,422
Other assets	26
Accounts payable	(9,083)
Operating lease liability	(2,422)
Total	$51,600

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 will require more detailed information about the types of expenses in commonly presented income statement captions such as “Cost of sales” and “Selling, general and administrative expenses”. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is evaluating the impact that adoption of the provisions of ASU 2024-03 will have on its consolidated financial statements.

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

A summary of inventory values by product group follows (in thousands):

	June 30, 2026	March 31, 2026
Flat-Roll raw material	$131,118	$120,763
Flat-Roll finished goods	32,329	31,068
Tubular raw material	17,063	9,441
Tubular finished goods	10,570	10,951
	$191,080	$172,223

NOTE 5 — DEBT

         The Company has a $140 million asset-based lending facility ("ABL Facility") led by JPMorgan Chase Bank, N.A. with Wells Fargo Bank, N.A. as a 40% syndicated participant. The ABL Facility matures on August 29, 2030 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1.45% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.65% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 10% of the revolving commitment or $14.0 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.00 to 1.00 for the trailing twelve-month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased up to an aggregate of $60 million, in minimum increments of $5 million. At  June 30, 2026, the Company had a balance of approximately $91.5 million under the ABL Facility with an applicable interest rate of 5.3%. At  June 30, 2026, the Company's borrowing base supported full access to the ABL Facility.

The Company issued a seller's note of $3.5 million related to the acquisition of Century described in Note 2. The promissory note has a maturity date of August 29, 2030 and accrues interest at a rate of 6.5% per annum, payable quarterly in arrears on the last date of each quarter, commencing September 30, 2025.

 NOTE 6 — LEASES

In June 2026, the Company entered into a new operating lease for additional warehouse space in Miami, FL for Century's operations. This lease expires July 31, 2029 and calls for monthly rental payments of approximately $47,000. The Company recognized initial right-of-use ("ROU") assets and lease liabilities of approximately $1.7 million related to the new lease. The Company's other ROU assets and lease liabilities consist primarily of operating leases for the operations facilities in Granite City, IL, Orlando, FL and Tampa, FL and administrative office spaces in The Woodlands, TX and Longview, TX. The Company’s other operating leases for items such as operations equipment, IT equipment and storage space are either short-term in nature or immaterial. The Company does not have any finance leases in place.

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

The components of expense related to leases for the three months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended
	June 30,
	2026	2025
Operating lease expense	$287	$108
	$287	$108

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of June 30, 2026 and March 31, 2026 (in thousands):

	June 30, 2026	March 31, 2026	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$6,173	$4,702	Operating lease right-of-use asset
Total right-of-use assets	$6,173	$4,702
Liabilities
Operating lease liability, current	$1,240	$756	Accrued expenses
Operating lease liability, non-current	5,104	4,097	Non-current lease liabilities
Total lease liabilities	$6,344	$4,853

As of June 30, 2026, the weighted-average remaining lease term was 10.1 years for operating leases. The weighted average discount rate was 7.0% for operating leases.

Maturities of lease liabilities as of June 30, 2026 were as follows (in thousands):

Operating Leases
Fiscal 2027 (remainder of fiscal year)	$1,211
Fiscal 2028	1,572
Fiscal 2029	1,576
Fiscal 2030	684
Fiscal 2031 and beyond	4,544
Total undiscounted lease payments	$9,587
Less: imputed interest	(3,243)
Present value of lease liability	$6,344

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

At June 30, 2026, the Company's construction in process balance of approximately $2.7 million consisted primarily of approximately $1.8 million associated with a building and processing capability expansion project at the Sinton, TX facility. The remaining balance consists of several smaller projects among our facilities.

NOTE 8 — STOCK BASED COMPENSATION

The Company maintains two stock based compensation plans: the Friedman Industries, Incorporated 2016 Restricted Stock Plan (the “2016 Plan”) and the Friedman Industries, Incorporated 2025 Long-Term Incentive Plan (the "2025 Plan"). The plans are administered by the Compensation Committee of the Board of Directors (the “Board”) and continue indefinitely until terminated by the Board or until all shares allowed by the plans have been awarded and earned. All shares authorized under the 2016 Plan have been awarded with some of those shares still under vesting restrictions at  June 30, 2026. Under the 2025 Plan, the Company may award stock-based compensation to employees, non-employee directors and third-party service providers. The 2025 Plan permits the award of stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards for up to 550,000 shares of the Company's common stock. As of  June 30, 2026, all stock based compensation issued under the 2025 plan was in the form of restricted stock awards and a total of 416,396 shares were still available to be issued under the plan. Restricted awards entitle recipients to vote and receive non-forfeitable dividends during the restriction period. Because dividends are non-forfeitable, they are reflected in retained earnings. Forfeitures are accounted for upon their occurrence. Because the Company accounts for forfeitures as they occur, the non-forfeitable dividends are reclassified from retained earnings to additional stock compensation for the actual forfeitures that occurred.

The following table summarizes the activity related to restricted stock awards for the three months ended June 30, 2026:

		Weighted Average
	Number of Shares	Grant Date Fair Value Per Share
Unvested at March 31, 2026	142,276	$16.86
Granted	105,300	23.89
Vested	(17,740)	14.39
Unvested at June 30, 2026	229,836	$20.27

The Company measures compensation expense for restricted stock awards at the market price of the common stock as of the grant date. Compensation expense for awards with time based restrictions is recognized over the requisite service period applicable to each award. Compensation expense for awards with performance based restrictions is recognized once it is probable the performance conditions will be satisfied with a cumulative effect adjustment and the remaining expense recognized over the remaining service period. The stock awards granted during the three months ended June 30, 2026 consist of 71,550 time restricted shares with annual ratable vesting over a three year period and 33,750 performance restricted shares with vesting thresholds dependent on the percentage of average earnings before tax to average accounts receivable, inventory and net PP&E over a three year period. The Company recorded compensation expense of approximately $0.2 million and $0.1 million in the three months ended June 30, 2026 and 2025, respectively, relating to the restricted stock issued under the plans. As of June 30, 2026, unrecognized compensation expense related to unvested restricted stock was approximately $3.1 million which is expected to be recognized over a weighted average period of approximately 2.2 years.

NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we expect to utilize futures, options or swaps to manage our exposure to metals price risk that is inherent in our business. For the three months ended June 30, 2026 and 2025, all of the Company's hedging activities were classified as economic hedges of risk with mark-to-market ("MTM") accounting treatment. By using derivatives, the Company is exposed to credit and market risk. The Company’s exposure to credit risk includes the counterparty’s failure to fulfill its performance obligations under the terms of the derivative contract. The Company attempts to minimize its credit risk by entering into transactions with high quality counterparties and uses exchange-traded derivatives when available. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in commodity prices. The Company manages market risk by continually monitoring exposure within its risk management strategy and portfolio. For any transactions designated as hedging instruments for accounting purposes, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of hedged items.

The Company has forward physical purchase supply agreements in place with some of its suppliers for a portion of its monthly physical steel needs. These supply agreements are not subject to mark-to-market accounting due to the Company electing the normal purchase normal sale exclusion provided in ASC 815.

At June 30, 2026 and  March 31, 2026, the Company did not have any derivatives designated as hedging instruments and classified as cash flow or fair value hedges.

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of June 30, 2026 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives not designated as hedging instruments:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts	Current portion of derivative assets	$868	Current portion of derivative liability	$1,851

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of March 31, 2026 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives not designated as hedging instruments:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts	Current portion of derivative assets	$153	Current portion of derivative liability	$426

All derivatives are presented on a gross basis on the Consolidated Balance Sheets.

During the three months ended June 30, 2026 and 2025, the Company entered into hot-rolled coil futures and swap contracts that were not designated as hedging instruments for accounting purposes. Accordingly, the change in fair value related to these instruments was immediately recognized in earnings for these periods. During the three months ended June 30, 2026 and 2025, the Company did not designate any transactions as hedging instruments for accounting purposes.

The following table summarizes the loss recognized in earnings for derivative instruments not designated as hedging instruments during the three months ended June 30, 2026 (in thousands):

		Loss Recognized in Earnings
	Location of Loss	for the Three Months Ended
	Recognized in Earnings	June 30, 2026
Hot-rolled coil steel contracts	Gain (loss) on economic hedges of risk	$(2,756)

The following table summarizes the gain recognized in earnings for derivative instruments not designated as hedging instruments during the three months ended June 30, 2025 (in thousands):

		Gain Recognized in Earnings
	Location of Gain	for the Three Months Ended
	Recognized in Earnings	June 30, 2025
Hot-rolled coil steel contracts	Gain (loss) on economic hedges of risk	$276

The following table summarizes the Company's economic (non-designated) derivative instruments outstanding at  June 30, 2026 (in thousands):

	Notional Amount	Maturity Date
Hot-rolled coil steel contracts	$(52,041)	July 2026 - June 2027

The following table summarizes the Company's economic (non-designated) derivative instruments outstanding at  March 31, 2026  (in  thousands):

	Notional Amount	Maturity Date
Hot-rolled coil steel contracts	$(8,987)	April 2026 - May 2027

At June 30, 2026 and  March 31, 2026, cash of approximately $3.0 million and $0.8 million, respectively, was held by our clearing agent to collateralize our open derivative positions. These cash requirements are included in "Other current assets" on the Company's Consolidated Balance Sheets at June 30, 2026 and  March 31, 2026.

NOTE 10 — FAIR VALUE MEASUREMENTS

Accounting standards provide a comprehensive framework for measuring fair value, define fair value, and establish a hierarchy prioritizing the inputs to valuation techniques. The hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. Levels within the hierarchy are defined as follows:

●	Level 1 – Quoted prices for identical assets and liabilities in active markets.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At  June 30, 2026, our financial assets and liabilities, measured at fair value on a recurring basis were as follows (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(983)	$—	$—	$(983)
Contingent consideration for business combination - financial liability	$—	$—	$(2,160)	$(2,160)
Total	$(983)	$—	$(2,160)	$(3,143)

At  March 31, 2026, our financial assets and liabilities, measured at fair value on a recurring basis were as follows (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(273)	$—	$—	$(273)
Contingent consideration for business combination - financial liability	$—	$—	$(2,160)	$(2,160)
Total	$(273)	$—	$(2,160)	$(2,433)

At  June 30, 2026 and  March 31, 2026, the Company did not have any fair value measurements on a non-recurring basis.

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

The following is a summary of significant financial information relating to the product groups (in thousands):

	Three Months Ended June 30, 2026
	Flat-roll	Tubular	Other	Total
Net Sales	$221,753	$18,218	$—	$239,971
Cost and expenses:
Cost of materials sold	171,501	12,718	—	184,219
Processing and warehousing expense	10,717	2,710	—	13,427
Delivery expense	9,050	335	—	9,385
Commercial expense	4,833	251	—	5,084
Depreciation and amortization	906	81	82	1,069
General corporate expenses	—	—	5,753	5,753
	197,007	16,095	5,835	218,937
EARNINGS (LOSS) FROM OPERATIONS:	24,746	2,123	(5,835)	21,034
Loss on economic hedges of risk				(2,756)
Interest expense				(1,224)
Other expense				(77)
EARNINGS BEFORE INCOME TAXES				$16,977

	Three Months Ended June 30, 2025
	Flat-roll	Tubular	Other	Total
Net Sales	$124,067	$10,710	$—	$134,777
Cost and expenses:
Cost of materials sold	99,154	6,550	—	105,704
Processing and warehousing expense	6,899	2,429	—	9,328
Delivery expense	6,260	140	—	6,400
Commercial expense	2,199	212	—	2,411
Depreciation and amortization	769	50	28	847
General corporate expenses	—	—	3,044	3,044
	115,281	9,381	3,072	127,734
EARNINGS (LOSS) FROM OPERATIONS:	8,786	1,329	(3,072)	7,043
Gain on economic hedges of risk				276
Interest expense				(678)
Other income				4
EARNINGS BEFORE INCOME TAXES				$6,645

	June 30, 2026	March 31, 2026
IDENTIFIABLE ASSETS:
Flat-Roll	$329,262	$301,528
Tubular	34,948	28,822
	364,210	330,350
General corporate assets	9,228	6,460
	$373,438	$336,810

General corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of payroll expenses related to corporate functions, professional fees and services, retirement plan contribution expense, corporate insurance expenses, restricted stock plan compensation expense and office supplies. At June 30, 2026 and March 31, 2026, corporate assets consist primarily of cash, restricted cash, leased administrative office right-of-use assets, unamortized debt issuance costs and the cash value of officers’ life insurance. Although inventory is transferred at cost between product groups, there are no sales between product groups.

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

The following table disaggregates our revenue by product for each of our reportable business segments for the three months ended June 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended
	June 30,
	2026	2025
Flat-Roll Segment:
Company Owned Flat-Roll Products	$220,589	$122,846
Processing or Storage of Customer Owned Coil	1,164	1,221
	$221,753	$124,067
Tubular Segment:
Manufactured Pipe	$18,218	$10,710
	$18,218	$10,710

NOTE 13 — STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for each of the three months ended June 30, 2026 and June 30, 2025 (in thousands):

		Additional
	Common	Paid-In	Treasury	Retained
	Stock	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2026	$9,020	$35,934	$(13,110)	$119,650	$151,494
Net earnings	—	—	—	12,784	12,784
Paid in capital – restricted stock	—	244	—	—	244
Issuance of restricted stock	105	(105)	—	—	—
Repurchase of shares	—	—	(82)	—	(82)
Cash dividends ($0.04 per share)	—	—	—	(289)	(289)
BALANCE AT JUNE 30, 2026	$9,125	$36,073	$(13,192)	$132,145	$164,151

		Additional
	Common	Paid-In	Treasury	Retained
	Stock	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2025	$8,877	$35,394	$(13,100)	$101,254	$132,425
Net earnings	—	—	—	5,028	5,028
Paid in capital – restricted stock	—	123	—	—	123
Issuance of restricted stock	90	(90)	—	—	—
Repurchase of shares	—	—	(10)	—	(10)
Cash dividends ($0.04 per share)	—	—	—	(286)	(286)
BALANCE AT JUNE 30, 2025	$8,967	$35,427	$(13,110)	$105,996	$137,280

NOTE 14 — EARNINGS PER SHARE

Basic and dilutive net earnings per share are computed based on the following information (in thousands, except for share data):

	Three Months Ended
	June 30,
	2026	2025
Numerator (basic and diluted)
Net earnings	$12,784	$5,028
Less: Allocation to unvested restricted stock awards	286	67
Net earnings attributable to common shareholders	$12,498	$4,961

Denominator (basic and diluted)
Weighted average common shares outstanding	6,982,955	6,965,880

For the three months ended June 30, 2026 and 2025, the Company allocated dividends and undistributed earnings to the unvested restricted stock awards.

As the restricted stock qualifies as participating securities, the following restricted stock awards were not included in the computation of weighted average diluted common shares outstanding under the two-class method:

	Three Months Ended
	June 30,
	2026	2025
Restricted Stock Awards	129,343	69,628

NOTE 15 — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of approximately $1.3 million and $0.7 million during the three months ended June 30, 2026 and 2025, respectively. Additionally, the Company paid income taxes of approximately $0.3 million and $0.1 million during the three months ended June 30, 2026 and 2025, respectively.

NOTE 16 — INCOME TAXES

For the three months ended June 30, 2026 and 2025, the Company recorded income tax provisions of approximately $4.2 million and $1.6 million, respectively. For both quarters, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision with this impact partially reduced by the tax effect of restricted stock vesting during the quarters.

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

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

During the three months ended June 30, 2026 (the “2026 quarter”), sales, cost of materials sold and adjusted gross profit increased approximately $105.2 million, $78.5 million and $26.7 million, respectively, compared to the amounts recorded during the three months ended June 30, 2025 (the “2025 quarter”). Adjusted gross profit is a non-GAAP measure calculated as sales minus cost of materials sold. The increase in sales was due to an increase in the average selling price per ton and an increase in sales volume. Sales volume for the 2026 quarter consisted of approximately 188,500 tons from inventory and another 17,500 tons of toll processing customer owned material compared to the 2025 quarter volume consisting of approximately 141,500 tons from inventory and 19,000 tons of toll processing. Same facility year-over-year growth accounted for approximately 33,500 tons of the sales volume increase and the acquisition of Century Metals & Supplies contributed approximately 12,000 tons. Adjusted gross profit was approximately $55.8 million for the 2026 quarter compared to approximately $29.1 million for the 2025 quarter. Adjusted gross profit as a percentage of sales was approximately 23.2% for the 2026 quarter compared to approximately 21.6% for the 2025 quarter.

Our operating results are influenced by changes in the market prices of the metals we purchase. The majority of the Company's revenue is generated from processing hot-rolled steel coil ("HRC") and products derived from HRC. Entering the 2026 quarter, HRC prices were in a sustained upward trend, increasing approximately 28% during the preceding quarter and an additional 10% throughout the 2026 quarter. This favorable pricing environment contributed to margin expansion during the quarter. By comparison, entering the 2025 quarter, HRC prices had reached the peak of a pricing cycle and remained relatively stable before declining modestly toward the end of the quarter. As a result, the Company also experienced favorable margins during the 2025 quarter, although the margin expansion was less pronounced than in the 2026 quarter. The Company utilizes HRC futures, options and swaps to partially manage exposure to commodity price risk. The Company recognized hedging related losses of approximately $2.8 million in the 2026 quarter compared to hedging related gains of approximately $0.3 million in the 2025 quarter.

Flat-roll Segment

Flat-roll product segment sales for the 2026 quarter totaled approximately $221.8 million compared to approximately $124.1 million for the 2025 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any sales generated from processing or storage of customer owned material. Sales generated from processing or storage of customer owned material totaled approximately $1.2 million for both the 2026 quarter and the 2025 quarter. Sales generated from flat-roll segment inventory totaled approximately $220.6 million for the 2026 quarter compared to approximately $122.9 million for the 2025 quarter. The average per ton selling price related to these shipments increased from approximately $926 per ton in the 2025 quarter to approximately $1,262 per ton in the 2026 quarter. Sales volume for the 2026 quarter consisted of approximately 175,000 tons from inventory and another 17,500 tons of toll processing customer owned material compared to the 2025 quarter volume consisting of approximately 132,500 tons from inventory and 19,000 tons of toll processing. The increase in sales volume for the 2026 quarter was related to a combination of stronger demand among some customers, successful commercial efforts to increase capacity utilization and the acquisition of Century. Flat-roll segment operations recorded earnings from operations of approximately $24.7 million and $8.8 million for the 2026 quarter and 2025 quarter, respectively.

The Company’s flat-roll segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2026 quarter totaled approximately $18.2 million compared to approximately $10.7 million for the 2025 quarter. Sales increased due to a combination of sales volume growth and an increase in the average selling price per ton. Tons sold increased from approximately 9,000 tons in the 2025 quarter to approximately 13,500 tons in the 2026 quarter. The average per ton selling price increased from approximately $1,206 per ton for the 2025 quarter to approximately $1,341 per ton for the 2026 quarter. The tubular segment recorded earnings from operations of approximately $2.1 million and $1.3 million for the 2026 quarter and 2025 quarter, respectively.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2026 quarter, selling, general and administrative costs increased approximately $5.4 million compared to the 2025 quarter. This increase was primarily driven by profit-based and volume-based incentive compensation being approximately $3.1 million higher for the 2026 quarter combined with approximately $1.7 million of additional ongoing expenses related to the operation of Century. The remaining increase was primarily attributable to an increase in personnel to support sales growth and execution of our strategic initiatives.

Income Taxes

Income taxes increased from a provision for the 2025 quarter of approximately $1.6 million to a provision for the 2026 quarter of approximately $4.2 million. This increase was primarily related to increased earnings before taxes for the 2026 quarter. The income tax provision as a percentage of earnings before tax was approximately 24.7% and 24.3% for the 2026 quarter and 2025 quarter, respectively. For both quarters, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision.

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

The following table reconciles the GAAP measure for gross profit to the non-GAAP measure adjusted gross profit (in thousands):

	THREE MONTHS ENDED
	JUNE 30,
	2026	2025
Gross profit (GAAP measure)	$31,871	$12,498
Processing and warehousing expense	13,427	9,328
Delivery expense	9,385	6,400
Depreciation and amortization	1,069	847
Adjusted gross profit (non-GAAP measure presented)	$55,752	$29,073

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s current ratio was 2.9 at June 30, 2026 and 3.4 at March 31, 2026. Working capital was approximately $190.8 million at June 30, 2026 and $180.9 million at March 31, 2026.

During the three months ended June 30, 2026, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

The Company has a $140 million asset-based lending facility ("ABL Facility") led by JPMorgan Chase Bank, N.A. with Wells Fargo Bank, N.A. as a 40% syndicated participant. The ABL Facility matures on August 29, 2030 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1.45% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.65% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 10% of the revolving commitment or $14 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.00 to 1.00 for the trailing twelve-month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased up to an aggregate of $60 million, in minimum increments of $5 million. At June 30, 2026, the Company had a balance of approximately $91.5 million under the ABL Facility with an applicable interest rate of 5.3% and the Company's borrowing base calculation supported full access to the ABL Facility.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 12 months.

HEDGING ACTIVITIES

The Company utilizes hot-rolled coil futures, options and swaps to manage price risk on unsold inventory and longer-term fixed price sales agreements. The Company has elected hedge accounting for some of its hedging activities previously but most recently the Company has classified its hedging activities as economic hedges of risk with mark-to-market ("MTM") accounting treatment. Hedging decisions are intended to protect the value of the Company's inventory and produce more consistent financial results over price cycles. The Company recognized a loss of approximately $2.8 million during the three months ended June 30, 2026 and a gain of $0.3 million during the three months ended June 30, 2025 related to hedging activities with all of this being classified as economic hedges of risk. With MTM accounting treatment, it is possible that hedging related gains or losses might be recognized in a different fiscal quarter or fiscal year than the corresponding improvement or contraction in our physical margins. See Note 9 for additional information related to the Company's hedging activities.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The determination of fair values related to the Century Metals & Supplies business combination accounting involves significant estimates and judgments in the valuation process. Actual results could differ from any estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended). We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to us is recorded, processed, summarized and reported to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2026 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Three Months Ended June 30, 2026

Part II — OTHER INFORMATION

Item 2. Issuer Purchases of Equity Securities

The Company repurchases shares of its common stock from time to time pursuant to its publicly announced share repurchase program. During the quarter ended June 30, 2026, the Company's open-market repurchases under the program were made pursuant to a Rule 10b5-1 trading arrangement ("10b5-1 Plan"), as defined in Item 408(a) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The following table provides information regarding purchases of the Company's common stock during the quarter ended June 30, 2026, including shares withheld to satisfy employees' tax withholding obligations in connection with the vesting of restricted stock awards.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That
	Total Number of Shares	Average Price Paid	Publicly Announced	May Yet Be Purchased
Period	Purchased	per Share	Programs	Under the Programs
April 1, 2026 - April 30, 2026	4,691	$17.52	4,330	1,041,444
May 1, 2026 - May 31, 2026	—	—	—	1,041,444
June 1, 2026 - June 30, 2026	—	—	—	1,041,444
	4,691	$17.52	4,330	1,041,444

Total number of shares purchased includes 4,330 shares repurchased under a repurchase program and 361 shares withheld to satisfy employees' tax withholding obligations in connection with the vesting of restricted stock awards. On December 13, 2023, the Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to 1,045,774 shares of its common stock. As of June 30, 2026, 1,041,444 shares remained available for repurchase under the program. The program is scheduled to expire on December 13, 2026, unless modified, suspended, extended, or terminated earlier by the Board of Directors.

Item 5. Other Information

During the three months ended June 30, 2026, none of our officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c), respectively, of Regulation S-K, for the purchase or sale of our securities.

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

FRIEDMAN INDUSTRIES, INCORPORATED

Date: August 6, 2026	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)