Form 10-Q
period 2026-09-30
FRIEDMAN INDUSTRIES INC
filed 2026-11-05
CIK 39092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

At November 5, 2026, the number of shares outstanding of the issuer’s only class of stock was 7,205,481  shares of Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

(In thousands, except for share data)

	SEPTEMBER 30, 2026	MARCH 31, 2026
ASSETS
CURRENT ASSETS:
Cash	$5,641	$2,450
Accounts receivable, net of allowances for credit losses of $628 and $426 at September 30, and March 31, 2026, respectively	116,886	80,174
Inventories	202,335	172,223
Current portion of derivative assets	63	153
Income tax receivable	—	521
Other current assets	15,957	1,518
TOTAL CURRENT ASSETS	340,882	257,039
PROPERTY, PLANT AND EQUIPMENT:
Land	11,642	11,642
Buildings and yard improvements	32,756	32,667
Machinery and equipment	66,364	65,512
Construction in process	5,862	934
Less accumulated depreciation	(39,185)	(37,137)
	77,439	73,618
OTHER ASSETS:
Operating lease right-of-use asset	5,837	4,702
Other assets	1,381	1,451
TOTAL ASSETS	$425,539	$336,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$101,428	$67,169
Income taxes payable	2,709	—
Dividends payable	289	284
Employee compensation and related expenses	11,459	8,270
Current portion of derivative liability	10,859	426
Current portion of contingent consideration liability	638	—
TOTAL CURRENT LIABILITIES	127,382	76,149
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	17	96
DEFERRED INCOME TAX LIABILITY	6,583	6,761
NON-CURRENT LEASE LIABILITIES	4,792	4,097
SELLER NOTE PAYABLE, NET	3,489	3,489
NON-CURRENT CONTINGENT CONSIDERATION LIABILITY	1,522	2,160
ASSET BASED LENDING FACILITY	101,672	92,564
TOTAL LIABILITIES	245,457	185,316
COMMITMENTS AND CONTINGENCIES (SEE NOTE 2)
STOCKHOLDERS’ EQUITY:
Common stock, par value $1: Authorized shares — 10,000,000; Issued shares — 9,124,805 and 9,019,505 shares at September 30, and March 31, 2026, respectively	9,125	9,020
Additional paid-in capital	36,679	35,934
Treasury stock at cost (1,912,014 shares and 1,907,323 shares at September 30, and March 31, 2026, respectively)	(13,192)	(13,110)
Retained earnings	147,470	119,650
TOTAL STOCKHOLDERS’ EQUITY	180,082	151,494
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$425,539	$336,810

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2026	2025	2026	2025
Net sales	$286,806	$152,383	$526,777	$287,160
Costs and expenses:
Costs of materials sold (excludes items shown separately below)	211,823	126,082	396,042	231,786
Processing and warehousing expense	14,231	9,064	27,658	18,392
Delivery expense	11,581	7,134	20,966	13,534
Selling, general and administrative	11,540	6,287	22,377	11,742
Depreciation and amortization	1,057	937	2,126	1,784
	250,232	149,504	469,169	277,238
EARNINGS FROM OPERATIONS	36,574	2,879	57,608	9,922
Gain (loss) on economic hedges of risk	(14,645)	851	(17,401)	1,127
Interest expense	(1,302)	(754)	(2,526)	(1,432)
Other income (expense)	10	1	(67)	5
EARNINGS BEFORE INCOME TAXES	20,637	2,977	37,614	9,622
Provision for (benefit from) income taxes:
Current	5,150	744	9,394	2,387
Deferred	(127)	(7)	(178)	(33)
	5,023	737	9,216	2,354
NET EARNINGS	$15,614	$2,240	$28,398	$7,268

Net earnings per share:
Basic	$2.19	$0.32	$3.96	$1.03
Diluted	$2.19	$0.32	$3.96	$1.03
Cash dividends declared per common share	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of these financial statements.

FRIEDMAN INDUSTRIES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In thousands)

	SIX MONTHS ENDED SEPTEMBER 30,
	2026	2025
OPERATING ACTIVITIES
Net earnings	$28,398	$7,268
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	2,126	1,784
Deferred taxes	(178)	(33)
Compensation expense for restricted stock	850	159
Change in postretirement benefits	(79)	3
Change in cash surrender value of officers' life insurance	78	(4)
Loss (gain) recognized on open derivatives not designated for hedge accounting	10,523	(500)
Amortization of right-of-use asset	45	36
Decrease (increase) in operating assets net of amounts acquired in business combination:
Accounts receivable	(37,778)	(2,108)
Inventories	(30,112)	(13,254)
Federal income taxes recoverable	521	—
Other current assets	(629)	(950)
Other assets	—	(3)
Increase (decrease) in operating liabilities net of amounts acquired in business combination:
Accounts payable and accrued expenses	33,774	22,866
Income taxes payable	2,709	(504)
Employee compensation and related expenses	3,189	1,159
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,437	15,919
INVESTING ACTIVITIES
Century business combination, net	1,066	(45,597)
Purchase of property, plant and equipment	(5,891)	(4,238)
NET CASH USED IN INVESTING ACTIVITIES	(4,825)	(49,835)
FINANCING ACTIVITIES
Debt issuance cost	—	(395)
Cash dividends paid	(573)	(565)
Cash paid for share repurchases	(82)	(9)
Borrowings on asset based lending facility	511,816	415,028
Repayments on asset based lending facility	(502,708)	(379,215)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,453	34,844
INCREASE IN CASH AND RESTRICTED CASH	17,065	928
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	3,231	4,148
CASH AND RESTRICTED CASH AT END OF PERIOD	$20,296	$5,076

Cash and restricted cash at  September 30, 2026 and  March 31, 2026 included approximately $14.7 million and $0.8 million, respectively, of cash required to collateralize open derivative positions. These amounts are reported in "Other current assets" on the Company's consolidated balance sheets at  September 30, 2026 and  March 31, 2026. The Company had approximately $0.5 million in restricted cash as of  September 30, 2025.

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

NOTE 2 — BUSINESS COMBINATIONS

On August 29, 2025 (the “Acquisition Date”), the Company acquired certain assets and liabilities of Century Metals & Supplies Inc. based in Miami, Florida. The Company acquired the working capital, buildings, processing and other equipment, and the related real estate (the “Transaction”). In addition to the owned facilities in Miami, the Transaction also included leased distribution and warehouse facilities in Orlando, Florida and Tampa, Florida. The operations continue as Century Metals and Supplies LLC ("Century"), a wholly owned subsidiary of the Company. Century is a metals processing company with cut-to-length and coil slitting capabilities which operates as part of the Company's flat-roll business segment. As a result of the Transaction, the Company expanded its presence in the southeastern U.S. and Latin American markets and broadened the Company's product offerings to include cold-rolled, coated, and stainless steels, as well as non-ferrous materials such as aluminum, copper, and brass.

The Transaction resulted in the Company acquiring all the ownership interests in the assets noted above, for total consideration of approximately $51.6 million, after final net working capital adjustments. The total consideration consists of (i) approximately $45.6 million of cash at close, (ii) a five-year seller's note with a fair value of approximately $3.5 million, (iii) contingent consideration possible through earn-out provisions with an initial fair value of approximately $3.6 million and a post-closing final working capital adjustment in favor of the Company of approximately $1.1 million. The contingent consideration allows for up to $10 million in additional consideration over a four-year period based on certain performance metrics and is not contingent on the sellers' employment with Century at the time of the payout and, as such, the fair value of such contingent consideration was recognized as consideration transferred.

The seller’s note was fair valued using a discounted cash flow analysis of the expected future payments, for which the significant inputs included the rate of return based on a reference rate plus a spread and the expected cash flows associated with the seller’s note over the remaining time to maturity. The contingent consideration was fair valued using a Monte Carlo simulation of the potential cash payments to the sellers utilizing an estimate of the average future EBITDA, which was discounted to present value. The significant inputs to the Monte Carlo simulation included projected future EBITDA, a discount rate, EBITDA targets, maximum payout and EBITDA volatility. Such contingent consideration is required to be measured at fair value at inception and at each reporting period. There were no changes to the valuation methodology during the interim period. As of September 30, 2026, the value of the contingent consideration was approximately $2.2 million and is reported on the consolidated balance sheet under current and non-current contingent consideration liabilities.

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

NOTE 4 — INVENTORIES

The Company operates in two segments: the flat-roll segment and the tubular segment. Both the flat-roll segment and tubular segment inventories consist of raw material and finished goods. Cost for all of the Company's flat-roll segment inventory, except for inventory of the Century Metals & Supplies subsidiary, is determined using the weighted average cost method. The cost of Century's inventory is determined using the specific identification method. Cost for all of the Company's tubular segment inventory is determined using the weighted average cost method. All inventories are valued at the lower of cost or net realizable value. Flat-roll raw material inventory consists primarily of carbon steel, stainless steel and aluminum flat-roll products the Company will process into sheet, plate or slit coil. Flat-roll finished goods consists of processed sheet, plate or slit coil inventory. Tubular raw material inventory consists of hot-rolled steel coils that the Company will manufacture into pipe. Tubular finished goods inventory consists of pipe the Company has manufactured. Inventory costs include the costs of the purchased metals, inbound freight, transfer freight, certain external processing, internal processing, direct labor and applicable overhead costs.

A summary of inventory values by product group follows (in thousands):

	September 30, 2026	March 31, 2026
Flat-Roll raw material	$146,422	$120,763
Flat-Roll finished goods	35,312	31,068
Tubular raw material	9,172	9,441
Tubular finished goods	11,429	10,951
	$202,335	$172,223

NOTE 5 — DEBT

         The Company has an asset-based lending facility ("ABL Facility") led by JPMorgan Chase Bank, N.A. with Wells Fargo Bank, N.A. as a 40% syndicated participant. During September 2026, the Company completed an amendment to the ABL Facility expanding the size of the facility from $140 million to $200 million. The ABL Facility matures on August 29, 2030 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1.45% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.65% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 10% of the revolving commitment or $20.0 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.00 to 1.00 for the trailing twelve-month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL facility may be increased up to an aggregate of $75 million, in minimum increments of $5 million. At  September 30, 2026, the Company had a balance of approximately $101.7 million under the ABL Facility with an applicable interest rate of 5.55%. At  September 30, 2026, the Company's borrowing base supported full access to the ABL Facility.

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

The components of expense related to leases for the three and six months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease expense	$294	$168	$581	$276
	$294	$168	$581	$276

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of  September 30, 2026 and  March 31, 2026 (in thousands):

	September 30, 2026	March 31, 2026	Balance Sheet Classification
Assets
Operating lease right-of-use asset	$5,837	$4,702	Operating lease right-of-use asset
Total right-of-use assets	$5,837	$4,702
Liabilities
Operating lease liability, current	$1,241	$756	Accrued expenses
Operating lease liability, non-current	4,792	4,097	Non-current lease liabilities
Total lease liabilities	$6,033	$4,853

As of  September 30, 2026, the weighted-average remaining lease term was 10.1 years for operating leases. The weighted average discount rate was 6.7% for operating leases.

Maturities of lease liabilities as of  September 30, 2026 were as follows (in thousands):

Operating Leases
Fiscal 2027 (remainder of fiscal year)	801
Fiscal 2028	1,572
Fiscal 2029	1,576
Fiscal 2030	684
Fiscal 2031 and beyond	4,544
Total undiscounted lease payments	$9,177
Less: imputed interest	(3,144)
Present value of lease liability	$6,033

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

At  September 30, 2026, the Company's construction in process balance of approximately $5.9 million consisted primarily of approximately $4.2 million associated with a building and processing capability expansion project at the Sinton, TX location and approximately $0.9 million associated with a processing capability expansion project at the Granite City, IL location. The remaining balance consists of several smaller projects among our facilities.

NOTE 8 — STOCK BASED COMPENSATION

The Company maintains two stock based compensation plans: the Friedman Industries, Incorporated 2016 Restricted Stock Plan (the “2016 Plan”) and the Friedman Industries, Incorporated 2025 Long-Term Incentive Plan (the "2025 Plan"). The plans are administered by the Compensation Committee of the Board of Directors (the “Board”) and continue indefinitely until terminated by the Board or until all shares allowed by the plans have been awarded and earned. All shares authorized under the 2016 Plan have been awarded with some of those shares still under vesting restrictions at  September 30, 2026. Under the 2025 Plan, the Company may award stock-based compensation to employees, non-employee directors and third-party service providers. The 2025 Plan permits the award of stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards for up to 550,000 shares of the Company's common stock. As of   September 30, 2026, all stock based compensation issued under the 2025 plan was in the form of restricted stock awards and a total of 416,396 shares were still available to be issued under the plan. Restricted awards entitle recipients to vote and receive non-forfeitable dividends during the restriction period. Because dividends are non-forfeitable, they are reflected in retained earnings. Forfeitures are accounted for upon their occurrence. Because the Company accounts for forfeitures as they occur, the non-forfeitable dividends are reclassified from retained earnings to additional stock compensation for the actual forfeitures that occurred.

The following table summarizes the activity related to restricted stock awards for the six months ended September 30, 2026:

		Weighted Average
	Number of Shares	Grant Date Fair Value Per Share
Unvested at March 31, 2026	142,276	$16.86
Granted	105,300	23.89
Vested	(17,740)	14.39
Unvested at September 30, 2026	229,836	$20.27

The Company measures compensation expense for restricted stock awards at the market price of the common stock as of the grant date. Compensation expense for awards with time-based restrictions is recognized over the requisite service period applicable to each award. Compensation expense for awards with performance-based restrictions is recognized once it is probable the performance conditions will be satisfied with a cumulative effect adjustment and the remaining expense recognized over the remaining service period. The stock awards granted during the six months ended September 30, 2026 consist of 71,550 time restricted shares with annual ratable vesting over a three year period and 33,750 performance restricted shares with vesting thresholds dependent on the percentage of average earnings before tax to average accounts receivable, inventory and net PP&E over a three year period. The Company recorded compensation expense of approximately $0.9 million and $0.2 million in the six months ended September 30, 2026 and 2025, respectively, relating to the restricted stock issued under the plans. As of  September 30, 2026, unrecognized compensation expense related to unvested restricted stock was approximately $2.7 million which is expected to be recognized over a weighted average period of approximately 2.0 years.

NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes futures, options and swaps to manage our exposure to metals price risk that is inherent in our business. For the six months ended September 30, 2026 and 2025, all of the Company's hedging activities were classified as economic hedges of risk with mark-to-market ("MTM") accounting treatment. By using derivatives, the Company is exposed to credit and market risk. The Company’s exposure to credit risk includes the counterparty’s failure to fulfill its performance obligations under the terms of the derivative contract. The Company attempts to minimize its credit risk by entering into transactions with high quality counterparties and uses exchange-traded derivatives when available. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in commodity prices. The Company manages market risk by continually monitoring exposure within its risk management strategy and portfolio. For any transactions designated as hedging instruments for accounting purposes, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of hedged items.

The Company has forward physical purchase supply agreements in place with some of its suppliers for a portion of its monthly physical steel needs. These supply agreements are not subject to mark-to-market accounting due to the Company electing the normal purchase normal sale exclusion provided in ASC 815.

At  September 30, 2026 and  March 31, 2026, the Company did not have any derivatives designated as hedging instruments and classified as cash flow or fair value hedges.

The following table summarizes the fair value of the Company’s derivative financial instruments and the respective line in which they were recorded in the Consolidated Balance Sheet as of  September 30, 2026 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Derivatives not designated as hedging instruments:	Location	Fair Value	Location	Fair Value
Hot-rolled coil steel contracts	Current portion of derivative assets	$63	Current portion of derivative liability	$10,859

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

During the six months ended September 30, 2026 and 2025, the Company entered into hot-rolled coil futures and swap contracts that were not designated as hedging instruments for accounting purposes. Accordingly, the change in fair value related to these instruments was immediately recognized in earnings for these periods. During the six months ended September 30, 2026 and 2025, the Company did not designate any transactions as hedging instruments for accounting purposes.

The following table summarizes the loss recognized in earnings for derivative instruments not designated as hedging instruments during the three and six months ended September 30, 2026 (in thousands):

		Loss Recognized in Earnings
	Location of Loss	for the Three Months Ended
	Recognized in Earnings	September 30, 2026
Hot-rolled coil steel contracts	Gain (loss) on economic hedges of risk	$(14,645)

		Loss Recognized in Earnings
	Location of Loss	for the Six Months Ended
	Recognized in Earnings	September 30, 2026
Hot-rolled coil steel contracts	Gain (loss) on economic hedges of risk	$(17,401)

The following table summarizes the gain recognized in earnings for derivative instruments not designated as hedging instruments during the three and six months ended September 30, 2025 (in thousands):

		Gain Recognized in Earnings
	Location of Gain	for the Three Months Ended
	Recognized in Earnings	September 30, 2025
Hot-rolled coil steel contracts	Gain (loss) on economic hedges of risk	$851

		Gain Recognized in Earnings
	Location of Gain	for the Six Months Ended
	Recognized in Earnings	September 30, 2025
Hot-rolled coil steel contracts	Gain (loss) on economic hedges of risk	$1,127

The following table summarizes the Company's economic (non-designated) derivative instruments outstanding at  September 30, 2026 (in thousands):

	Notional Amount	Maturity Date
Hot-rolled coil steel contracts	$(118,690)	October 2026 - June 2027

The following table summarizes the Company's economic (non-designated) derivative instruments outstanding at  March 31, 2026 (in thousands):

	Notional Amount	Maturity Date
Hot-rolled coil steel contracts	$(8,987)	April 2026 - May 2027

At  September 30, 2026 and  March 31, 2026, cash of approximately $14.7 million and $0.8 million, respectively, was held by our clearing agent to collateralize our open derivative positions. These cash requirements are included in "Other current assets" on the Company's Consolidated Balance Sheets at  September 30, 2026 and  March 31, 2026.

NOTE 10 — FAIR VALUE MEASUREMENTS

Accounting standards provide a comprehensive framework for measuring fair value, define fair value, and establish a hierarchy prioritizing the inputs to valuation techniques. The hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. Levels within the hierarchy are defined as follows:

●	Level 1 – Quoted prices for identical assets and liabilities in active markets.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At  September 30, 2026, our financial assets and liabilities, measured at fair value on a recurring basis were as follows (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(10,796)	$—	$—	$(10,796)
Contingent consideration for business combination - financial liability	$—	$—	$(2,160)	$(2,160)
Total	$(10,796)	$—	$(2,160)	$(12,956)

At  March 31, 2026, our financial assets and liabilities, measured at fair value on a recurring basis were as follows (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Commodity futures – financial liabilities, net	$(273)	$—	$—	$(273)
Contingent consideration for business combination - financial liability	$—	$—	$(2,160)	$(2,160)
Total	$(273)	$—	$(2,160)	$(2,433)

At  September 30, 2026 and  March 31, 2026, the Company did not have any fair value measurements on a non-recurring basis.

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

The following is a summary of significant financial information relating to the product groups (in thousands):

	Three Months Ended September 30, 2026
	Flat-roll	Tubular	Other	Total
Net sales	$266,565	$20,241		$286,806
Cost and expenses:
Cost of materials sold	197,538	14,285		211,823
Processing and warehousing expense	11,264	2,967		14,231
Delivery expense	11,310	271		11,581
Commercial expense	4,827	294		5,121
Depreciation and amortization	909	86	62	1,057
General corporate expenses	—	—	6,419	6,419
	225,848	17,903	6,481	250,232
EARNINGS (LOSS) FROM OPERATIONS	40,717	2,338	(6,481)	36,574
Loss on economic hedges of risk				(14,645)
Interest expense				(1,302)
Other income				10
EARNINGS BEFORE INCOME TAXES				$20,637

	Six Months Ended September 30, 2026
	Flat-roll	Tubular	Other	Total
Net sales	$488,318	$38,459		$526,777
Cost and expenses:
Cost of materials sold	369,039	27,003		396,042
Processing and warehousing expense	21,981	5,677		27,658
Delivery expense	20,361	605		20,966
Commercial expense	9,659	546		10,205
Depreciation and amortization	1,815	166	145	2,126
General corporate expenses	—	—	12,172	12,172
	422,855	33,997	12,317	469,169
EARNINGS (LOSS) FROM OPERATIONS	65,463	4,462	(12,317)	57,608
Loss on economic hedges of risk				(17,401)
Interest expense				(2,526)
Other expense				(67)
EARNINGS BEFORE INCOME TAXES				$37,614

	Three Months Ended September 30, 2025
	Flat-roll	Tubular	Other	Total
Net sales	$143,340	$9,043	—	$152,383
Cost and expenses:
Cost of materials sold	119,820	6,262	—	126,082
Processing and warehousing expense	7,515	1,549	—	9,064
Delivery expense	7,009	125	—	7,134
Commercial expense	2,473	187	—	2,660
Depreciation and amortization	825	52	60	937
General corporate expenses	—	—	3,627	3,627
	137,642	8,175	3,687	149,504
EARNINGS (LOSS) FROM OPERATIONS	5,698	868	(3,687)	2,879
Gain on economic hedges of risk				851
Interest expense				(754)
Other income				1
EARNINGS BEFORE INCOME TAXES				$2,977

	Six Months Ended September 30, 2025
	Flat-roll	Tubular	Other	Total
Net sales	$267,407	$19,753	—	$287,160
Cost and expenses:
Cost of materials sold	218,974	12,812	—	231,786
Processing and warehousing expense	14,413	3,979	—	18,392
Delivery expense	13,269	265	—	13,534
Commercial expense	4,672	399	—	5,071
Depreciation and amortization	1,594	101	89	1,784
General corporate expenses	—	—	6,671	6,671
	252,922	17,556	6,760	277,238
EARNINGS (LOSS) FROM OPERATIONS	14,485	2,197	(6,760)	9,922
Gain on economic hedges of risk				1,127
Interest expense				(1,432)
Other income				5
EARNINGS BEFORE INCOME TAXES				$9,622

	September 30, 2026	March 31, 2026
IDENTIFIABLE ASSETS:
Flat-Roll	$373,224	$301,528
Tubular	29,784	28,822
	403,008	330,350
General corporate assets	22,531	6,460
	$425,539	$336,810

General corporate expenses reflect general and administrative expenses not directly associated with segment operations and consist primarily of payroll expenses related to corporate functions, professional fees and services, retirement plan contribution expense, corporate insurance expenses, restricted stock plan compensation expense and administrative office expenses. At  September 30, 2026 and  March 31, 2026, corporate assets consist primarily of cash, restricted cash, leased administrative office right-of-use assets, unamortized debt issuance costs and the cash value of officers’ life insurance. Although inventory is transferred at cost between product groups, there are no sales between product groups.

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

The following table disaggregates our revenue by product for each of our reportable business segments for the three and six months ended September 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Flat-Roll Segment:
Company Owned Flat-Roll Products	$265,093	$141,694	485,682	264,540
Processing or Storage of Customer Owned Coil	1,472	1,646	2,636	2,867
	$266,565	$143,340	488,318	267,407
Tubular Segment:
Manufactured Pipe	$20,241	$9,043	38,459	19,753
	$20,241	$9,043	38,459	19,753

NOTE 13 — STOCKHOLDERS’ EQUITY

The following tables reflect the changes in stockholders’ equity for each of the six months ended September 30, 2026 and  September 30, 2025 (in thousands):

		Additional
	Common	Paid-In	Treasury	Retained
	Stock	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2026	$9,020	$35,934	$(13,110)	$119,650	$151,494
Net earnings	—	—	—	12,784	12,784
Paid in capital – restricted stock	—	244	—	—	244
Issuance of restricted stock	105	(105)	—	—	—
Repurchase of shares	—	—	(82)	—	(82)
Cash dividends ($0.04 per share)	—	—	—	(289)	(289)
BALANCE AT JUNE 30, 2026	$9,125	$36,073	$(13,192)	$132,145	$164,151
Net earnings	—	—	—	15,614	15,614
Paid in capital – restricted stock	—	606	—	—	606
Cash dividends ($0.04 per share)	—	—	—	(289)	(289)
BALANCE AT SEPTEMBER 30, 2026	$9,125	$36,679	$(13,192)	$147,470	$180,082

		Additional
	Common	Paid-In	Treasury	Retained
	Stock	Capital	Stock	Earnings	Total
BALANCE AT MARCH 31, 2025	$8,877	$35,394	$(13,100)	$101,254	$132,425
Net earnings	—	—	—	5,028	5,028
Paid in capital – restricted stock	—	123	—	—	123
Issuance of restricted stock	90	(90)	—	—	—
Repurchase of shares	—	—	(10)	—	(10)
Cash dividends ($0.04 per share)	—	—	—	(286)	(286)
BALANCE AT JUNE 30, 2025	$8,967	$35,427	$(13,110)	$105,996	$137,280
Net earnings	—	—	—	2,240	2,240
Paid in capital – restricted stock	—	36	—	—	36
Cash dividends ($0.04 per share)	—	—	—	(283)	(283)
BALANCE AT SEPTEMBER 30, 2025	$8,967	$35,463	$(13,110)	$107,953	$139,273

NOTE 14 — EARNINGS PER SHARE

Basic and dilutive net earnings per share are computed based on the following information (in thousands, except for share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator (basic and diluted)
Net earnings	$15,614	$2,240	$28,398	$7,268
Less: Allocation to unvested restricted stock awards	350	30	771	97
Net earnings attributable to common shareholders	$15,264	$2,210	$27,627	$7,171

Denominator (basic and diluted)
Weighted average common shares outstanding	6,982,955	6,965,880	6,982,955	6,965,880

For the six months ended September 30, 2026 and 2025, the Company allocated dividends and undistributed earnings to the unvested restricted stock awards.

As the restricted stock qualifies as participating securities, the following restricted stock awards were not included in the computation of weighted average diluted common shares outstanding under the two-class method:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Restricted Stock Awards	156,028	55,755	161,049	73,373

NOTE 15 — SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of approximately $2.5 million and $1.3 million during the six months ended September 30, 2026 and 2025, respectively. Additionally, the Company paid income taxes of approximately $6.3 million and $3.0 million during the six months ended September 30, 2026 and 2025, respectively.

NOTE 16 — INCOME TAXES

For the six months ended September 30, 2026 and 2025, the Company recorded income tax provisions of approximately $9.2 million and $2.4 million, respectively. For both periods, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision.

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

The tubular product segment consists of the Company’s Friedman Tubular division located in Lone Star, Texas. The segment operates two electric resistance welded pipe mills with a combined outside diameter (“OD”) size range of 2 3/8” OD to 8 5/8” OD. Both pipe mills are American Petroleum Institute (“API”) licensed to manufacture line pipe and oil country pipe and also manufacture pipe for structural purposes that meets other recognized industry standards. All of the tubular segment's revenue is generated from sales of Company owned inventory.

Results of Operations

Six Months Ended September 30, 2026 Compared to Six Months Ended September 30, 2025

During the six months ended September 30, 2026 (the “2026 period”), sales, cost of materials sold and adjusted gross profit increased approximately $239.6 million, $164.3 million and $75.4 million, respectively, compared to the amounts recorded during the six months ended September 30, 2025 (the “2025 period”). Adjusted gross profit is a non-GAAP measure calculated as sales minus cost of materials sold. The increase in sales was due to an increase in the average selling price per ton and an increase in sales volume. Sales volume for the 2026 period consisted of approximately 388,000 tons from inventory and another 37,500 tons of toll processing customer owned material compared to the 2025 period volume consisting of approximately 296,500 tons from inventory and 43,500 tons of toll processing. The Company's legacy facilities demonstrated substantial year-over-year growth, generating approximately 64,000 additional tons of sales volume independent of the Century Metals & Supplies acquisition. This growth was complemented by approximately 21,500 tons of incremental volume attributable to Century, which contributed a full six months of operations in the 2026 period compared to only September in the 2025 period. Adjusted gross profit was approximately $130.7 million for the 2026 period compared to approximately $55.4 million for the 2025 period. Adjusted gross profit as a percentage of sales was approximately 24.8% for the 2026 period compared to approximately 19.3% for the 2025 period.

The Company's operating results are influenced by fluctuations in market prices for metals, particularly hot-rolled steel coil ("HRC"), as the majority of the Company's revenue is generated from processing HRC and products derived from HRC. During the 2026 period, the Company benefited from a sustained upward trend in HRC prices. Market prices increased approximately 28% between the end of the 2025 period and the beginning of the 2026 period, followed by an additional increase of approximately 22% during the 2026 period. This upward pricing trend, combined with solid demand and constrained supply, contributed to substantial margin expansion during the 2026 period. In contrast, HRC prices were near a cyclical peak at the beginning of the 2025 period and remained relatively stable before declining modestly toward the end of the period. These market conditions supported favorable margins early in the 2025 period, followed by margin compression as the period progressed. The benefit of the favorable pricing environment during the 2026 period was partially offset by hedging-related charges, including approximately $10.5 million of unrealized mark-to-market charges associated with open derivative positions intended to mitigate the Company's exposure to future fluctuations in metals prices.

Flat-roll Segment

Flat-roll product segment sales for the 2026 period totaled approximately $488.3 million compared to approximately $267.4 million for the 2025 period. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any sales generated from processing or storage of customer owned material. Sales generated from processing or storage of customer owned material totaled approximately $2.6 million for the 2026 period and $2.9 million for the 2025 period. Sales generated from flat-roll segment inventory totaled approximately $485.7 million for the 2026 period compared to approximately $264.5 million for the 2025 period. The average per ton selling price related to these shipments increased from approximately $946 per ton in the 2025 period to approximately $1,347 per ton in the 2026 period. Sales volume for the 2026 period consisted of approximately 360,500 tons from inventory and another 37,500 tons of toll processing customer owned material compared to the 2025 period volume consisting of approximately 280,000 tons from inventory and 43,500 tons of toll processing. The increase in sales volume for the 2026 period was related to a combination of stronger demand among some customers, successful commercial efforts to increase capacity utilization and the acquisition of Century. Flat-roll segment operations recorded earnings from operations of approximately $65.5 million and $14.5 million for the 2026 period and 2025 period, respectively.

The Company’s flat-roll segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2026 period totaled approximately $38.5 million compared to approximately $19.8 million for the 2025 period. Sales increased due to a combination of sales volume growth and an increase in the average selling price per ton. Tons sold increased from approximately 16,500 tons in the 2025 period to approximately 27,500 tons in the 2026 period. The average per ton selling price increased from approximately $1,196 per ton for the 2025 period to approximately $1,398 per ton for the 2026 period. The tubular segment recorded earnings from operations of approximately $4.5 million and $2.2 million for the 2026 period and 2025 period, respectively.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2026 period, selling, general and administrative costs increased approximately $10.6 million compared to the 2025 period. This increase was primarily driven by profit-based and volume-based incentive compensation being approximately $6.6 million higher for the 2026 period combined with approximately $3.1 million of additional ongoing expenses related to the operation of Century. The remaining increase was primarily attributable to an increase in personnel to support sales growth and execution of our strategic initiatives.

Income Taxes

Income taxes increased from a provision for the 2025 period of approximately $2.4 million to a provision for the 2026 period of approximately $9.2 million. This increase was primarily related to increased earnings before taxes for the 2026 period. The income tax provision as a percentage of earnings before tax was approximately 24.5% for both the 2026 period and 2025 period. For both periods, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

During the three months ended September 30, 2026 (the “2026 quarter”), sales, cost of materials sold and adjusted gross profit increased approximately $134.4 million, $85.7 million and $48.7 million, respectively, compared to the amounts recorded during the three months ended September 30, 2025 (the “2025 quarter”). Adjusted gross profit is a non-GAAP measure calculated as sales minus cost of materials sold. The increase in sales was due to an increase in the average selling price per ton and an increase in sales volume. Sales volume for the 2026 quarter consisted of approximately 199,500 tons from inventory and another 20,000 tons of toll processing customer owned material compared to the 2025 quarter volume consisting of approximately 154,500 tons from inventory and 24,500 tons of toll processing. The Company's legacy facilities generated approximately 31,000 additional tons of sales volume, accounting for approximately 77% of the year-over-year increase. This growth was complemented by approximately 9,000 tons of incremental volume attributable to Century Metals & Supplies, which contributed three months of operations in the 2026 quarter compared to only one month in the 2025 quarter. Adjusted gross profit was approximately $75.0 million for the 2026 quarter compared to approximately $26.3 million for the 2025 quarter. Adjusted gross profit as a percentage of sales was approximately 26.1% for the 2026 quarter compared to approximately 17.3% for the 2025 quarter.

The Company's operating results are influenced by fluctuations in market prices for metals, particularly hot-rolled steel coil ("HRC"), as the majority of the Company's revenue is generated from processing HRC and products derived from HRC. During the 2026 quarter, the Company benefited from the continued upward trend in HRC prices. This favorable pricing environment, combined with solid demand and constrained supply, contributed to substantial margin expansion during the 2026 quarter. In contrast, declining HRC prices during the 2025 quarter contributed to compressed physical margins. The benefit of the favorable pricing environment during the 2026 quarter was partially offset by hedging-related charges, including approximately $9.8 million of unrealized mark-to-market charges associated with open derivative positions intended to mitigate the Company's exposure to future fluctuations in metals prices.

Flat-roll Segment

Flat-roll product segment sales for the 2026 quarter totaled approximately $266.6 million compared to approximately $143.3 million for the 2025 quarter. For a more complete understanding of the average selling prices of goods sold, it is helpful to exclude any sales generated from processing or storage of customer owned material. Sales generated from processing or storage of customer owned material totaled approximately $1.5 million for the 2026 quarter and approximately $1.6 million for the 2025 quarter. Sales generated from flat-roll segment inventory totaled approximately $265.1 million for the 2026 quarter compared to approximately $141.7 million for the 2025 quarter. The average per ton selling price related to these shipments increased from approximately $963 per ton in the 2025 quarter to approximately $1,430 per ton in the 2026 quarter. Sales volume for the 2026 quarter consisted of approximately 185,500 tons from inventory and another 20,000 tons of toll processing customer owned material compared to the 2025 quarter volume consisting of approximately 147,000 tons from inventory and 24,500 tons of toll processing. The increase in sales volume for the 2026 quarter was related to a combination of stronger demand among some customers, successful commercial efforts to increase capacity utilization and the acquisition of Century. Flat-roll segment operations recorded earnings from operations of approximately $40.7 million and $5.7 million for the 2026 quarter and 2025 quarter, respectively.

The Company’s flat-roll segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

Tubular Segment

Tubular product segment sales for the 2026 quarter totaled approximately $20.2 million compared to approximately $9.0 million for the 2025 quarter. Sales increased due to a combination of sales volume growth and an increase in the average selling price per ton. Tons sold increased from approximately 7,500 tons in the 2025 quarter to approximately 14,000 tons in the 2026 quarter. The average per ton selling price increased from approximately $1,185 per ton for the 2025 quarter to approximately $1,454 per ton for the 2026 quarter. The tubular segment recorded earnings from operations of approximately $2.3 million and $0.9 million for the 2026 quarter and 2025 quarter, respectively.

The tubular segment purchases its inventory from a limited number of suppliers. Loss of any of these suppliers could have a material adverse effect on the Company’s business.

General, Selling and Administrative Costs

During the 2026 quarter, selling, general and administrative costs increased approximately $5.3 million compared to the 2025 quarter. This increase was primarily driven by profit-based and volume-based incentive compensation being approximately $3.7 million higher for the 2026 quarter combined with approximately $1.4 million of additional ongoing expenses related to the operation of Century. The remaining increase was primarily attributable to an increase in personnel to support sales growth and execution of our strategic initiatives.

Income Taxes

Income taxes increased from a provision for the 2025 quarter of approximately $0.7 million to a provision for the 2026 quarter of approximately $5.0 million. This increase was primarily related to increased earnings before taxes for the 2026 quarter. The income tax provision as a percentage of earnings before tax was approximately 24.3% and 24.8% for the 2026 quarter and 2025 quarter, respectively. For both quarters, the effective tax rate differed from the federal statutory rate due primarily to the inclusion of state tax expenses in the provision.

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

The following table reconciles the GAAP measure for gross profit to the non-GAAP measure adjusted gross profit (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2026	2025	2026	2025
Gross profit (GAAP measure)	$48,114	$9,166	$79,985	$21,664
Processing and warehousing expense	14,231	9,064	27,658	18,392
Delivery expense	11,581	7,134	20,966	13,534
Depreciation and amortization	1,057	937	2,126	1,784
Adjusted gross profit (non-GAAP measure presented)	$74,983	$26,301	$130,735	$55,374

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s current ratio was 2.7 at September 30, 2026 and 3.4 at March 31, 2026. Working capital was approximately $213.5 million at September 30, 2026 and $180.9 million at March 31, 2026.

During the six months ended September 30, 2026, the Company maintained assets and liabilities at levels it believed were commensurate with operations. Changes in balance sheet amounts occurred in the ordinary course of business. Accounts receivable, inventories and accounts payable increased primarily due to a combination of sales volume growth and higher metals prices. Cash and restricted cash increased due to cash provided by operating and financing activities, partially offset by cash used in investing activities, primarily for capital expenditures. The Company expects to continue to monitor, evaluate and manage balance sheet components depending on changes in market conditions and the Company’s operations.

The Company has a $200 million asset-based lending facility ("ABL Facility") led by JPMorgan Chase Bank, N.A. with Wells Fargo Bank, N.A. as a 40% syndicated participant. The ABL Facility matures on August 29, 2030 and is secured by substantially all of the assets of the Company. The Company can elect borrowings on a floating rate basis or a term basis. Floating rate borrowings accrue interest at a rate equal to the prime rate minus 1.45% per annum. Term rate borrowings accrue interest at a rate equal to the SOFR rate applicable to the selected term plus 1.65% per annum. Availability of funds under the ABL Facility is subject to a borrowing base calculation determined as the sum of (a) 90% of eligible accounts receivable, plus (b) the product of 85% multiplied by the net orderly liquidating value percentage identified in the most recent inventory appraisal multiplied by eligible inventory. The ABL Facility contains a springing financial covenant whereby the financial covenant is only tested when availability falls below the greater of 10% of the revolving commitment or $20 million. The financial covenant restricts the Company from allowing its fixed charge coverage ratio to be, as of the end of any calendar month, less than 1.00 to 1.00 for the trailing twelve-month period then ending. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA, as defined in the ABL Facility, minus unfinanced capital expenditures to (b) cash interest expense plus scheduled principal payments on indebtedness plus taxes paid in cash plus restricted payments paid in cash plus capital lease obligation payments plus cash contributions to any employee pension benefit plans. The ABL Facility contains other representations and warranties and affirmative and negative covenants that are usual and customary. If certain conditions precedent are satisfied, the ABL Facility may be increased up to an aggregate of $75 million, in minimum increments of $5 million. At September 30, 2026, the Company had a balance of approximately $101.7 million under the ABL Facility with an applicable interest rate of 5.55% and the Company's borrowing base supported full access to the ABL Facility.

The Company believes that its current cash position along with cash flows from operations and borrowing capability due to its financial position are adequate to fund its expected cash requirements for the next 12 months.

HEDGING ACTIVITIES

The Company utilizes hot-rolled coil futures, options and swaps to manage price risk on unsold inventory and longer-term fixed price sales agreements. The Company has elected hedge accounting for some of its hedging activities previously but most recently the Company has classified its hedging activities as economic hedges of risk with mark-to-market ("MTM") accounting treatment. Hedging decisions are intended to protect the value of the Company's inventory and produce more consistent financial results over price cycles. The Company recognized a hedging related charge of approximately $17.4 million during the six months ended September 30, 2026 which includes approximately $10.5 million of unrealized mark-to-market charges associated with open derivative positions intended to manage future metals price exposure. In comparison, the Company recognized a gain of approximately $1.1 million during the six months ended September 30, 2025 related to hedging activities. For the three months ended September 30, 2026, the Company recognized a hedging related charge of approximately $14.6 million, including approximately $9.8 million of unrealized mark-to-market charges. In comparison, the Company recognized a hedging-related gain of approximately $0.9 million for the three months ended September 30, 2025. Because changes in the fair value of these derivative positions are recognized in current earnings, hedging-related gains and charges may be recognized in different reporting periods than the corresponding effects of metals price movements on the Company's physical margins. See Note 9 for additional information related to the Company's hedging activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended). We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to us is recorded, processed, summarized and reported to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s CEO and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2026 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FRIEDMAN INDUSTRIES, INCORPORATED

Part II — OTHER INFORMATION

Item 2. Issuer Purchases of Equity Securities

The Company repurchases shares of its common stock from time to time pursuant to its publicly announced share repurchase program. The following table provides information regarding purchases of the Company's common stock during the three months ended September 30, 2026, including shares withheld to satisfy employees' tax withholding obligations in connection with the vesting of restricted stock awards.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That
	Total Number of Shares	Average Price Paid	Publicly Announced	May Yet Be Purchased
Period	Purchased	per Share	Programs	Under the Programs
July 1, 2026 - July 31, 2026	—	$—	—	1,041,444
August 1, 2026 - August 31, 2026	—	—	—	1,041,444
September 1, 2026 - September 30, 2026	—	—	—	1,041,444
	—	$—	—	1,041,444

There were no share purchases under a repurchase program or to satisfy employees' tax withholding obligations in connection with the vesting of restricted stock awards. On December 13, 2023, the Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to 1,045,774 shares of its common stock. As of September 30, 2026, 1,041,444 shares remained available for repurchase under the program. The program is scheduled to expire on December 13, 2026, unless modified, suspended, extended, or terminated earlier by the Board of Directors.

Item 5. Other Information

During the six months ended September 30, 2026, none of our officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c), respectively, of Regulation S-K, for the purchase or sale of our securities.

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

3.3	—	Amended and Restated Bylaws of the Company, as amended on November 8, 2021. (incorporated by reference from Exhibit 3.3 to the Company's Form 10-Q filed on November 19, 2021).

** 10.1		Seventh Amendment to Amended and Restated Credit Agreement

** 31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

** 31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

** 32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael J. Taylor.

** 32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex LaRue.

**101.INS	—	Inline XBRL Instance Document.

**101.SCH	—	Inline XBRL Taxonomy Schema Document.

**101.CAL	—	Inline XBRL Calculation Linkbase Document.

**101.DEF	—	Inline XBRL Definition Linkbase Document.

**101.LAB	—	Inline XBRL Label Linkbase Document.

**101.PRE	—	Inline XBRL Presentation Linkbase Document.

**104	—	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIEDMAN INDUSTRIES, INCORPORATED

Date: November 5, 2026	By	/s/ ALEX LARUE
Alex LaRue, Chief Financial Officer – Secretary and Treasurer (Principal Financial Officer)